Form 10KSB40
period 1998-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 1998-09-28
CIK 1058828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24635
                            ------------------------

                         HYPERTENSION DIAGNOSTICS, INC.

                 (Name of Small Business Issuer in Its Charter)

                 MINNESOTA                             41-1618036
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

              2915 Waters Road, Suite 108, Eagan, Minnesota 55121

          (Address of Principal Executive Offices, including Zip Code)

                                 (651) 687-9999

                (Issuer's Telephone Number, including Area Code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($.01 par value)

                                (Title of Class)

                           Redeemable Class A Warrant

                                (Title of Class)

   Units, consisting of one share of Common Stock and one Redeemable Class A
                                    Warrant

                                (Title of Class)
                         ------------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for its most recent fiscal year were $0.

    The aggregate market value of the voting stock held by nonaffiliates of the issuer as of August 31, 1998 was approximately $16,760,373, based upon the closing sale price for the Common Stock on that date as reported by the Nasdaq Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-KSB under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe", "expect", "will", "can", "estimate", "anticipate" and similar expressions are intended to identify such forward-looking statements.

    Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors", that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

INTRODUCTION

    The Company is engaged in the design, development, assembly and marketing of a proprietary medical device that it believes will non-invasively detect subtle changes in the elasticity of large and small arteries. Vascular compliance or elasticity has been researched for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. The Company has developed two models of its HDI/PULSEWAVE-TM-CardioVascular Profiling Instrument (the "Product"). The Model CR-2000 is for research purposes only (that is, not for screening, diagnosing, monitoring or determining treatment of patients), and is currently being marketed. The Model DO-2020 is for primary care physicians and other health care professionals, and will require FDA clearance to market. The Model DO-2020 provides quantitative measurements of 14 cardiovascular parameters, which the Company believes will provide clinically valuable information to physicians in screening and diagnosing individuals who may be at risk for future cardiovascular disease and in monitoring the effectiveness of treatment of individuals with previously diagnosed cardiovascular disease. The Company has submitted an application to the FDA to market the Model DO-2020. The Company expects that the Model DO-2020 will eventually generate the majority of its revenues.

BACKGROUND

    VASCULAR DISEASE

    Disease of the blood vessels (vascular disease) is the leading cause of death and a primary cause of heart attacks and strokes in the United States. Vascular disease can manifest itself in many ways: hypertension, coronary artery disease, peripheral artery disease, atherosclerosis, aneurysm, stroke, kidney failure and retinopathy. According to a Fall 1997 memo by the National Heart, Lung and Blood Institute, 58 million Americans have some form of cardiovascular disease and hypertension is the leading cardiovascular disease. Coronary artery disease affects 13.9 million Americans and is the nation's number one killer. Stroke is ranked number three. According to a 1997 release by the National Heart, Lung and Blood Institute, approximately 50 million Americans (approximately 28% of the adult population in the United States) have been diagnosed as suffering from hypertension, typically defined as a blood pressure greater than 140 millimeters of mercury ("mmHg") systolic pressure and/or greater than 90 mmHg diastolic pressure, with nearly 75% of those (37.5 million) not properly treated for the condition and thus facing significantly increased risk for heart and kidney disease and strokes. According to the Johns Hopkins White Papers on Hypertension (1998), an additional 30 million Americans are estimated to have "high-normal hypertension" (sometimes referred to as "borderline hypertension"), defined as a blood pressure reading at or slightly above 130/85 mmHg. These individuals are twice as likely to develop hypertension and they have a greater risk of cardiovascular events than people with lower blood pressure. In fact, high-normal blood pressure is so common in the United States that the majority of cardiovascular events attributable to high blood pressure occur in people who demonstrate this condition.

    Hypertension can easily go undetected and has been called the "silent killer" because it usually produces no symptoms until after it seriously damages the heart, kidneys, brain or some other organ. Elevated blood pressure indicates that the heart is working harder than normal, putting both the heart and the arteries under greater strain. Over time, these arteries become scarred, hardened and less elastic, accelerating the process of atherosclerosis and leaving one susceptible to heart attacks, strokes, kidney failure and eye damage. According to the Archives of Internal Medicine (March 24, 1997), high blood pressure is of particular concern to older adults, as levels increase with age, and is present in more than half of Americans age 60 or older. The seriousness of this problem increases as the population grows older because individuals with sustained high blood pressure have an increased overall death rate from stroke, heart attack and kidney disease.

    Hypertension is a deadly disease that damages both large and small arteries, leading to pathological changes in the tissues or organs supplied by these damaged arteries, and accelerating the development of atherosclerosis (the formation of plaque and the accumulation of fatty deposits lining the walls of the artery which affect blood flow) in large blood vessels, and the arteries supplying blood to the brain, heart, kidneys and legs. Atherosclerotic plaques can cause mini-strokes (transient ischemic attacks) due to diminished blood flow (ischemia) to parts of the brain; angina from partly obstructed coronary arteries; or pain in the leg muscles when walking, a result of poor blood supply to the legs (peripheral arterial disease). Blood clots, which tend to occur at the sites of atherosclerotic narrowing, can totally block a vessel and cause a stroke or heart attack.

    Atherosclerosis begins in the wall of the artery with an early abnormality in the lining of the arterial wall called the endothelium. The endothelium helps to maintain the flexibility or elasticity of the artery and normally inhibits the accumulation of lipid and cellular deposits into the arterial wall of the artery. Abnormal function of the endothelium and the associated structural changes in the wall result in a loss of elasticity of the small arteries. Detection of this loss in elasticity can identify individuals with abnormal arterial structure and function long before plaque formation can cause morbid cardiovascular events. Furthermore, demonstration of normal arterial structure and function might suggest that the individual does not have early atherosclerosis and may not need aggressive risk factor management.

    A number of risk factors for atherosclerosis have been identified, including elevated blood pressure, elevated cholesterol level, smoking, diabetes and family history of atherosclerosis. Clinical events associated with atherosclerosis, including heart attacks (myocardial infarction), strokes, angina (myocardial ischemia), peripheral vascular ischemia (claudication) and renal failure are late manifestations of the disease as a result of plaque formation that impinges on blood flow. The absence of a clinically applicable method to detect the presence of atherosclerosis prior to plaque obstruction of the lumen (the inner space in the blood vessel through which blood passes) has led to widespread efforts to identify the risk factors in the entire population and to intervene on those who harbor such risk factors. The problem with this approach is two-fold: (a) patients without these risk factors will not be identified even though up to half of the atherosclerotic clinical events occur in individuals without any of the traditional risk factors; and (b) patients who have one or more risk factors may be subjected to therapy even though they do not have the atherosclerotic process the therapy is designed to inhibit.

    THE CLINICAL PROBLEM

    Cardiovascular specialists spend considerable effort on evaluating heart function, including electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction. Blood pressure measurement is a very insensitive and nonspecific means of assessing the condition of the arteries. Traditionally, a patient's arterial blood pressure is obtained clinically by using a sphygmomanometer which involves a cuff placed on the patient's upper arm that is pressurized to occlude blood flow. As the cuff pressure is gradually reduced, sounds are generated in the artery below the cuff and these are identified by using a stethoscope placed over that artery. The initial occurrence of sound as the cuff is deflated reflects the "systolic blood pressure" or the highest pressure generated during the heart's contraction, and the pressure at which the sounds finally disappear is taken as the "diastolic blood pressure," or the lowest pressure reached before the next cardiac cycle.

    Although an elevated blood pressure is associated with a higher risk for cardiovascular events, the elevated blood pressure is not the disease but merely a crude marker for the likelihood of disease. Furthermore, blood pressure itself is highly variable from moment to moment and day to day. Measurement of ambulatory blood pressure throughout the day provides a more accurate assessment of the actual pressure but it is a cumbersome and expensive technique and still does not demonstrate the disease in the blood vessels it is attempting to identify. Elevated cholesterol, especially an increase in the low-density lipoproteins/high-density lipoproteins ("LDL/HDL") ratio, also is associated with a higher risk for morbid cardiovascular events, but this measurement does not identify blood vessel disease but rather identifies a factor that might accelerate blood vessel disease if it is present. Thus, the only methods in routine use by physicians today to identify individuals who need treatment are methods that are neither sensitive nor specific in detecting the blood vessel disease that leads to morbid cardiovascular events.

    THE COMPANY'S SOLUTION

    The traditional systolic-diastolic method for measuring blood pressure provides the physician with very limited clinical information about the patient's vascular health. In contrast, the Company's Model DO-2020 measures a blood pressure waveform produced by the beating heart that the Company believes can be analyzed to provide an assessment of arterial elasticity. When the aortic valve closes after the heart has ejected its stroke volume of blood (the blood ejected during each heart beat), the decay or decrease of blood pressure within the arteries prior to the next heart beat forms a pressure curve or waveform which is indicative of arterial elasticity. Subtle changes in arterial elasticity introduce changes in the arterial system that are reflected in the arterial blood pressure waveform and research suggests that these changes in the function and structure of the arterial wall precede the development of coronary artery disease, or the premature stiffening of the small arteries which appears to be an early marker for cardiovascular disease.

    Incorporating the physiological phenomena associated with blood pressure waveforms, Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota in Minneapolis and two of the founders of the Company, developed in the early 1980's a method for determining a measure of elasticity in both large and small arteries. The technique involved an invasive procedure that placed a catheter connected to a pressure transducer into the patient's artery in order to obtain a blood pressure waveform that could be analyzed using a modified Windkessel model, a well-established electrical analog model which describes the pressure changes during the diastolic phase of the cardiac cycle in the circulatory system.

    This "blood pressure waveform" or "pulse contour" analysis method provided an independent assessment of the elasticity or flexibility of the large arteries which expand to briefly store blood ejected by the heart, and of the small and very small arteries (arterioles) which produce oscillations or reflections in response to the blood pressure waveform generated during each heart beat.

    By assessing the elasticity of the arterial system, clinical investigators have been able to identify a reduction in arterial elasticity in patients without evidence of traditional risk factors, suggesting the early presence of vascular disease. Furthermore, clinical research data has demonstrated that individuals with heart failure, coronary artery disease, hypertension and diabetes, typically exhibit a loss of arterial elasticity. These abnormal blood vessel changes often appear to precede overt signs of cardiovascular disease and the occurrence of a heart attack or stroke by many years. Clinical investigators have also demonstrated an age-related loss of elasticity of both the large and small arteries suggesting that premature stiffening of an individual's arteries is an apparent marker for the early onset of cardiovascular disease.

THE PRODUCT

    Although the aorta and large arteries can be visualized by various non-invasive techniques, such as radiology, magnetic resonance imaging ("MRI"), computerized tomography ("CT") scans and ultrasonography, the Company believes there is currently no clinical way to evaluate the elasticity of the small and very small arteries which appear to be the first to become altered in hypertension and other vascular diseases. For this reason, the Company sought an easy to use, non-invasive solution that could assess the status of these small blood vessels.

    The Product incorporates a patented and proprietary instrument and procedures which painlessly and non-invasively collects 30 seconds of blood pressure waveform data, automatically analyzes this data by means of an embedded computer and generates a CardioVascular Profile Report. Both models of the Product consist of four primary components: (a) a non-invasive arterial pulse pressure sensor placed over the radial artery at the wrist; (b) an upper-arm blood pressure cuff connected to an oscillometric pressure module; (c) an enclosure which contains a computer, other electronics and software programs; and (d) an external printer.

                                 PRODUCT MODELS

                                     USE                      BASIC FEATURES               SPECIAL FEATURES
                         ----------------------------  ----------------------------  ----------------------------
MODEL DO-2020 .          - Cardiovascular Specialists  - Non-invasively collects     - A brief medical history of
  (Doctor's Office)      - Cardiologists                 blood pressure waveform       the patient is recorded by
                         - General Family Practice       data.                         the nurse or technician.
                           Physicians                  - Performs a pulse contour    - An internal modem
                         - Internists                    analysis on the digitized     transmits data via a
                         - Nephrologists                 data.                         toll-free telephone line
                                                       - Generates a CardioVascular    to CDMF.
                                                         Profile Report.             - Upon FDA clearance of this
                                                       - Some Report parameters are    model, the CardioVascular
                                                         displayed on the screen,      Report may assist
                                                         and the entire Report is      physicians in screening,
                                                         generated by an external      diagnosing and monitoring
                                                         printer.                      the treatment of patients.

Model CR-2000 .........  - Pharmaceutical Companies    - Non-invasively collects     - A standard output port is
  (Clinical Research)    - Academic Research Centers     blood pressure waveform       included to allow Research
                         - Government Research           data.                         Investigators to send
                           Centers                     - Performs a pulse contour      blood pressure waveform
                                                         analysis on the digitized     data and analyzed
                                                         data                          CardioVascular Profile
                                                       - Generates a research          Report results to computer
                                                         version of a                  systems within their
                                                         CardioVascular Profile        research facilities.
                                                         Report
                                                       - Some Report parameters are
                                                         displayed on the screen,
                                                         and the entire Report is
                                                         generated by an external
                                                         printer.

    Following FDA clearance, the Model DO-2020 will initially be marketed to cardiovascular specialists, cardiologists, general and family practitioners, internists, nephrologists and other physicians in medical practices throughout the United States. Because the Model DO-2020 provides an index of a patient's arterial elasticity, the Company believes it could permit physicians to screen, diagnose and monitor the treatment of patients with cardiovascular disease with more reliability than other methods currently available. With the Model DO-2020, physicians could have a simple, painless and non-invasive method to obtain vital information on the vascular status of patients in support of their efforts to identify individuals at risk for developing cardiovascular disease and to more effectively monitor the treatment of patients receiving cardiovascular therapy. The Company expects that the Model DO-2020 will eventually generate the majority of its revenues.

    The Model CR-2000 is being marketed to medical directors and research investigators at pharmaceutical firms and academic research centers on a worldwide basis. These organizations are in the business of conducting research on a variety of therapies and have a strong interest in a non-invasive means of gathering information from human research subjects.

CARDIOVASCULAR PROFILE REPORT

    The CardioVascular Profile Report provides the following 14 cardiovascular values:

-  A 1.5 Second Blood Pressure Waveform Graph

-  Systolic Blood Pressure (mmHg)

-  Diastolic Blood Pressure (mmHg)

-  Mean Arterial Pressure (mmHg)

-  Pulse Rate (beats/min)

-  Cardiac Ejection Time (msec)

-  Stroke Volume (ml/beat)

-  Stroke Index Volume (ml/beat/m2)

-  Estimated Cardiac Output (L/min)

-  Estimated Cardiac Index (L/min/m2)

-  Large Artery Elasticity Index (ml/mmHg X 10)

-  Small Artery Elasticity Index (ml/mmHg X 100)

-  Systemic Vascular Resistance (dynes-sec-cm-5)

-  Total Vascular Impedance (dynes-sec-cm-5)

    Clinical research suggests that the arterial elasticity indices can be used to determine the clinical age of the body's arteries and that these values, when viewed in combination with a medical history, physical examination and/or other tests, may provide a meaningful picture of vascular health for patients 15 years of age and older. The large artery elasticity index and the small artery elasticity index are of particular clinical importance in this assessment. These indices indicate the elasticity or flexibility of the patient's large and small arteries, which may be beneficial in distinguishing between individuals with high-normal blood pressure and those with more severe vascular disease. These indices also are expected to provide valuable information to physicians in monitoring the effectiveness of treatment provided to patients with confirmed cardiovascular disease as well as screening patients who may be at risk for future vascular disease and/or life-threatening cardiovascular events.

    The Model DO-2020 is designed to transmit patient information to a Central Data Management Facility ("CDMF") installed on the Company's premises. A CDMF capable of handling multiple simultaneous physician transmissions integrated with the Company's tracking, billing and production systems, and capable of storing cardiovascular profile information on several hundred thousand patients from different age groups and with different disease states is currently being designed and developed. The Company expects to compare the information transmitted to data from age and gender-matched patients free of disease in order to establish a range of clinical information useful to both the Company and physicians.

The Company believes the database may also prove useful to physicians in terms of archiving patient profiles and trending patient data over time, enhancing the accuracy of ranges for report parameters, and providing continuity of CardioVascular Profile Reports for patients who may have been seen over a period of time by several physicians in different parts of the United States.

    Following completion of the CDMF, the Company may explore the possibility of offering an Internet link to physicians (with security protection) via a Company web site, allowing physicians to make direct inquiries into the database regarding their patient records. The Company intends to provide primary care physicians and other health care professionals with toll-free telephone access to Company personnel to obtain technical Product support.

ANTICIPATED CLINICAL BENEFIT OF CARDIOVASCULAR PROFILES

    The Company believes that non-invasively obtained arterial elasticity measurements may be utilized to supplement traditional blood pressure measurements and risk factor assessments, and thereby identify much more precisely the early stages of vascular disease in patients. While current methods focus on major health and genetic risk factors associated with the development of cardiovascular disease, risk factors such as smoking, elevated cholesterol levels, diabetes, obesity, lack of exercise, high blood pressure and a family history of cardiovascular disease are merely statistical approximations of the likelihood for development of the disease and do little to provide an accurate indication of blood vessel abnormalities. A patient possessing such risk factors has a greater probability of experiencing a life-threatening event than a patient without them. According to the Johns Hopkins White Papers on Coronary Heart Disease (1998), for approximately 20% to 40% of patients, a heart attack is their first sign of cardiovascular disease.

    In contrast, conducting a cardiovascular profile could provide physicians with specific information on the status of an individual patient's vascular system. The Company anticipates that patients identified with abnormal cardiovascular profiles could be provided aggressive and immediate treatment versus those who may only have a risk factor(s) but a relatively normal cardiovascular profile. When vascular disease is diagnosed in its early stages, the physician has an opportunity to intervene with lifestyle alterations or certain drugs, such as lipid lowering therapy, calcium channel blockers, angiotensin-converting-enzyme ("ACE") inhibitors or nitrate compounds, which may slow or reverse the abnormal arterial function. Early detection, therefore, may provide the opportunity for aggressive intervention that may prevent heart attacks, strokes and other cardiovascular events.

THE ADVANTAGES: POTENTIAL BENEFICIAL MEDICAL OUTCOMES FOR PATIENTS AND PAYERS

    During the last several years, research investigators have evaluated hundreds of "normal" subjects as well as more than 250 patients with cardiovascular disease. They have summarized their clinical research data in order to establish the approximate "normal range" for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure have been identified who have "premature stiffening" of their small and very small arteries. Without the benefit of a CardioVascular Profile Report, it is possible that such patients would be considered "clinically normal and asymptomatic." It is believed that the Model DO-2020 may help physicians identify these patients and to intervene therapeutically.

    Further, the Company believes there may be an advantage to using the Model DO-2020 to clinically evaluate high-normal hypertensive patients in order to decide who requires immediate and aggressive treatment versus those who might merely need to be monitored on a periodic basis. This would be an important clinical distinction which cannot be easily determined in medical practice today. Some patients, therefore, are being treated needlessly despite cost containment concerns and despite the potential for drug side effects (such as liver dysfunction, sexual impotence, etc.). Further, it is possible that many other patients with normal blood pressure readings who should perhaps be treated for a latent hypertensive condition of their arteries, are being misdiagnosed, thereby leaving them at risk for progressive and severe cardiovascular disease.

    The Company believes that arterial compliance is becoming an increasingly important clinical parameter in the treatment of cardiovascular disease. According to an article by Stephen P. Glasser et al, in the Journal of Clinical Pharmacology (1998), a drug's effect on arterial compliance (distinct from the drug's effect on blood pressure and/or vessel size, both important interrelated parameters in regard to compliance) is potentially an important consideration in selecting optimal drug therapy because many cardiovascular drugs exert their primary and secondary effects on cardiovascular hemodynamics and/or vascular wall integrity. These considerations are important because a reduction in arterial compliance has long been regarded as a potentially useful indicator of the presence of arterial disease. Further, changes in the arterial wall leading to reductions in arterial compliance may precede the onset of clinically apparent disease, and may identify individuals at risk before disease onset (symptoms due to disease are in general late manifestations of alterations in organ function). Thus, drugs that favorably impact arterial compliance may play a significant role in reducing morbidity and mortality.

CLINICAL RESEARCH STUDIES

    To date, the core blood pressure waveform analysis method (which has been incorporated into the Company's Product) has been used to clinically evaluate more than 2,500 patients and research subjects, many of whom had a confirmed diagnosis of cardiovascular disease. The clinical research studies involving these patients and subjects were conducted at one of several clinics or medical facilities at the University of Minnesota Hospital & Clinic, the Minneapolis Veterans Administration Medical Center and other Clinical Investigator sites. Some of the sites which have collaborated with the Company include:

-  The University of California Irvine, California

-  Veterans Administration Medical Center, Irvine, California

-  Tulane University Medical Center, New Orleans, Louisiana

-  Louisiana State University, New Orleans, Louisiana

-  Duke University Medical Center, Raleigh-Durham, North Carolina

-  Wayne State University Medical Center, Detroit, Michigan

-  Indiana University Medical Center, Indianapolis, Indiana

-  Queen's University Hospital, Belfast, Northern Ireland

-  Ghent University Hospital in Belgium

-  The Hypertension Center at the Wolfson Medical Center in Holon, Israel

-  Berman Research Center, Minneapolis, Minnesota

    Some of these sites initially acquired blood pressure waveform data utilizing invasive means, and, more recently, by using a non-invasive approach. Clinical research studies continue to be conducted in conjunction with nationwide governmental investigations, experiments by independent researchers and as part of clinical trials for pharmaceutical firms. Some of these investigations are being undertaken by members of the Company's Scientific and Clinical Advisory Board.

    The cardiovascular profile data obtained during these clinical research studies have been summarized and presented formally at numerous scientific and medical meetings during the last decade. The data have also been presented in approximately 30 peer-reviewed articles published in medical journals.

MARKETS

    Within the United States health care industry, which is estimated at approximately $1 trillion by the United States Department of Health and Human Services (December 15, 1997), cardiovascular disease is expected to account for $274 billion (27%) in 1998, with approximately $26 billion of that spent on physician and other professional services, according to American Heart Association estimates. Although significant advances have been made in the prevention and treatment of heart attacks and strokes during the past few decades, these diseases remain among the leading causes of death in the United States and many other countries.

- According to the American Heart Association, cardiovascular disease is the leading cause of death in the United States accounting for more than one-half of all deaths (over one million) every year.

- More than one million Americans suffer heart attacks annually the first sign of cardiovascular disease in 20% to 40% of patients. (Sources: 1997 Heart and Stroke Statistical Update, American Heart Association (1996); Johns Hopkins Coronary Heart Disease)

- According to a 1997 release by the National Heart, Lung and Blood Institute, approximately 50 million adults (approximately 28% of the adult American population) are currently diagnosed with high blood pressure, with nearly 75% of those (37.5 million) not properly treated for the condition.

- According to the Johns Hopkins White Papers on Hypertension (1998), an additional 30 million American adults are estimated to have "high-normal hypertension."

- Hypertension is present in more than 50% of Americans age 60 or older. (Source: Archives of Internal Medicine, Volume 157, Number 6, March 24, 1997.)

- Stroke accounts for about one in every 15 deaths in the United States. (Sources: 1997 Health Care Almanac & Yearbook; 1997 Heart and Stroke Statistical Update, American Heart Association)

- According to a March 1997 survey by the Pharmaceutical Research and Manufacturers of America, research expenditures within the United States by all research-based pharmaceutical companies is estimated at $15 billion in 1997.

- Cardiovascular research and development is estimated to account for approximately $3.1 billion to $3.97 billion (or 16% to 21% of all United States research and development spending in 1997). (Source: Parexel's Pharmaceutical R&D Statistical Sourcebook (1997))

    Because of the magnitude of the impact which cardiovascular disease has on the United States population, the Company believes it has a significant opportunity for providing a more accurate and effective means with which to screen, diagnose and monitor the treatment of patients with cardiovascular disease. Furthermore, cardiovascular disease is a major cause of death in many other developed countries throughout the world.

    THE PRACTICING PHYSICIAN MARKET

    The Model DO-2020 is intended to be used by physicians or trained medical personnel. The Company's focus will be on the practice of cardiovascular medicine within these facilities and, in particular, those health care professionals who are directly involved in the screening, diagnosis, treatment and monitoring of patients with cardiovascular disease. Current AMA estimates indicate there are approximately 650,000 active physicians in the United States, approximately 250,000 of which fall into the target market as potential users of the Model DO-2020:

-  Approximately 120,000 internal medicine physicians

-  Approximately 80,000 general and family practice physicians

-  Approximately 30,000 medical sub-specialty physicians

-  Approximately 20,000 cardiovascular disease specialists

    THE RESEARCH MARKET

    The Model CR-2000 is being marketed to medical directors and research investigators at pharmaceutical firms and academic centers on a worldwide basis. The Company believes that these research centers, especially those in the United States, have a strong interest in a non-invasive means of gathering information from human research subjects.

    According to the Tufts Center for the Study of Drug Development and a February 1993 report by the U.S. Congressional Office of Technology Assessment, it costs a company, on average, $359 million and about fifteen years to get one new drug from the laboratory to the pharmacist's shelf. According to the Pharmaceutical Research and Manufacturers of America, only five in 5,000 chemical compounds that enter preclinical testing are ultimately subjected to human testing and only one in five of those is ultimately approved. The Company believes the Model CR-2000 provides a new means for gathering information on additional variables during research.

    The clinical research market is diverse, with pharmaceutical companies, the federal government and medical device manufacturers funding the vast majority of research. According to annual surveys by the Pharmaceutical Research and Manufacturers of America, pharmaceutical companies spent an estimated $13.6 billion and $15 billion on all R&D within the United States in 1996 and 1997, respectively. Of this amount, spending on clinical development in Phases I to IV of research was approximately $4.8 billion in 1996. In most cases, the direct costs of physician payments and the costs of additional medical care due to the trial are paid directly to the provider organization by the pharmaceutical study sponsor.

    The Company has identified three markets for the Model CR-2000:

    PHARMACEUTICAL COMPANIES. There are approximately 1,950 firms conducting clinical research trials in the United States. Nonetheless, according to Parexel's Pharmaceutical R&D Statistical Sourcebook 1997, a small number of pharmaceutical firms in the United States accounted for the majority of all research and development spending. These pharmaceutical firms often seek new ways to gather additional information non-invasively on human subjects during research trials.

    ACADEMIC CENTERS. Hundreds of universities throughout the world conduct research under grants supplied by government agencies, disease management foundations and private sponsors. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for the Model CR-2000.

    THE U.S. GOVERNMENT. The National Institutes of Health and Veterans' Affairs Medical Centers, the Agency for Health Care Policy and Research and the Centers for Disease Control and Prevention conduct large-scale research projects. These organizations represent a market opportunity for the Model CR-2000.

    The Company anticipates that use of the Model CR-2000 in research settings will not only provide information contributing to the advancement of significant cardiovascular research, but also will likely lead to the publication of favorable articles in respected medical journals that will promote a greater awareness of arterial elasticity and its correlation with cardiovascular disease.

MARKETING STRATEGY

    The Company's primary objective is to establish the Product as the standard of non-invasive patient cardiovascular screening and the predominant methodology used for the diagnosis and monitoring of patients with cardiovascular diseases.

    MODEL DO-2020

    Once the Model DO-2020 obtains FDA clearance to market in the United States, the Company intends to direct its sales and marketing efforts at physicians who screen, diagnose and monitor the treatment of patients with cardiovascular disease. The Company will seek to gain Product acceptance by implementing a strategy that promotes the Product's benefits directly to people who have, or are at risk for developing, cardiovascular disease, and to educate healthcare professionals, managed care decision makers and insurers as to the potential advantages involved in early detection of cardiovascular disease. The Company's education and awareness strategy will also focus on the publication of additional research covering performance and utility of the Product and attendance at major cardiovascular conventions.

    The introduction of the Model DO-2020 will occur in three stages. The first will consist of a controlled introduction to key physicians in the United States in order to allow the Company sufficient time to develop a strong referral base among opinion leaders and to allow for an orderly and efficient scaling-up of the Company's production capabilities. Following a successful introduction of the Product, the Company plans to implement a nationwide marketing campaign directed towards primary care physicians and other health care professionals. The third stage will target international cardiovascular markets.

    Following FDA clearance, the Company will focus early marketing and education efforts on United States physicians who evaluate individuals at risk for developing cardiovascular disease and monitor patient response to cardiovascular therapy. In an effort to encourage rapid acceptance of the Product, the Company anticipates offering the Model DO-2020 to physicians on a "per-patient" or "per-report" billing basis. Because reimbursement is a key component of physician acceptance, the Company has retained a reimbursement consulting firm to assist in payer education and claims approval. Invoices for physician use of the Product will be generated based on the number of CardioVascular Profile Reports that are transmitted to the Company's CDMF each month.

    The Company anticipates using a core direct sales force to call on key cardiovascular opinion leaders and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. Long term, the Company intends to promote the Product to people at risk for developing cardiovascular disease through public relations materials, advertising and a Company Internet web site.

    MODEL CR-2000

    The Company is currently using various direct and indirect methods to market the Model CR-2000 including direct mail, attendance at major medical conventions and the use of a limited direct sales force to market the Product to pharmaceutical companies, academic centers and major cardiovascular research centers for gathering information from human subjects. The Company anticipates using a core direct sales force to sell the Model CR-2000 and to identify and manage independent and/or contract sales representatives for marketing the Model DO-2020 following FDA clearance. The Company has established a sale price of $18,750 for the Model CR-2000. Higher than expected manufacturing, marketing or distribution costs or competitive pressures may, however, force the Company to raise or lower the price of the Product.

PRODUCTION

    The design, development and integration of all of the components necessary to fabricate and manufacture the Product was undertaken on behalf of the Company by a contract design engineering firm. The Company has completed a pilot production run to evaluate the design and functionality of hardware components from a manufacturing and user standpoint and to test and modify as necessary the operation of various software components. According to testing performed at TUV Product Services, Inc., the Product has been found to be in compliance with the electromagnetic compatibility immunity requirements and the requirements for displaying the CE Mark. The Model DO-2020 was also investigated by Underwriters Laboratories, Inc., is UL listed and will display the UL label.

    In the interest of flexibility and efficiency, the Company anticipates using a contract manufacturing firm to produce the components and to manufacture the Product on a contractual basis. Final Product assembly, testing, packaging and shipping will be conducted by the Company at its facility in compliance in all material respects with the FDA's Quality System Regulations ("QSR").

    An integral component of the Company's Product is the Sensor. While Sensors utilized in prototypes of the Product have performed reliably, the Company is uncertain as to whether Sensors will be available on a commercial basis, and if available, whether such Sensors will be reliable and accurate in their performance during clinical use. Should the Company be unable to obtain an adequate supply of Sensors meeting its standards of reliability, accuracy and performance, the Company would be materially adversely affected. The Company currently obtains the Sensor from a single source. The Company has a manufacturing services agreement with the sole supplier of the Sensor. Disruption or termination of this relationship would have a material adverse effect on the Company's operations.

COMPETITION

    Competition in the medical device industry is intense and many of the Company's competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company. The Company directly competes with manufacturers of sphygmomanometers, as well as drug, medical instrument and health care companies. In addition, the Company is aware of other companies that are developing products that measure arterial elasticity. To the best of the Company's knowledge, no products which measure both large and small artery elasticity have yet obtained FDA clearance to market within the United States and no other products developed appear capable of providing both large artery and small artery elasticity values. The Company is aware of five other firms that are developing products that attempt to measure vascular elasticity and which may be viewed as competitive alternatives. The five firms are International Medical Device Partners (Las Vegas, Nevada), ASULAB Research Labs of the SMH Group (Neuchatel, Switzerland), Pulse Metric, Inc. (San Diego, California), PWV Medical Ltd. (Sydney, Australia) and Specaway Pty Ltd. (St. Pauls New South Wales, Sydney, Australia). One such firm has received FDA clearance to market a device which claims to evaluate a patient's general cardiovascular condition.

GOVERNMENT REGULATION

    Medical devices including the Company's Model DO-2020 are subject to strict regulation by state and federal authorities, including the FDA and comparable authorities in certain states. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (the "FDCA") and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

    Before a new medical device may be introduced into the U.S. market, the manufacturer generally must obtain prior authorization from the FDA. Such authorization is based on a review by the FDA of the medical device's safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-Market Notification ("510(k)") application or a Pre-Market Approval ("PMA") submission. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinical trials or submission of data to regulatory acceptance.

    A PMA submission consists of information provided to the FDA sufficient to establish independently that a device is safe and effective for its intended use. By statute, the FDA is required to respond to a PMA submission within 180 days from the date of its submission; however, the approval process usually takes substantially longer, often as long as several years. On the other hand, a 510(k) application requires an applicant to show that a medical device is "substantially equivalent" in terms of safety and effectiveness to a predicate product marketed prior to 1976 or to an instrument already cleared by the FDA for marketing in the United States. In practice, clearance of products often takes substantially longer than the statutory 510(k) application review period of 90 days.

    FDA clearances and approvals, if granted, may include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for nonapproved or "off-label" uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

    Marketing of the Model DO-2020 Product in the United States will require clearance or approval by the FDA. The Company has submitted a 510(k) application to the FDA. However, the FDA may decide that one or more of the proposed claims or indications for use of the Model DO-2020 cannot be cleared by means of the 510(k) process. In that case, the FDA might require that the Company seek approval for the device or particular claims or indications by means of a PMA submission which could substantially delay using such claims or indications or marketing the Model DO-2020. There is no assurance that the FDA will clear or approve the Model DO-2020 Product.

    The Model CR-2000 is intended for use in research markets and therefore the Company believes it does not require FDA clearance. The FDA could disagree with the Company's interpretation of the regulations and require a 510(k) application or PMA submission which, if pursued, may not be cleared or approved or, if approved, may contain certain significant limitations on the intended uses for which the product is marketed.

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance generally are subject to both FDA export permit requirements and, in some cases, general U.S. export regulations. In order to obtain a FDA export permit, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located. No assurance can be given that foreign regulatory clearances or approvals will be granted on a timely basis, if ever, or that the Company will not be required to incur significant costs in obtaining or maintaining its foreign regulatory clearance or approvals.

    The Company's contract design and manufacturing organizations, as well as the Company itself, are subject to regulation by the FDA in connection with the design and manufacture of the Model DO-2020, including, but not limited to, required compliance with the FDA's Quality System Regulation ("QSR") and equivalent state and foreign regulations. Failure of any of these organizations to comply with those regulations may subject one or more of those organizations, or the medical device designed and produced for and by the Company, to regulatory action. Such a regulatory action could threaten or cut off the Company's source of supply or cause the FDA to order the removal of the Product from the market. While the Company believes it could locate and qualify other sources to design or manufacture medical device products, supply interruptions in the meantime would have a materially adverse effect on the Company's business, financial condition and results of operations.

    Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and diagnostic devices are subject to future change. The Company cannot predict what material impact, if any, such changes might have on its business. Future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Such changes may relax certain requirements, which could prove beneficial to the Company's competitors and thus adversely affect the Company's business. In addition, regulations of the FDA and state and foreign laws and regulations depend heavily on administrative interpretations, and there can be no assurance that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect the Company.

    In addition to the regulations directly pertaining to the Company and its products, many of the Company's potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operation.

    There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals in the United States or internationally on a timely basis, if ever. Delays in the receipt of, or failure to receive, such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

REIMBURSEMENT

    The Company anticipates that most revenue affiliated with physician use of the Model DO-2020 Product will be derived from insurance coverage and third party payers. The patient payer marketplace includes commercial insurers, Blue Cross/Blue Shield plans and Health Maintenance Organizations ("HMOs"), with Medicare, other federally funded and "self-pay" plans accounting for a smaller percentage of the payers. Each payer group establishes its own coverage and procedure payment schedule resulting in a range of allowable payments. Physician reimbursement is an important aspect in the Model DO-2020's success. Without adequate levels of reimbursement, physicians will be reluctant to try the Model DO-2020, if at all. There is no assurance that adequate third-party reimbursement for the Model DO-2020 Product will be available.

    The Health Care Financing Administration ("HCFA") a division of the Department of Health and Human Services ("HHS"), has established three levels of coding for health care products and services: Level I, Current Procedural Terminology ("CPT") codes for physicians' services; Level II, National Codes for supplies and certain services; and Level III, local codes. The coding system applicable to the Model DO-2020 is Level I. Insurers require physicians to report their services with the CPT coding system.

    Following FDA clearance for the Product, the Company will work with the American Medical Association ("AMA") to determine whether the Product falls within any existing CPT codes or whether the Product requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the Company's Model DO-2020, the Company believes that it will take 12 to 24 months to obtain a Model DO-2020 technology-specific CPT code. During this time, physicians may use a "miscellaneous code" for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer's assessment of the procedure.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company's success depends, in part, on its ability to maintain patent protection for its products and processes, and to preserve its trade secrets and to operate without infringing the property rights of third parties. The Company is the exclusive assignee for one issued United States patent and has obtained the exclusive rights to commercialize inventions (on a worldwide basis) described by three other United States patents issued to the University. These four patents relate to the Company's blood pressure waveform analysis procedures, its cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of the Products. The license from the University expires with the term of these patents (currently expected to be in 2012). Patent applications regarding one or more of these United States issued patents are currently pending in Japan as well as in Germany, France and the United Kingdom. In addition, one United States patent, which broadens the claims of an earlier issued United States patent, has been allowed and while not assured, the Company believes it may be issued soon. The Company has three other patent applications that were submitted regarding certain other aspects and components of the Product. No assurance can be given that the Company's current patent and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that competitors of the Company will not design around any patents or licenses issued to the Company.

    Besides seeking additional patents, the Company intends to rely to the fullest extent possible on certain trade secrets, on proprietary "know-how", and on its ongoing endeavors involving product improvement and enhancement. No assurance can be given that nondisclosure agreements and invention assignment agreements will protect the Company's proprietary information and know-how or provide adequate remedies in the event of unauthorized use or disclosure of such information, or that others will not be able to develop independently such information.

UNIVERSITY OF MINNESOTA RESEARCH AND LICENSE AGREEMENT

    On September 23, 1988, the Company entered into a Research and License Agreement (the "University License Agreement") with the University, pursuant to which the University granted to the Company an exclusive, worldwide license to use the Product for diagnostic, therapeutic, monitoring and related uses. The University License Agreement expires with the last to expire of the patents related to the licensed technology (currently expected to be in 2012). The Company also has the right to grant sub-licenses to produce products and provide services based on the technology.

    In consideration of the University License Agreement, the Company conducted expanded clinical trials of arterial compliance technology and is continuing to use its best efforts to develop commercial medical devices. The Company must pay a royalty on revenue from commercialization of the Products (or future products, which incorporate the licensed arterial compliance technology), in the amount of 3% of gross revenue (less certain reductions, such as returned goods).

EMPLOYEES AND CONSULTANTS

    The Company currently employs five full-time employees. The Company anticipates hiring approximately 10 additional personnel during the next 12 months for marketing and sales activities, for plant operations and assembly tasks, for computer software and data base endeavors and for clinical and customer support needs including accounting and administrative staff. The Company believes that its relations with its employees are good.

    In addition to vendors under contract to the Company regarding specific product-related tasks, the Company has consultant relationships with several experts including: (a) several experts in regulatory affairs and FDA matters;
(b) Jay N. Cohn, M.D. as its Chief Clinical Consultant; (c) Stanley M. Finkelstein, Ph.D. as its Chief Technical Consultant; (d) a consulting firm for computer software engineering design and programming; (e) a consulting firm for medical electronic manufacturing and production engineering tasks; (f) a consulting firm for third-party reimbursement; and (g) several experts in sales and marketing. Additional consultants may be retained as necessary to accommodate the Company's need for experts in selected areas of product-related activities.

RISK FACTORS

    The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

    DEVELOPMENT STAGE COMPANY; SUBSTANTIAL ANTICIPATED FUTURE LOSSES

    The Company is a development stage company that until April 1998 has been engaged primarily in research, design, development and commercialization of the Company's Product. While the Company has developed a commercial version of the Model CR-2000 and a version of the Model DO-2020, the Company has only since April 1998 commenced marketing efforts for the Model CR-2000 and has not yet generated any revenues. As of June 30, 1998, the Company had a deficit accumulated during the development stage of $(3,276,249). The Company expects to continue to incur substantial net operating losses as clinical testing, research and development, sales and marketing activities and operations continue.

    The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which the Company will operate. The Company's ability to achieve profitability is dependent in large part on obtaining timely FDA clearance for its Model DO-2020, the availability of third party reimbursement, gaining market acceptance of its Product, establishing distribution channels and developing the capacity to manufacture and sell its Product successfully. There can be no assurance that the Company will successfully market either model of its Product or operate profitably.

    LIMITED FINANCIAL RESOURCES; NEED FOR ADDITIONAL FINANCING

    The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain substantial equity capital and other financing. The Company's business strategy requires a large capital outlay for equipment which is to be placed in a physician's office without charge. Consequently, the Company will necessarily build up and maintain an inventory of equipment before the Company will know whether its business strategy will be successful. The proceeds of the Company's recently completed initial public offering are expected to be sufficient to fund the Company's operations through the next 18 to 24 months. Although the Company estimates that the proceeds from such offering will be sufficient to allow initial marketing of both models of the Company's Product, no assurance of such can be given. Any unforeseen contingencies, including, but not limited to, delays in FDA clearance of the Model DO-2020, unanticipated expenses or delays in CDMF development, unavailability of third party reimbursement, delays or limited market acceptance, delays in establishment of distribution channels, shortage of components or delays in manufacturing may impede the Company's initial marketing efforts. If the proceeds of the initial public offering are not sufficient to achieve initial marketing of both models of the Company's Product, the Company will be required to seek additional funds through another offering of the Company's equity securities or by incurring indebtedness. If additional funds are required, there can be no assurance that any additional funds will be available on terms acceptable to the Company or its security holders, or at all, or that any future capital that is available will be raised on terms that are not dilutive to investors. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, business opportunities and cash flow from operations, if any.

    LACK OF FDA CLEARANCE FOR PRODUCT

    The Company believes that the Model CR-2000 does not need either FDA clearance or approval prior to marketing to research institutions for research use only. However, the FDA could disagree with the Company's position and require a 510(k) application or PMA submission for the Model CR-2000, which, if pursued, may not be cleared or approved, or if cleared or approved, may contain significant limitations on the intended uses for which the Product is marketed. In contrast, the Company's Model DO-2020 will be regulated by the FDA as a medical device and will need FDA clearance or approval prior to being marketed in the United States. Clearance for marketing of the Company's Model DO-2020 has not been received from the FDA. The Company has recently submitted a 510(k) application to the FDA. However, the FDA may decide that one or more of the proposed claims or indications for use of the Model DO-2020 cannot be cleared by means of the 510(k) process. In that case, the FDA might require that the Company seek approval for the device or particular claims or indications by means of a PMA submission which could substantially delay marketing the device or using such claims or indications for marketing purposes by several months or even years.

    The process of obtaining FDA clearance or approval can be lengthy and could require additional clinical testing and expenditure of financial and other substantial resources. The timing of the FDA clearance or approval process is unpredictable and there can be no assurance that the Company's 510(k) application for marketing the Model DO-2020 will ultimately receive FDA clearance. FDA clearance and/or approval, if granted, may include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for nonapproved or "off-label" uses. In addition, product clearances may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Failure to receive necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT

    The Company's financial performance will depend in large part on the extent to which reimbursement for the cost of medical products and services will be available from government health administration authorities, private health coverage insurers and other payer organizations, if at all. No third-party payer has yet approved reimbursement for use of the Company's Model DO-2020. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of new medical products, and there can be no assurance that adequate third-party reimbursement will be available for the Model DO-2020. In certain foreign markets, pricing or profitability of health care products is subject to government control. Inability of the Company to obtain third-party reimbursement for the Product would have a material adverse effect on the Company.

    NEW PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCT OR MEDICAL
     APPLICATION OF TECHNOLOGY

    The Company's financial performance will depend in large part upon FDA clearance of the Model DO-2020 and the extent to which the respective models of the Product are accepted by researchers (Model CR-2000) as useful, and by physicians (Model DO-2020) as effective, reliable and safe for use in screening, diagnosing and monitoring the treatment of patients with vascular disease. If the Model DO-2020 does not achieve market acceptance due to lack of appropriate third-party reimbursement, FDA clearance, acceptance of test data as reliable and beneficial, operational problems with the CDMF or any other factors which prohibit acceptance by physicians, the Company will likely be required to cease operations. The Company is unable to predict how quickly or how broadly either model of its Product will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance will require the Company to educate the marketplace about the anticipated benefits associated with the use of the Company's Product and may also require the Company to obtain and disseminate additional data acceptable to the medical community as evidence of such benefits. Because the Company's Product represents a new approach for evaluating vascular disease, there may be a greater reluctance to accept the Company's Product than would occur with products utilizing more traditional technologies or methods of diagnosis, resulting in longer sales cycles and slower revenue growth than currently anticipated. There can be no assurance that the Company will be successful in educating the marketplace about its Product or that available data concerning these benefits will create a demand by the medical community for the Company's Product. Furthermore, the Company's Product will be substantially more expensive to operate than the traditional blood pressure testing instrument, the sphygmomanometer. There can be no assurance that physicians will utilize the Model DO-2020 once installed, or that the Company's services will be profitable to or become generally accepted by such physicians. In addition, the Company's Product is premised on the medical assumption that a loss of arterial elasticity is an indicator for the early onset of cardiovascular disease. While the Company believes, based on its clinical studies, that the loss of arterial elasticity is an indicator for the early onset of cardiovascular disease, there can be no assurance that the Company's claims will be accepted by the medical community.

    LACK OF DEVELOPMENT OF CENTRAL DATA MANAGEMENT FACILITY

    An integral component of the Model DO-2020 is a fully operational CDMF. Each Model DO-2020 will be equipped with an internal modem designed to transmit patient profiles to the CDMF via a dedicated, toll-free telephone number. The Company's current working version of the CDMF has only limited communication and storage capability, and is sufficient only for conducting clinical trials. The Company estimates that the design and development of a CDMF capable of handling multiple simultaneous physician transmissions integrated with the Company's tracking, billing and production systems, and capable of storing several hundred thousand patient records will require approximately $750,000 to complete. There can be no assurance that the actual cost of developing a full scale CDMF will not exceed such estimated amount. In addition, once a full scale CDMF is developed, the Company will be required to hire additional personnel to operate the CDMF. The Company is currently developing a full scale CDMF;

however, if CDMF completion should be delayed, the Company's efforts to market the DO-2020 will also be delayed, which would materially adversely affect the Company.

    LACK OF MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD-PARTY MANUFACTURERS

    To date, the Company has relied on independent contractors and consultants for manufacturing of both models of the Product. For the Company to be financially successful, its products must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, the Company's Product has been manufactured in limited quantities and not on a commercial scale. As a result, there can be no assurance that the Company will not encounter difficulties in obtaining reliable and affordable contract manufacturing assistance and/or in scaling up manufacturing capabilities, including problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, there can be no assurance that the Company will not encounter problems relating to integration of components if changes are made in the present models' configuration. Any such difficulties could result in the inability of the Company to satisfy any customer demand for its Product in a cost-effective manner and would likely have a material adverse effect on the Company.

    SINGLE SOURCE OF SUPPLY OF SENSOR AND OTHER COMPONENTS

    The Company currently obtains its proprietary arterial pulse pressure sensor (the "Sensor"), an integral component of the Company's Product, from a single source. The Company has a manufacturing services agreement with Apollo Research Corp., the sole supplier of the Sensor. Disruption or termination of this relationship could have a material adverse effect on the Company's operations. While the Company has no reason to believe that this relationship will be disrupted or terminated, the inability to obtain sufficient quantities of the Sensor meeting its standards of reliability, accuracy and performance or the need to develop alternative sources in a timely and cost effective manner, if and as required in the future, would adversely affect the Company's operations until new sources of the Sensor become available, if at all. In addition, while the Sensor utilized in prototypes of the Product has performed reliably, there is no assurance that reliable Sensors will be available on a large-scale commercial basis. Should the Company be unable to obtain an adequate supply of Sensors or other components meeting its standards of reliability, accuracy and performance, the Company would be materially adversely affected, including delays due to the unavailability of Products to sell, delays in obtaining FDA clearance of the Model DO-2020 and new patent applications.

    INTENSE COMPETITION

    Competition from medical devices which are used to screen, diagnose and monitor the treatment of patients with cardiovascular disease is intense and likely to increase. The Company competes with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, the Model DO-2020 will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which is substantially less expensive than the Company's Product. Many of the Company's competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and extensive regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry for the Company's Product. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be produced by the Company, and such companies also may be more successful than the Company in producing and marketing such products or their existing products.

Competing companies may also introduce competitive pricing pressures that may adversely affect the Company's sales levels and margins. As a result, there can be no assurance that the Company will be able to compete successfully with existing or new competitors.

    DEPENDENCE ON SINGLE PRODUCT; MODEL DO-2020 PRICING STRUCTURE NOT YET
     DETERMINED

    The Company's success is dependent upon the marketing of the Model CR-2000 and the Model DO-2020 versions of the Product. The Company expects that the Model DO-2020 will eventually generate the majority of its revenues. No assurance can be given that the Company will be able to successfully develop any additional products. In addition, the Company has not yet finalized the pricing structure for the Model DO-2020. While the Company intends to offer the Model DO-2020 at terms that it believes will be competitive in the market, higher than expected manufacturing, marketing and distribution costs or competitive forces may force the Company to raise or lower its price or alter its terms in a manner which has a material and adverse effect on the Company.

    GOVERNMENT REGULATION

    The research, manufacturing, marketing and distribution of the Company's Product in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the FDA. Under the FDCA, medical devices generally must receive FDA clearance through the Section 510(k) application process or through the more lengthy PMA process before they can be marketed in the United States. The process of obtaining FDA and other required regulatory clearances or approvals can be lengthy and has required, and will continue to require, the expenditure of substantial resources of the Company. Manufacturing of the Company's medical device products is subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. The Company and its contract design and manufacturing firms must comply with FDA QSR requirements. FDA inspections can be conducted at any time. Failure to comply with QSR and other regulatory requirements could, among other things, result in fines, suspensions or withdrawals of regulatory clearances or approvals, product recalls, product seizures, suspension of manufacturing, operating restrictions and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory clearances or approvals. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

    COMPLIANCE WITH FOREIGN REGULATORY REQUIREMENTS

    As a part of its marketing strategy, the Company intends to pursue commercialization of its Product in international markets. The Company's Product will be subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. Until FDA clearance or approval is obtained for the Model DO-2020, it also must comply with the export requirements of the FDCA before they can be exported. There can be no assurance that the Company will be able to meet FDCA requirements or obtain necessary foreign regulatory clearances or approvals for the Product on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

    LACK OF ESTABLISHED SALES/DISTRIBUTION CHANNELS

    The Company commenced marketing of the Model CR-2000 in April 1998, and currently has a limited sales force. The Company has not yet developed a distribution system for either of its models. There can be no assurance that the Company will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of the Company's Product or be able to establish distribution channels to promote market acceptance of, and create demand for, the Company's Product. Even if the Company enters into an agreement with distributors, there can be no assurance that such distributors will devote the resources necessary to provide effective sales and promotion support to the Company's Product. The Company's ability to expand Product sales will depend in large part on its ability to develop relationships with distributors who are willing to devote the resources necessary to provide such effective sales and promotional support and to educate and train a sales force and the medical community. There can be no assurance that the Company will be able to accomplish these objectives. There is also no assurance that the Company's financial condition will allow it to withstand long sales cycles for its Model DO-2020.

    RAPID TECHNOLOGICAL CHANGE

    The medical device market is characterized by intensive development efforts and rapidly advancing technology. Success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competitive innovations. There can be no assurance that the Company and its personnel will be successful in identifying, developing and marketing new products or enhancing its existing Product. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render the Company's current or planned products obsolete or inferior. Rapid technological development by competitors may result in the Company's Product becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to such Product.

    PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

    The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its Product is alleged to have resulted in adverse effects. The Company has obtained a general liability insurance policy that covers potential product liability claims. There can be no assurance that liability claims will not be excluded from such policies, will not exceed the coverage limits of such policies, or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF HEALTH CARE REFORM

    The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the United States there have been, and the Company expects that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation's health care system are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations.

    MANAGEMENT OF GROWTH

    The execution of its business plan will likely place increasing demands on the Company's existing management and operations. The Company's future growth and profitability will depend on its ability to successfully attract, train, motivate, manage and retain new employees and to continue to improve its operational, financial and management information systems. There can be no assurance that the Company will be able to effectively manage any expansion of its business. Management's inability to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

    The Company is highly dependent on a limited number of key management and technical personnel, particularly its President, Greg H. Guettler, and its Executive Vice President and Chief Technology Officer, Charles F. Chesney, D.V.M., Ph.D., R.A.C. The Company does not have key-person life insurance on Mr. Guettler or Dr. Chesney. The Company has entered into a one year employment agreement with Mr. Guettler that automatically extends for an additional year unless either party gives written notice of the nonextension by a specified date. The employment agreement contains certain confidentiality obligations and a one-year covenant not to compete. There can be no assurance that Minnesota or other state courts will enforce such provision, either partially or in its entirety. In October 1995, the Company entered into a five-year employment agreement with Dr. Chesney which contains certain confidentiality obligations. The Company's future success will depend on its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such qualified personnel. The loss of key personnel or an inability to hire or retain qualified personnel could have an adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAIN ABILITY TO PROTECT PROPRIETARY TECHNOLOGY

    The Company's success depends, in part, on its ability to maintain patent protection for its products and processes, preserve its trade secrets and operate without infringing the property rights of third parties. The Company is the exclusive assignee for one issued United States patent and has obtained the exclusive rights to commercialize inventions (on a worldwide basis) described by three other United States patents issued to the Regents of the University of Minnesota (the "University"). The above four patents relate to the Company's blood pressure waveform analysis procedures, its cardiovascular profiling technology, the non-invasive determination of cardiac output and overall technology and operation of the Product. The license from the University expires with the term of these patents (currently expected to be in 2012). Patent applications regarding one or more of these United States issued patents are currently pending in Japan as well as in Germany, France and the United Kingdom. The Company has three other patent applications that were submitted regarding certain other aspects and components of the Product. Besides seeking patents, the Company intends to rely to the fullest extent possible on certain trade secrets, on proprietary "know-how," and on its ongoing endeavors involving product improvement and enhancement.

    The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's current patent and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that competitors of the Company will not design around any patents or licenses issued to the Company. Furthermore, there can be no assurance that the Company's nondisclosure agreements and invention assignment agreements will protect its proprietary information and know-how or provide adequate remedies in the event of unauthorized use or disclosure of such information, or that others will not be able to develop such information independently. There can be no assurance that allegations of infringement of the proprietary rights of third parties will not be made, or that if made such allegations would not be sustained if litigated. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties, and could prevent the Company from manufacturing, selling or using its Product. The occurrence of such litigation or the effect of an adverse determination in any such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

    CONTROL BY MANAGEMENT

    As of August 31, 1998, the officers and directors of the Company as a group beneficially own 16.7% of the Company's outstanding shares and they are in a position to influence the outcome of shareholder votes, including the election of directors. In addition, the Company's Articles of Incorporation provide that the Board of Directors will be divided into three classes, with each class elected in a different year for a term of three years. This and other provisions in the Company's Articles of Incorporation could have the effect of delaying or preventing changes of control or in management.

    SHARES ELIGIBLE FOR FUTURE SALE

    As of August 31, 1998, there were 5,105,235 shares of Common Stock issued and outstanding and 4,544,675 outstanding options and warrants, exercisable at per share exercise prices from $1.70 to $5.50. Of the 5,105,235 shares presently issued and outstanding, 2,013,178 shares are subject to agreements providing that the shareholders may not sell, grant any option for the sale of, or otherwise dispose of any equity securities of the Company until January 1999; and an additional 306,557 shares are subject to similar restrictions until April 1999. Sales of significant amounts of shares in the public market or the perception that such sales may occur could adversely affect the market price of the Company's securities or the future ability of the Company to raise capital through an offering of its equity securities.

    POSSIBLE ILLIQUIDITY FOR SECURITIES

    The Company's Common Stock, Class A warrants and units are quoted on the Nasdaq SmallCap Market. If the Company fails to satisfy the Nasdaq requirements to maintain listing on Nasdaq in the future, the Company's securities will likely be quoted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. In addition, the securities would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to "penny stocks." These rules require brokers who sell securities subject to such rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. Consequently, an investor would find it more difficult to buy or sell the Company's securities in the open market.

    FLUCTUATIONS IN FINANCIAL RESULTS; VOLATILITY OF MARKET PRICE

    The Company's quarterly results and the market price of its securities may be subject to significant fluctuations due to numerous factors, such as variations in the Company's revenues, earnings and cash flow, ability to meet market expectations, status of the FDA clearance process, availability of Product components, market acceptance, changes in price, terms or product mix, changes in manufacturing costs or the introduction of new products by the Company or competitors. Until the Company receives FDA clearance, the Company's inability to market the Model DO-2020 will adversely affect the Company's financial results which may have an adverse effect on the market price of its securities. There can be no assurance that the Company will ever generate significant revenues or that the Company's revenues or income will ever improve on a quarterly basis or that any improvements from quarter to quarter will be indicative of future performance. In addition, the Company's expenses are based in part on expectations of future revenues. As a result, expenses may not match revenues on a quarterly basis, and a delay in future revenues would adversely affect the Company's operating results. In addition, the stock markets have experienced price and volume fluctuations, resulting in change in the market prices of the stocks of many companies which may not have been directly related to the operating performance of these companies. Such broad market fluctuations may adversely affect the market price of the Company's securities.

    NO CASH DIVIDENDS

    The Company has never paid cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. It is anticipated that profits, if any, received from operations will be devoted to the Company's future operations.

    CURRENT PROSPECTUS AND STATE REGISTRATION REQUIRED TO EXERCISE WARRANTS;
     POSSIBLE REDEMPTION OF WARRANTS

    Warrantholders will be able to exercise their Class A Warrants only if a current prospectus relating to the shares underlying the Class A Warrants is then in effect and only if such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Class A Warrants reside. Although the Company will use its best efforts to (i) maintain the effectiveness of a current prospectus covering the shares underlying the Class A Warrants and (ii) maintain the registration of such shares under the securities laws of the states in which the Company initially qualified the units for sale, there can be no assurance that the Company will be able to do so.

    The Class A Warrants are subject to redemption at any time by the Company at $.01 per Warrant commencing October 21, 1998, on 30 days prior written notice, if the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. If the Class A Warrants are redeemed, Warrantholders will lose their right to exercise the Warrants except during such 30 day redemption period. Redemption of the Class A Warrants could force the holders to exercise the Class A Warrants at a time when it may be disadvantageous for the holders to do so or to sell the Class A Warrants at the then market price or accept the redemption price, which likely would be substantially less than the market value of the Class A Warrants at the time of redemption.

ITEM 2.  PROPERTIES

    Under the terms and conditions of a 36-month lease effective November 1997, the Company occupies approximately 6,900 square feet of commercial office and light assembly space at The Waters in Eagan, Minnesota, a location in close proximity to the Minneapolis/St. Paul International Airport. The monthly gross rent, including basic operating expenses, is approximately $7,000. The Company believes that this facility should be adequate for its currently anticipated requirements for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation and is not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Shareholders was held on May 22, 1998. The results of the shareholder votes were as follows:

                                                                                                   BROKER
                                                                FOR       AGAINST    ABSTAIN      NON-VOTES
                                                             ----------  ---------  ---------  ---------------
1.         Approval of 1998 Stock Option Plan..............   1,530,568     31,250      8,000             0

2.         Approval of amendments to Articles and Bylaws      1,522,235     11,250     36,333             0
             that provide for a classified Board and
             related matters...............................

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock began trading on the Nasdaq SmallCap Market on August 7, 1998 under the symbol "HDII." Prior to that date, there was no established trading market for the Common Stock. As of August 31, 1998, the Company estimates that there were approximately 700 holders of the Company's Common Stock.

    The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

                                                                                          CLOSING        CLOSING ASKED
                                                                                         BID PRICE           PRICE
                                                                                     -----------------  ----------------
PERIOD                                                                                 HIGH      LOW     HIGH      LOW
------------------------------------------------------------------------------------ --------  -------  -------  -------
August 7, 1998--August 31, 1998..................................................... $ 4 3/16  $ 3 1/2  $ 4 3/8  $ 3 3/4

    The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Between December 1997 and March 1998, the Company sold an aggregate of 500,000 shares of Common Stock at a price of $3.00 per share to 51 accredited investors in a private placement. The net proceeds to the Company were $1,220,720. R.J. Steichen & Company acted as the selling agent. As compensation for its services, R.J. Steichen & Company received sales commissions and an expense allowance equal to $195,000 and warrants to purchase 50,000 shares at $4.95 per share. These securities were issued in reliance upon the exemptions set forth in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. The placement was made without any public advertisement or general solicitation. Each purchaser executed a subscription agreement representing that such purchaser either alone or through a representative had the knowledge and experience sufficient to evaluate the merits and risks of the investment. Each purchaser was given full access to financial and information regarding the Company.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    On July 23, 1998, the SEC declared effective the Company's Registration Statement on Form SB-2 (File No. 333-53025) relating to its initial public offering. On July 28, 1998, the Company consummated the sale of 2,250,000 units, each unit consisting of one share of Common Stock and one redeemable Class A warrant. On August 31, 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. R.J. Steichen & Company served as the underwriter of the offering.

    The Company registered an offering amount of 2,587,500 units and 2,587,500 shares of Common Stock underlying the Class A warrants. Based on an offering price of $4.125 per unit and an exercise price of $5.50 per Class A Warrant, the aggregate offering amount was $24,904,688. The Company has sold 2,587,500 units, resulting in gross proceeds of $10,673,438.

    Total offering expenses were $1,487,677. These expenses consisted of: (i) $907,031 in underwriting discounts; (ii) $266,836 of expenses paid to the underwriter; (iii) $164,936 of legal and accounting fees; and (iv) $148,874 of printing and other expenses. The net offering proceeds to the Company were $9,185,761 after deducting total expenses of the offering.

    From July 28, 1998 through August 31, 1998, the Company has used the net offering proceeds of $9,185,761 for temporary investments, including a Federal Home Loan Bank Discount Note--$7,399,331 and a U.S. Government Money Market Account--$1,786,430.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The following discussion contains forward-looking statements. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" in this report, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

OVERVIEW

    The Company was founded in July 1988 to develop its blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. From inception, the majority of the Company's efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen, diagnose and monitor the treatment of patients with cardiovascular disease. While the Company has developed and tested commercial models of the Product and in April 1998 commenced marketing the Model CR-2000 for research use only, it has not sold any of its Product and expects to incur substantial net operating losses until it achieves a significant level of revenue following FDA clearance to market the Model DO-2020.

    The Company plans to market two models: the Model CR-2000 and the Model DO-2020. Management believes that the Model CR-2000, intended for research use only (that is, not for screening, diagnosing, monitoring or determining treatment of patients), does not require FDA clearance to market, and marketing activities have commenced. The Model DO-2020, intended for use by physicians to screen, diagnose and monitor the treatment of patients with vascular disease, is an FDA regulated medical device. Although a 510(k) Application has been submitted to the FDA, the Company is unable to market the Model DO-2020 in the United States until FDA clearance to market is obtained. At a later date, the Company intends to pursue foreign registrations and approvals that will allow marketing of a similar product in foreign markets.

    The Company is the sole assignee of one issued United States patent and has obtained the exclusive rights to commercialize inventions, on a worldwide basis, described by three other United States patents issued to the University of Minnesota. These four patents relate to the Company's blood pressure waveform analysis procedures, its cardiovascular profiling technology, the non-invasive determination of cardiac output and the overall technology and operation of the Company's Products. The Company has the right to grant sub-licenses to produce products and provide services based on the technology. The Company has three other patent applications that were submitted regarding certain other aspects and components of the Product. There is no assurance that these patents will be issued.

DEVELOPMENT STAGE RESULTS OF OPERATIONS

    The Company is a development stage company and is not presently generating any revenues. There can be no assurance that the Company will ever be able to generate revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of June 30, 1998, the Company had a deficit accumulated during the development stage of $(3,276,249), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

    FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

    Operating expenses for the fiscal year ended June 30, 1997 were $953,170 compared to $1,206,255 the fiscal year ended June 30, 1998. Approximately 55% of the $953,170 and 22% of the $1,206,255 total operating expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

                                                                                           FISCAL YEAR ENDED
                                                                                      ----------------------------
                                                                                      JUNE 30, 1997  JUNE 30, 1998
                                                                                      -------------  -------------
Design and development of prototype devices and other enhancements and
  improvements......................................................................   $   425,988    $   189,949
Design and development of Central Data Management Facility (CDMF)...................       --              41,650
Recognized compensation cost for value of stock options granted in lieu of cash
  compensation......................................................................       100,364         33,115
                                                                                      -------------  -------------
    Total research and development expenses.........................................   $   526,352    $   264,714
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    For the fiscal year ended June 30, 1997 and June 30, 1998, respectively, approximately 81% of $425,988 and 76% of $189,949 were paid to the Company's contract design engineering firm.

    The following is a summary of the major categories included in general and administrative expenses:

                                                                                           FISCAL YEAR ENDED
                                                                                      ----------------------------
                                                                                      JUNE 30, 1997  JUNE 30, 1998
                                                                                      -------------  -------------
Wages and related expenses..........................................................   $   176,045    $   385,307
Patent expenses.....................................................................        21,019         32,818
Outside consultants.................................................................       133,663        203,712
Rent building and utilities.........................................................       --              53,259
Insurance--general and health.......................................................        26,008         34,197
Travel..............................................................................         4,689         22,829
Legal and accounting................................................................         6,930         85,682
Marketing and promotion.............................................................         2,489         40,408
Other--miscellaneous................................................................        55,975         83,329
                                                                                      -------------  -------------
    Total general and administrative expenses.......................................   $   426,818    $   941,541
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Company's number of employees increased from three in the fiscal year ended June 30, 1997 to six in the fiscal year ended June 30, 1998. In September 1997, the Company hired its President, Greg H. Guettler. Effective November 1997, the Company leased approximately 6,900 square feet of commercial office and light assembly space in Eagan, Minnesota.

    Interest income was $81,198 and $64,092 for the fiscal years ended June 30, 1997 and June 30, 1998, respectively. A private placement of the Company's shares of Common Stock yielded net proceeds of $1,220,720 in the fiscal year ended June 30, 1998.

    Net loss was $(871,972) and $(1,142,163) for the fiscal years ended June 30, 1997 and June 30, 1998, respectively. For the fiscal year ended June 30, 1997, basic and dilutive net loss per share was $(.44), based on weighted average shares outstanding of 1,962,011. For fiscal year ended June 30, 1998, basic and dilutive net loss per share was $(.51), based on weighted average shares outstanding of 2,221,914.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents had a net increase of $41,026 from June 30, 1997 to June 30, 1998. The significant elements of this change were as follows: CASH USED IN OPERATING ACTIVITIES--net loss, as adjusted for noncash items, of $(1,092,890); increase in accounts payable of $183,549; increase in prepaid expenses--$158,235; CASH USED IN INVESTING ACTIVITIES--purchase of property and equipment--$129,814; cash provided by financing activities issuance of Common Stock--$1,317,301.

    In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,185,761. The Company estimates that the net proceeds of the offering should satisfy its cash requirements for 18 to 24 months. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the Model DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

    In addition to the net proceeds from the IPO, the Company may derive over a period of time up to $14,231, 250 from the exercise of the Class A Warrants included in the units. Each Class A Warrant entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Any amounts, if any, that the Company derives from the exercise of such Class A Warrants will be used in connection with the Company's development opportunities, business plan activities and/or working capital requirements.

YEAR 2000 COMPLIANCE

    The Company has considered the potential impact of the year 2000 for its internal information systems, external integration problems and its current Product. The Company believes that its internal information systems and current Product are year 2000 compliant and that its CDMF will be so prior to the year 2000. The Company's Product has been, and the CDMF is being, designed and developed to be year 2000 compliant. In addition, the Product has been tested to ensure that its performance and functionality are not affected by year 2000 compliance issues. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance, which could result in a material adverse effect on the Company's future results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     YEARS ENDED JUNE 30, 1997 AND 1998 AND
                     PERIOD FROM JULY 19, 1988 (INCEPTION)
                                TO JUNE 30, 1998

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 1997 AND 1998 AND PERIOD FROM
                   JULY 19, 1988 (INCEPTION) TO JUNE 30, 1998

                                    CONTENTS

Report of Independent Auditors.........................................................         30

Audited Financial Statements

Balance Sheets.........................................................................         31
Statements of Operations...............................................................         32
Statement of Shareholders' Equity......................................................         33
Statements of Cash Flows...............................................................         35
Notes to Financial Statements..........................................................         36

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Hypertension Diagnostics, Inc.

    We have audited the balance sheets of Hypertension Diagnostics, Inc. (a development stage company) as of June 30, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended and the period from July 19, 1988 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 1997 and 1998, and the results of its operations and its cash flows for each of the years then ended and the period from July 19, 1988 (inception) to June 30, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Minneapolis, Minnesota
September 17, 1998

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                                JUNE 30
                                                                                      ----------------------------
                                                                                          1997           1998
                                                                                      -------------  -------------

                                                      ASSETS
Current assets:
  Cash and cash equivalents.........................................................  $   1,198,778  $   1,239,804
  Interest receivable...............................................................          5,375          4,676
  Prepaid expenses..................................................................       --               11,254
  Inventory.........................................................................       --               39,054
                                                                                      -------------  -------------
Total current assets................................................................      1,204,153      1,294,788

Property and equipment:
  Leasehold improvements............................................................       --               13,377
  Furniture and equipment...........................................................         20,300        136,737
  Less accumulated depreciation.....................................................        (15,730)       (25,997)
                                                                                      -------------  -------------
                                                                                              4,570        124,117

Patents, net of accumulated amortization of $6,843 and
  $12,524 at June 30, 1997 and 1998, respectively...................................          4,562         32,881
Prepaid offering expenses...........................................................       --              146,981
Other assets........................................................................            420          6,740
                                                                                      -------------  -------------
Total assets........................................................................  $   1,213,705  $   1,605,507
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable....................................................................  $       4,551  $     188,100
                                                                                      -------------  -------------
Total current liabilities...........................................................          4,551        188,100

Shareholders' equity:
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--none.............................................       --             --
  Common Stock, $.01 par value:
    Authorized shares--25,000,000
    Issued and outstanding shares--1,962,011 and 2,517,735 at June 30,
      1997 and 1998, respectively...................................................         19,620         25,177
  Additional paid-in capital........................................................      3,323,620      4,668,479
  Deficit accumulated during the development stage..................................     (2,134,086)    (3,276,249)
                                                                                      -------------  -------------
Total shareholders' equity..........................................................      1,209,154      1,417,407
                                                                                      -------------  -------------
Total liabilities and shareholders' equity..........................................  $   1,213,705  $   1,605,507
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                            See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                      PERIOD FROM
                                                                                                     JULY 19, 1988
                                                                            YEAR ENDED JUNE 30        (INCEPTION)
                                                                        ---------------------------   TO JUNE 30,
                                                                            1997          1998           1998
                                                                        ------------  -------------  -------------
Operating expenses:
  Research and development............................................  $    526,352  $     264,714  $   1,559,299
  General and administrative..........................................       426,818        941,541      1,872,443
                                                                        ------------  -------------  -------------
Operating loss........................................................       953,170      1,206,255      3,431,742

Other income (expense):
  Interest income.....................................................        81,198         64,092        202,524
  Interest expense....................................................       --            --              (47,031)
                                                                        ------------  -------------  -------------
Net loss and deficit accumulated during the development stage.........  $   (871,972) $  (1,142,163) $  (3,276,249)
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------
Basic and dilutive net loss per share.................................  $       (.44) $        (.51) $       (3.81)
Weighted average shares outstanding...................................     1,962,011      2,221,914        859,418

                            See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                    COMMON STOCK        ADDITIONAL    DURING THE
                                                ---------------------    PAID-IN      DEVELOPMENT
                                                  SHARES     AMOUNT      CAPITAL         STAGE          TOTAL
                                                ----------  ---------  ------------  -------------  -------------
Balance at July 19, 1988 (inception)..........      --      $  --      $    --       $    --        $    --
  Conversion of notes payable to Common Stock
    at $3.00 (August 1988 through June
    1989).....................................      75,167        752       224,748       --              225,500
  Sale of Common Stock at $.04 (September 1988
    through June 1989)........................     342,853      3,428        10,286       --               13,714
  Net loss....................................      --         --           --            (188,496)      (188,496)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1989......................     418,020      4,180       235,034       (188,496)        50,718
  Sale of Common Stock at $.04 (July 1989)....       1,900         19            57       --                   76
  Private placement of Common Stock at $3.00
    (October 1989 through January 1990).......      58,750        587       175,663       --              176,250
  Conversion of notes payable to Common Stock
    at $3.00 (July 1989 through April 1990)...      13,000        130        38,870       --               39,000
  Redemption of Common Stock (August 1989)....      (7,500)       (75)         (225)      --                 (300)
  Net loss....................................      --         --           --            (195,716)      (195,716)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1990......................     484,170      4,841       449,399       (384,212)        70,028
  Private placement of Common Stock at $3.00
    (July 1990)...............................       1,667         17         4,984       --                5,001
  Net loss....................................      --         --           --            (134,857)      (134,857)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1991......................     485,837      4,858       454,383       (519,069)       (59,828)
  Net loss....................................      --         --           --              (3,076)        (3,076)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1992......................     485,837      4,858       454,383       (522,145)       (62,904)
  Net income..................................      --         --           --              45,061         45,061
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1993......................     485,837      4,858       454,383       (477,084)       (17,843)
  Net loss....................................      --         --           --             (17,743)       (17,743)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1994 (carried forward)....     485,837      4,858       454,383       (494,827)       (35,586)

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                    COMMON STOCK        ADDITIONAL    DURING THE
                                                ---------------------    PAID-IN      DEVELOPMENT
                                                  SHARES     AMOUNT      CAPITAL         STAGE          TOTAL
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1994 (brought forward)....     485,837  $   4,858  $    454,383  $    (494,827) $     (35,586)
  Net loss....................................      --         --           --             (53,202)       (53,202)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1995......................     485,837      4,858       454,383       (548,029)       (88,788)
  Common Stock issued in connection with
    bridge financing at $1.00 (August 1995),
    net of expenses of $6,250.................     125,000      1,250       117,500       --              118,750
  Conversion of notes payable to Common Stock
    at $1.00..................................       2,174         22         2,152       --                2,174
  Private placement of Common Stock at $2.00
    (October 1995 through May 1996), net of
    expenses of $385,313......................   1,349,000     13,490     2,299,197       --            2,312,687
  Purchase of warrants........................      --         --                50       --                   50
  Value of stock options granted in lieu of
    cash compensation.........................      --         --           349,974       --              349,974
  Net loss....................................      --         --           --            (714,085)      (714,085)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1996......................   1,962,011     19,620     3,223,256     (1,262,114)     1,980,762
  Value of stock options granted in lieu of
    cash compensation.........................      --         --           100,364       --              100,364
  Net loss....................................      --         --           --            (871,972)      (871,972)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1997......................   1,962,011     19,620     3,323,620     (2,134,086)     1,209,154
  Private placement of Common Stock at $3.00
    (December 1997 through March 1998), net of
    expenses of $279,280......................     500,000      5,000     1,215,720       --            1,220,720
  Purchase of warrants........................      --         --                50       --                   50
  Value of stock options granted in lieu of
    cash compensation.........................      --         --            33,115       --               33,115
  Stock options exercised.....................      55,724        557        95,974       --               96,531
  Net loss....................................      --         --           --          (1,142,163)    (1,142,163)
                                                ----------  ---------  ------------  -------------  -------------
Balance at June 30, 1998......................   2,517,735  $  25,177  $  4,668,479  $  (3,276,249) $   1,417,407
                                                ----------  ---------  ------------  -------------  -------------
                                                ----------  ---------  ------------  -------------  -------------

                            See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                      PERIOD FROM
                                                                                                     JULY 19, 1988
                                                                                                      (INCEPTION)
                                                                            YEAR ENDED JUNE 30            TO
                                                                        ---------------------------    JUNE 30,
                                                                            1997          1998           1998
                                                                        ------------  -------------  -------------
OPERATING ACTIVITIES
Net loss..............................................................  $   (871,972) $  (1,142,163) $  (3,276,249)
Adjustments to reconcile net loss to net cash used in operating activities:
  Value of stock options granted in lieu of cash compensation.........       100,364         33,115        483,453
  Depreciation........................................................         7,134         10,267         62,466
  Amortization........................................................         2,491          5,891         13,364
  Write-off of property and equipment.................................       --            --               42,702
  Change in operating assets and liabilities:
    Interest receivable...............................................         1,231            699         (4,676)
    Prepaid expenses..................................................       --            (158,235)      (158,235)
    Inventory.........................................................       --             (39,054)       (39,054)
    Other assets......................................................       --              (6,530)        (6,530)
    Accounts payable..................................................       (18,989)       183,549        188,100
    Accrued liabilities...............................................       --            --                  174
                                                                        ------------  -------------  -------------
Net cash used in operating activities.................................      (779,741)    (1,112,461)    (2,694,485)
INVESTING ACTIVITIES
Purchase of property and equipment....................................        (1,773)      (129,814)      (229,285)
Payment of patent costs...............................................       --             (34,000)       (46,455)
                                                                        ------------  -------------  -------------
Net cash used in investing activities.................................        (1,773)      (163,814)      (275,740)
FINANCING ACTIVITIES
Proceeds from notes payable...........................................       --            --              315,500
Payments of notes payable.............................................       --            --              (49,000)
Issuance of common stock..............................................       --           1,317,301      3,943,829
Redemption of common stock............................................       --            --                 (300)
                                                                        ------------  -------------  -------------
Net cash provided by financing activities.............................       --           1,317,301      4,210,029
                                                                        ------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents..................      (781,514)        41,026      1,239,804
Cash and cash equivalents at beginning of period......................     1,980,292      1,198,778       --
                                                                        ------------  -------------  -------------
Cash and cash equivalents at end of period............................  $  1,198,778  $   1,239,804  $   1,239,804
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Conversion of note payable and accrued interest into common stock.....  $    --       $    --        $     266,674
Cash paid for interest................................................       --            --               12,526

                            See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Hypertension Diagnostics, Inc. (the "Company") is a development stage company formed on July 19, 1988 to develop, design and market a cardiovascular profiling system.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Depreciation is computed principally using the straight-line method. Estimated useful lives for property and equipment are the term of the lease for leasehold improvements and 5-7 years for furniture and equipment.

PATENTS

    Costs incurred in obtaining patents and trademarks are capitalized as incurred and amortized on a straight-line basis over 60 months. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RESEARCH AND DEVELOPMENT COSTS

    All research and development costs are charged to expense as incurred.

INCOME TAXES

    Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," requiring dual presentation of basic and diluted earnings per share. Basic and diluted net loss per share are equal because the effect of outstanding stock options and warrants is antidilutive. Statement No. 128 was adopted by the Company on December 31, 1997. All earnings per share amounts have been presented and, where necessary, restated to conform to Statement No. 128 requirements.

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2. INCOME TAXES

    At June 30, 1998, the Company had a net operating loss carryforward for tax purposes of approximately $2,800,000. This carryforward is available to offset future taxable income through 2013.

    Components of deferred tax assets are as follows:

                                                                             JUNE 30
                                                                    --------------------------
                                                                       1997          1998
                                                                    -----------  -------------
Loss carryforwards................................................  $   674,000  $   1,117,000
Less valuation allowance..........................................     (674,000)    (1,117,000)
                                                                    -----------  -------------
Net deferred tax assets...........................................  $   --       $    --
                                                                    -----------  -------------
                                                                    -----------  -------------

3. SHAREHOLDERS' EQUITY

    From December 1997 to March 1998, the Company sold 500,000 shares of Common Stock at $3.00 per share resulting in net proceeds to the Company of $1,220,720. In connection with the sale of Common Stock, the Company granted warrants, to the placement agent, to purchase a total of 50,000 shares of Common Stock at an exercise price of $4.95 per share. The warrants are exercisable in February and March 1999 and expire in February and March 2004.

    In May 1998, 6,000 incentive stock options were exercised at $2.00 per share and 49,724 nonqualified stock options were exercised at $1.70 per share resulting in net proceeds to the Company of $96,531.

4. STOCK OPTIONS AND WARRANTS

    During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan ("the Plan") that includes both incentive stock options and nonqualified stock options to be granted to employees, directors, officers, consultants and advisors of the Company. The maximum

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

4. STOCK OPTIONS AND WARRANTS (CONTINUED) number of shares reserved under the Plan is 400,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the grant date. The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the Common Stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date.

    A summary of outstanding options under the Plan is as follows:

                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                             SHARES                  EXERCISE
                                                           AVAILABLE     OPTIONS       PRICE
                                                           FOR GRANT   OUTSTANDING   PER SHARE
                                                           ----------  -----------  -----------
Balance at June 30, 1995.................................      --          --        $  --
  Shares reserved........................................     400,000      --           --
  Granted................................................     (15,000)     15,000         2.00
                                                           ----------  -----------
Balance at June 30, 1996.................................     385,000      15,000         2.00
  Granted................................................     (11,900)     11,900         2.00
                                                           ----------  -----------
Balance at June 30, 1997.................................     373,100      26,900         2.00
  Granted................................................    (290,600)    290,600         2.04
  Exercised..............................................      --          (6,000)        2.00
                                                           ----------  -----------
Balance at June 30, 1998.................................      82,500     311,500         2.04
                                                           ----------  -----------
                                                           ----------  -----------

    At June 30, 1998, there were 299,000 options outstanding with an exercise price of $2.00 and 12,500 options outstanding with an exercise price of $3.00 that had been granted under the Plan. The outstanding options had a weighted average remaining contractual life of nine years. The number of options exercisable as of June 30, 1997 and 1998 were 23,900 and 61,675, respectively, at weighted average exercise prices of $2.00 and $2.06, respectively. The weighted average fair value of options granted under the Plan during the years ended June 30, 1997 and 1998 was $.52 and $.50 per share, respectively.

    At June 30, 1998, the Company has also granted a total of 1,070,275 options outside the Plan. These options all have exercise prices between $1.70 and $2.00 and a weighted average remaining contractual life of seven years. The number of non-Plan options exercisable at June 30, 1997 and 1998 were 895,761 and 1,050,275, respectively, at weighted average exercise prices of $1.72 and $1.73, respectively. The weighted average fair value of non-Plan options granted during the years ended June 30, 1997 and 1998 was $.52 and $.50 per share, respectively.

    For the years ended June 30, 1997 and 1998, the Company recognized $100,364 and $33,115, respectively, of expense related to the granting of options for consulting services provided to the Company.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

4. STOCK OPTIONS AND WARRANTS (CONTINUED)
    On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Option Plan"), under which stock options may be granted to employees, consultants and independent directors of the Company. Stock options may be either qualified or nonqualified for income tax purposes. Up to a maximum of 750,000 shares may be issued under the 1998 Option Plan. The 1998 Plan is administered in a similar manner to the 1995 Plan.

    No options have been granted under the 1998 Option Plan as of June 30, 1998.

    Pro forma information regarding net loss is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following weighted average assumptions for 1997 and 1998: risk-free interest rate of 5.9% and a weighted average expected life of the option of five years.

    The effect of applying Statement No. 123's fair value method of the Company's stock-based awards results in a net loss that is not materially different than the amounts reported for the years ended June 30, 1997 and 1998, respectively.

    During the initial phase-in period, the effects of applying Statement No. 123 for recognizing compensation cost may not be representative of the effects on reported net income or loss for future years because the options vest over several years and additional awards will be made in the future.

WARRANTS

    In connection with private equity offerings, the Company has issued warrants, to placement agents, to purchase shares of Common Stock as follows:

WARRANTS   EXERCISE PRICE          EXPIRATION DATE
---------  ---------------  -----------------------------
  132,900     $    2.00             October 2000
   50,000          4.95        February and March 2004
---------
  182,900
---------
---------

5. LICENSE AGREEMENT

    In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota ("the Regents"), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product sales containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net sales, and for the third and fourth years were 1.5% of net sales. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net sales, and 3% if the Regents obtain a United States patent on any of the technology covered under the agreement (which, in fact, occurred). Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product sale, if no patent exists.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1998

6. COMMITMENTS

    Subsequent to June 30, 1997, the Company entered into a noncancelable operating lease agreement for office/warehouse space. The term of the lease is from November 1997 to October 2000. Prior to entering into this lease agreement, the Company had utilized office space of its founders and officers for which it paid no rent.

    The following is a schedule of future minimum lease payments due as of June 30, 1998:

Year ending June 30:
  1999............................................................  $  79,026
  2000............................................................     79,026
  2001............................................................     26,342
                                                                    ---------
                                                                    $ 184,394
                                                                    ---------
                                                                    ---------

7. EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

    The Company has entered into employment agreements or consulting agreements with its officers and some members of the Board of Directors. The agreements call for salaries or consulting fees to be paid in cash and/or stock options. The employment agreements terminate at various times through 1999.

8. SUBSEQUENT EVENT--SHAREHOLDERS' EQUITY

    In July and August 1998, the Company raised approximately $9,186,000 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which includes 337,500 additional units to cover over-allotments) at $4.125 per unit (the Initial Public Offering). Each unit consists of one share of Common Stock and one redeemable Class A Warrant which entitles the holder to purchase one share at an exercise price of $5.50 per warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following table provides information about the Company's directors, executive officers and key consultant:

                                                                                             DIRECTOR
NAME                                 AGE                      POSITION                        SINCE
-----------------------------------  --- --------------------------------------------------  --------
Melville R. Bois(1)(2).............  51  Chairman of the Board of Directors                    1995

Greg H. Guettler...................  44  President and Director                                1997

Charles F. Chesney, D.V.M., Ph.D.,
  R.A.C............................  55  Executive Vice President, Chief Technology Officer    1988
                                           and Director

James S. Murphy....................  54  Vice President of Finance and Chief Financial         --
                                           Officer

Jay N. Cohn, M.D.(1)...............  67  Chief Clinical Consultant, Chairman of the            1988
                                           Scientific and Clinical Advisory Board and
                                           Director

Kenneth W. Brimmer(1)(2)...........  42  Director                                              1995

Stanley M. Finkelstein, Ph.D.......  57  Chief Technical Consultant                            --

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    MELVILLE R. BOIS Mr. Bois was elected to the Board of Directors in November 1995 and was elected its Chairman in 1997. From January 1996 until September 1997, he was the Company's President and Chief Executive Officer. For more than 30 years, Mr. Bois has been employed by title insurance and financial companies. In 1979, he founded and was the owner of Universal Title Insurance Company. This company became Universal Title and Financial Corporation in 1984 and Mr. Bois continues as its President. Universal Title and Financial Corporation is a private holding company which is engaged in commercial real estate and related records and data management. Mr. Bois has been and is presently a member of the board of directors of several companies, including Hilex Corporation and Grand Forks Abstract Company and since 1988 he has been the owner and President of the Bois Family Foundation, a charitable organization.

    GREG H. GUETTLER, M.B.A. Mr. Guettler has been the President and a Director of the Company since September 1997. Mr. Guettler has more than 19 years of experience in sales, marketing and management positions within the medical industry. Prior to joining the Company, Mr. Guettler was a senior manager at Universal Hospital Services, Inc. ("UHS"), a nationwide provider of medical devices and device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS's alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held sales, sales management, product management and marketing positions for the St. Paul Regional Blood Services. Mr. Guettler has a Bachelor's degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Masters degree in Business Administration (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).

    CHARLES F. CHESNEY, D.V.M., PH.D., R.A.C. Dr. Chesney was the President and Chief Executive Officer of the Company from its inception in 1988 until January 1, 1996 when he became the Company's Executive Vice President and Chief Technology Officer. He has been a member of the Board of Directors since its inception in July 1988 and has been the Secretary of the Company since December 1988. Since 1978, Dr. Chesney has been a consultant to P-T Consulting Associates, Inc., a biomedical research, product development and consulting firm, which he owns. From 1984 to 1987, Dr. Chesney was employed by the 3M Company as Research and Development Manager for 3M/Riker Laboratories in its Pharmaceutical and Health Care Division. Dr. Chesney is the founder of a small computer firm which offers data base management systems to large drug companies and he is the author of more than 25 scientific publications in the field of medical pathology and toxicology. Dr. Chesney is a member of more than 30 professional societies and has been engaged in new product research and development in the pharmaceutical, medical device and bio-technology industries since 1974. In 1991, Dr. Chesney became "Board Certified" in regulatory affairs by the Certification Board of the Regulatory Affairs Professional Society. Dr. Chesney holds the degree of Doctor of Veterinary Medicine from the University of Minnesota (1970) and a Ph.D. in Medical Pathology with a minor in Cardiovascular Physiology from the University of Wisconsin Madison (1973).

    JAMES S. MURPHY, C.P.A., M.B.A. Mr. Murphy joined the Company as Vice President of Finance and Chief Financial Officer in May 1996. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, Mr. Murphy was the tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy is a member of the American Institute of Certified Public Accountants and the Minnesota Society of CPAs. Mr. Murphy holds a Bachelor of Science degree from Saint John's University in Collegeville, Minnesota (1966) and a Masters degree in Business Administration (M.B.A.) from the University of Minnesota
(1968).

    JAY N. COHN, M.D. Dr. Cohn has served as a member of the Board of Directors of the Company since its inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and was Head of the Cardiovascular Division from 1974 through 1997. Dr. Cohn is the co-inventor of the technology used in the Company's Product. Dr. Cohn is the Company's Chief Clinical Consultant and has been a consultant to several pharmaceutical firms. He became the Chairman of the Company's Scientific and Clinical Advisory Board in 1996. Dr. Cohn is currently President of the International Society of Hypertension and is also a member of the editorial boards of 12 professional journals and of approximately 17 professional societies. Since 1959, Dr. Cohn has published more than 500 scientific articles and a new textbook of cardiovascular medicine. Dr. Cohn received his M.D. degree from Cornell University (1956). Dr. Cohn currently serves on the board of directors of Medco Research, Inc.

    KENNETH W. BRIMMER Mr. Brimmer was elected to the Board of Directors during November 1995. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor, since October 1990 as Special Assistant to the Chairman and Chief Executive Officer. Mr. Brimmer presently serves on the board of directors of Rainforest Cafe, Inc., and has served as its Treasurer since May 1995 and its acting President from April 1997 to May 1998 when he was named its President. Mr. Brimmer also currently serves on the board of directors of New Horizons Kids Quest, Inc. and Oxboro Medical International, Inc.

    STANLEY M. FINKELSTEIN, PH.D. Dr. Finkelstein is the Company's Chief Technical Consultant. Dr. Finkelstein has been employed by the University of Minnesota since 1977, and is a Professor of

Laboratory Medicine and Pathology in the Medical School. He has also been Associate Director of the Division of Health Computer Sciences within the Department of Laboratory Medicine and Pathology since 1982 and is currently the Director of Graduate Studies for Biomedical Engineering. Dr. Finkelstein is the author of over 100 scientific articles in professional journals and technical conference proceedings on subjects relating to arterial vascular compliance, pulmonary disease, medical informatics and data management. He has also presented related material at more than 100 conferences and technical meetings. Dr. Finkelstein is the co-inventor of the technology used in the Company's Product. Dr. Finkelstein earned his Ph.D. in Electrical Engineering/Systems Science Bioengineering from the Polytechnic Institute of Brooklyn, Brooklyn, New York (1969).

    At the Company's special meeting of shareholders held on May 22, 1998, the Company's shareholders approved a proposal to (a) classify the Board of Directors into three classes, each of which member would serve (after a transitional period) for a staggered three year term; (b) provide that directors may be removed for cause with the vote of the holders of a majority of the then outstanding shares entitled to vote or other than for cause with the vote of the holders of at least 80% of the combined voting power of the then outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class; (c) provide that any new director elected to fill a vacancy on the Board shall serve for the remainder of the full term of the class in which the vacancy occurred rather than until the next meeting of shareholders; and (d) require an 80% shareholder vote requirement to alter, amend or repeal the foregoing provisions of the Articles or Bylaws. Such classification will make it more difficult to change the members of the Board of Directors or to effect a takeover of the Company.

    Scientific and Clinical Advisory Board. In order to provide the Company with a wide range of scientific and clinical advice, the Company's Board of Directors appointed Dr. Jay N. Cohn to become the Chairman for an Advisory Board of cardiovascular experts. The following physicians are members of the Advisory
Board:

- Hans R. Brunner, M.D.--Division of Hypertension, Department of Medicine, CHUV, University of Lausanne, Switzerland.

- Jay N. Cohn, M.D.--Professor of Medicine, Cardiovascular Division, University of Minnesota Medical School, Minneapolis, Minnesota.

- Daniel Duprez, M.D., Ph.D.--Department of Cardiovascular Diseases, University Hospital, University of Gent, Belgium.

- Thomas D. Giles, M.D.--Director of Program in Hypertension and Heart Failure, Director of Cardiovascular Research, Professor of Medicine, Department of Medicine, Louisiana State University Medical Center, New Orleans, Louisiana.

- Stevo Julius, M.D., Sc.D.--Professor of Medicine and Physiology, Frederick G.L. Huetwell Professor of Hypertension, University of Michigan Medical Center, Ann Arbor, Michigan.

- Giuseppe Mancia, M.D.--Centro di Fisiologia Clinica e Ipertensione, Ospedale Maggiore, Universita di Milano, Milan, Italy.

- Karl-Heinz Rahn, M.D.--Professor and Chairman, Department of Medicine, University of Munster, Munster, Germany.

- Lawrence M. Resnick, M.D.--Professor of Medicine, Director of Hypertension, Wayne State University School of Medicine, Detroit, Michigan.

-  Michel E. Safar, M.D.--Centre de Diagnostics, Hopital Broussais, Paris,
    France.

- Marc A. Silver, M.D.--Director of Heart Failure Institute, Director of Cardiovascular Disease Fellowship, Christ Hospital and Medical Center, Oak Lawn, Illinois.

- Michael A. Weber, M.D.--Chairman, Department of Medicine, Brookdale Hospital Medical Center, Professor of Medicine, Brooklyn, New York; President of the American Society of Hypertension.

    The Scientific and Clinical Advisory Board meets once or twice yearly and serves to provide the Company with advice regarding advances in the field of arterial elasticity and to review results and new developments associated with the Company's technology. Under some circumstances, members of the Board may be asked to test products in their own laboratories.

    Section 16(a) of the Securities Exchange Act requires the Company's officers, directors and shareholders who beneficially own more than 10% of a class of the Company's equity securities to file reports of ownership and changes of ownership with the SEC. Since the Company became a public reporting company after its fiscal year end June 30, 1998, such persons were not subject to the Section 16(a) filing requirements during fiscal year 1998.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation for the years indicated for the Company's executive officers who received salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                    ANNUAL COMPENSATION    COMPENSATION AWARDS
                                                                           --------------------
                                    FISCAL YEAR   -----------------------       SECURITIES
NAME AND PRINCIPAL POSITION        ENDED JUNE 30    SALARY       BONUS      UNDERLYING OPTIONS
---------------------------------  -------------  ----------  -----------  --------------------
Greg H. Guettler(1)..............         1998    $  105,000      --               150,000
  President                               1997        --          --                --
                                          1996        --          --                --

------------------------

(1) Mr. Guettler became President in September 1997.

    The following table provides information about each stock option grant made during the fiscal year ended June 30, 1998 to the named executive officer.

                       OPTION GRANTS IN FISCAL YEAR 1998

                                NUMBER OF     PERCENT OF TOTAL
                               SECURITIES      OPTIONS GRANTED    EXERCISE OR
                               UNDERLYING      TO EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME                         OPTIONS GRANTED     FISCAL YEAR       ($/SHARE)       DATE
---------------------------  ---------------  -----------------  -------------  -----------
Greg H. Guettler...........       150,000              51.6%     $  2.00/share    9/7/2007

    The following table summarizes stock option exercises during the fiscal year ended June 30, 1998 and the total number of options held at the end of fiscal year 1998 by the named executive officer.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 AND
                         FISCAL YEAR END OPTION VALUES

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED     IN-THE- MONEY OPTIONS AT
                                SHARES                    OPTIONS AT JUNE 30, 1998        JUNE 30, 1998(2)
                              ACQUIRED ON      VALUE     --------------------------  --------------------------
NAME                           EXERCISE     REALIZED(1)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------  -------------  -----------  -----------  -------------  -----------  -------------
Greg H. Guettler...........        6,000     $  12,750       12,000        132,000    $  25,500    $   280,500

------------------------

(1) Difference between the initial public offering price of $4.125 per unit and option exercise price (before payment of applicable income taxes).

(2) There was no public trading market for the Common Stock as of June 30, 1998. The values have been calculated based on the initial public offering price of $4.125 per unit less the option exercise price (before payment of applicable income taxes).

EMPLOYMENT AGREEMENTS

    As of September 8, 1997, the Company entered into an employment agreement with Greg H. Guettler to serve as its President. The employment agreement has a term of one year, but provides for automatic extension for an additional year unless either party gives written notice of the nonextension by a specified date. Pursuant to the employment agreement, Mr. Guettler is paid a minimum annual salary (exclusive of benefits, bonuses or incentive payments) of $126,000, subject to adjustment annually by the Board of Directors, and a discretionary one-time cash bonus and incentive compensation, equal to not less than 10% and not more than 25% of Mr. Guettler's annual salary, as determined by the Board of Directors. Payment of the bonus and incentive compensation is contingent upon the successful completion of Mr. Guettler's first year of employment with the Company and will be payable at the time Mr. Guettler commences his second year of employment. In addition, the employment agreement provides for the one-time grant of options to purchase 150,000 shares at an exercise price of $2.00 per share. If Mr. Guettler is terminated without cause (as defined), he will be entitled to one year's severance payment based on his base salary. The employment agreement is terminable by the Company with 60 days written notice. Under the terms of the employment agreement, Mr. Guettler will be entitled to accelerated vesting of his stock options and one year's compensation in the event that there is a "change in control," as defined. The employment agreement contains certain confidentiality obligations and a one-year covenant not to compete.

    On October 30, 1995, the Company entered into a five-year employment agreement with Charles F. Chesney to serve as its President and Chief Executive Officer until the Company appointed another President and Chief Executive Officer, at which time Dr. Chesney became the Executive Vice President and Chief Technology Officer (which occurred on January 1, 1996). Pursuant to the employment agreement, Dr. Chesney is paid a minimum annual salary (exclusive of benefits, bonuses or incentive payments) of $100,800, subject to annual adjustments to reflect increases in the cost of living. Dr. Chesney's base annual salary, plus benefits, bonuses and incentive payments, must be equal to, or greater than, 80% of that paid to the Company's President and/or Chief Executive Officer. Dr. Chesney also was granted a stock option to purchase 288,046 shares at an exercise price of $1.70 per share and is entitled to certain registration rights with respect to the Shares underlying such options. In addition, on August 18, 1997, the Company granted Dr. Chesney a stock option under the 1995 Option Plan to purchase 75,000 shares at an exercise price of $2.00 per share. The employment agreement is terminable by Dr. Chesney for any reason, upon sixty (60) days written notice. Dr. Chesney may be terminated by the Company only for "reasonable cause," as defined. The employment agreement contains certain confidentiality obligations.

    On July 1, 1997, the Company entered into a two-year employment agreement with James S. Murphy to serve as Vice President of Finance and Chief Financial Officer. The employment agreement provides for an annual base salary of $76,800, subject to adjustments, if any, to increase the annual base salary by the Board of Directors following an annual review in June 1998. In addition, the employment agreement provides for a one-time grant of options to purchase 53,100 shares, vesting monthly over a four-year period commencing July 1, 1997, at an exercise price of $2.00 per share. The employment agreement is terminable by the Company if it determines, in good faith, that Mr. Murphy is not meeting performance expectations, standards or objectives, either (a) upon 30 days written notice, or (b) immediately by delivering one month's pay with the termination notice. The employment agreement is terminable by Mr. Murphy upon 30 days written notice. The employment agreement contains certain nondisclosure and confidentiality obligations.

OUTSIDE DIRECTOR COMPENSATION

    Members of the Board of Directors receive no cash compensation for such service. However, the Company has granted to each of the Company's outside directors an option to purchase 25,000 shares at an exercise price of $2.00 per share.

    On October 30, 1995, the Company entered into a four-year consulting agreement with Jay N. Cohn, M.D., a member of the Board of Directors. Dr. Cohn is also one of the founders of the Company and serves as the Company's Chief Clinical Consultant and Chairman of the Scientific and Clinical Advisory Board. The agreement is cancellable for any reason by either the Company or Dr. Cohn upon 60 days prior notice. Under the terms of the agreement, the Company agreed to grant Dr. Cohn nonqualified stock options to purchase 449,265 shares, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as clinical liaison and spokesman for the Company's arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of the Company's Products. All of the shares underlying these options have been fully vested. Dr. Cohn is entitled to certain registration rights with respect to the shares underlying these options.

    On August 28, 1998 the Board of Directors agreed to amend Dr. Cohn's consulting agreement. Under the amended consulting agreement, Dr. Cohn will perform marketing, sales and public relations activities. As consideration for such additional services, the Company has agreed to grant to Dr. Cohn an option to purchase 100,000 shares of Common Stock under the Company's 1998 Stock Option Plan, with an exercise price equal to $3.656 per share (which was the fair market value of the Common Stock on the date of grant). The option vests in three equal annual installments commencing on the date of grant. The consulting agreement has been extended through August 2001.

    On January 1, 1996, the Company entered into a consulting agreement with Melville R. Bois, currently the Chairman of the Board of Directors, to serve as the Company's President and Chief Executive Officer on a part-time basis until such time as the Company appointed another President and/or Chief Executive Officer. Under the terms of the agreement, the Company agreed to pay Mr. Bois a monthly consulting fee of $4,000 and grant Mr. Bois nonqualified stock options to purchase 12,500 shares, which are exercisable for a period of ten years at an exercise price of $2.00 per share. All of the shares underlying such options have been fully vested. The agreement was terminated by the Company in accordance with its terms, upon the hiring of Greg H. Guettler as President in September 1997. On July 1, 1997, the Company granted Mr. Bois a stock option to purchase 12,500 shares at an exercise price of $2.00 per share. All of the shares underlying such options have been fully vested. Mr. Bois is entitled to certain registration rights with respect to the shares underlying his options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

    The following table presents, as of August 31, 1998, certain information regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and
(iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, MN 55121.

                                                 SHARES               PERCENTAGE
NAME OF BENEFICIAL OWNER                  BENEFICIALLY OWNED(1)   BENEFICIALLY OWNED
----------------------------------------  ---------------------   ------------------
Greg H. Guettler(2).....................           50,000                   *
Charles F. Chesney, D.V.M., Ph.D.,
  R.A.C.(3).............................          296,046                 4.8%
James S. Murphy(4)......................           89,600                 1.5
Jay N. Cohn, M.D.(5)....................          459,718                 7.5
Melville R. Bois(6).....................           65,000                 1.1
Kenneth W. Brimmer(7)...................           62,000                 1.0
Stanley M. Finkelstein, Ph.D.(8)
  Health Informatics Division Box 609
  UMHC, 420 Delaware St. S.E.,
  Minneapolis, Minnesota 55455..........          312,071                 5.1
All Officers and Directors as a Group (6
  persons)..............................        1,022,364                16.7

------------------------

 *  Less than 1%.

(1) Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options or warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2) Includes options and warrants to purchase 34,000 shares.

(3) Includes options to purchase 240,046 shares.

(4) Includes options to purchase 39,600 shares.

(5) Includes options to purchase 385,544 shares.

(6) Includes options to purchase 40,000 shares.

(7) Includes options and warrants to purchase 21,000 shares.

(8) Includes options to purchase 257,688 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On October 30, 1995, the Company entered into a four-year consulting agreement with Stanley M. Finkelstein, Ph.D., one of the founders of the Company and currently the Company's Chief Technical Consultant. The agreement is cancellable for any reason by either the Company or Dr. Finkelstein upon 60 days prior notice. Under the terms of the agreement, the Company agreed to grant Dr. Finkelstein nonqualified stock options to purchase 297,688 shares of Common Stock, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as technical liaison and spokesman for the Company's arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of the Company's Products. All of the shares underlying these options have been fully vested. Dr. Finkelstein is entitled to certain registration rights with respect to the shares underlying these options.

    The Company's management believes that the terms of this transaction are no less favorable to the Company than would have been obtained from a nonaffiliated third party for similar services. Any future transactions between the Company and any of its officers, directors or affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. All future material affiliated transactions must be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      3.1  Articles of Incorporation*

      3.2  Bylaws*

      3.3  Articles of Amendment to Articles of Incorporation, dated June 2, 1998*

      4.1  Specimen of Common Stock Certificate*

      4.2  Form of Warrant Agreement*

      4.3  Specimen of Warrant Certificate*

      4.4  Specimen of Unit Certificate*

     10.1  1995 Long-Term Incentive and Stock Option Plan*#

     10.2  1998 Stock Option Plan*#

     10.3  Form of Stock Option Agreement for 1998 Stock Option Plan*#

     10.4  Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988*

     10.5  Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the
             Company, dated October 30, 1995*#

     10.6  Employment Agreement between James S. Murphy and the Company, dated July 1, 1997*#

     10.7  Employment Agreement between Greg H. Guettler and the Company, dated September 8,
             1997*#

     10.8  Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30,
             1995*#

     10.9  Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated
             October 30, 1995*

    10.10  Consulting Agreement between Melville R. Bois and the Company, dated January 1,
             1996*#

    10.11  Office Lease Agreement, dated as of October 24, 1997*

    10.12  Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15,
             1997.*

    10.13  Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998.*

     27    Financial Data Schedule

------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-53025.

#  Executive compensation plans and arrangements.

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HYPERTENSION DIAGNOSTICS, INC.

                                                         /S/ GREG H. GUETTLER
                                              ------------------------------------------
                                                           Greg H. Guettler
                                                              PRESIDENT

Dated: September 28, 1998

    In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 1998.

          SIGNATURE                       TITLE
------------------------------  --------------------------

     /s/ MELVILLE R. BOIS
------------------------------  Chairman of the Board of
       Melville R. Bois           Directors

     /s/ GREG H. GUETTLER       President and Director
------------------------------    (Principal Executive
       Greg H. Guettler           Officer)

    /s/ CHARLES F. CHESNEY      Executive Vice President,
------------------------------    Chief Technology Officer
      Charles F. Chesney          and Director

                                Vice President of Finance
     /s/ JAMES S. MURPHY          and Chief Financial
------------------------------    Officer (Principal
       James S. Murphy            Financial and Accounting
                                  Officer)

    /s/ JAY N. COHN, M.D.
------------------------------  Director
      Jay N. Cohn, M.D.

    /s/ KENNETH W. BRIMMER
------------------------------  Director
      Kenneth W. Brimmer

                               INDEX TO EXHIBITS

      3.1  Articles of Incorporation*

      3.2  Bylaws*

      3.3  Articles of Amendment to Articles of Incorporation, dated June 2, 1998.*

      4.1  Specimen of Common Stock Certificate*

      4.2  Form of Warrant Agreement*

      4.3  Specimen of Warrant Certificate*

      4.4  Specimen of Unit Certificate*

     10.1  1995 Long-Term Incentive and Stock Option Plan*

     10.2  1998 Stock Option Plan*

     10.3  Form of Stock Option Agreement for 1998 Stock Option Plan*

     10.4  Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988*

     10.5  Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the
             Company, dated October 30, 1995*

     10.6  Employment Agreement between James S. Murphy and the Company, dated July 1, 1997*

     10.7  Employment Agreement between Greg H. Guettler and the Company, dated September 8,
             1997*

     10.8  Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30,
             1995*

     10.9  Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated
             October 30, 1995*

    10.10  Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996*

    10.11  Office Lease Agreement, dated as of October 24, 1997*

    10.12  Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15,
             1997.*

    10.13  Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998.*

     27    Financial Data Schedule

------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-53025.