Form 10-Q
period 1998-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 1998-11-16
CIK 1058828

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                               ----------------------


                                    FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                          Commission File Number:  0-24635



                           HYPERTENSION DIAGNOSTICS, INC.
         (Exact name of small business issuer as specified in its charter)


                    MINNESOTA                      41-1618036
            (State of incorporation)            (I.R.S. Employer
                                               Identification No.)


                             2915 WATERS ROAD, SUITE 108
                             EAGAN, MINNESOTA 55121-1562
                                   (651) 687-9999
      (Address of issuer's principal executive offices and telephone number)




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  /X/     No  / /


The number of shares of Common Stock outstanding as of October 30, 1998 was 5,105,235.

Transitional Small Business Disclosure Format:


                    Yes  / /     No  /X/

                           HYPERTENSION DIAGNOSTICS, INC.

                                INDEX TO FORM 10-QSB

                                                                      Page No.
                                                                      --------
     PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements                                   3

               Balance Sheets - June 30, 1998 and September 30, 1998       3


               Statements of Operations - Three Months Ended
                   September 30, 1997 and 1998 and Period
                   from July 19, 1988 (inception) to September 30, 1998    4


               Statements of Cash Flows - Three Months Ended
                   September 30, 1997 and 1998 and Period from
                   July 19, 1988 (inception) to September 30, 1998         5

               Notes to Financial Statements                               6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7

     PART II.  OTHER INFORMATION:


          Item 2.        Use of Proceeds                                  10

          Item 6.        Exhibits and Reports on Form 8-K                 10

     SIGNATURES                                                           12

     EXHIBIT INDEX                                                        13

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          Hypertension Diagnostics, Inc.
                           (A Development Stage Company)
                                   Balance Sheets


                                                June 30        September 30
                                                 1998              1998
                                                -------        ------------
                                                                (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                      $1,239,804    $ 9,787,032
   Interest receivable                                 4,676         61,749
   Prepaid expenses                                   11,254         31,642
   Inventory                                          39,054        182,469
                                                  ----------    -----------
Total current assets                               1,294,788     10,062,892

Property and equipment:
   Leasehold improvements                             13,377         13,377
   Furniture and equipment                           136,737        275,251
   Less accumulated depreciation                     (25,997)       (35,734)
                                                  ----------    -----------
                                                     124,117        252,894
Patents, net of accumulated amortization
    of $12,524 and $14,794 at June 30 and
    September 30, 1998, respectively                  32,881         30,611
Prepaid offering expenses                            146,981           --
Other assets                                           6,740          6,687
                                                  ----------    -----------
Total assets                                      $1,605,507    $10,353,084
                                                  ----------    -----------
                                                  ----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $   188,100  $     192,218
Accrued compensation                                    --           36,000
                                                  ----------    -----------
Total current liabilities                            188,100        228,218

Shareholders' equity:
   Preferred Stock, $.01 par value:
      Authorized shares--5,000,000
      Issued and outstanding shares--none                --             --
   Common Stock, $.01 par value:
      Authorized shares--25,000,000
      Issued and outstanding shares--
      2,517,735 and 5,105,235 at June 30
      and September 30, 1998, respectively            25,177         51,052
   Additional paid-in capital                      4,668,479     13,831,068
   Deficit accumulated during the
    development stage                             (3,276,249)    (3,757,254)
                                                  ----------    -----------
Total shareholders' equity                         1,417,407     10,124,866
                                                  ----------    -----------
Total liabilities and shareholders' equity        $1,605,507    $10,353,084
                                                  ----------    -----------
                                                  ----------    -----------

SEE ACCOMPANYING NOTES.

                            Hypertension Diagnostics, Inc.
                            (A Development Stage Company)

                               Statements of Operations
                                     (Unaudited)




                                                                                          Period From
                                                         Three Months Ended              July 19, 1988
                                                            September 30                (inception) to
                                                   -----------------------------          September 30,
                                                       1997             1998                  1998
                                                   ------------      -----------        ---------------
Operating expenses:
   Research and development                        $ 136,842          $  169,043         $ 1,728,342
   Selling, general and administrative               129,462             404,562           2,277,005
                                                   ---------          ----------         -----------
Operating loss                                       266,304             573,605           4,005,347

Other income (expense):
   Interest income                                    14,839              92,600             295,124
   Interest expense                                     --                  --               (47,031)
                                                   ---------          ----------         -----------
Net loss and deficit accumulated
   during the development stage                    $(251,465)          $(481,005)        $(3,757,254)
                                                   ---------          ----------         -----------
                                                   ---------          ----------         -----------

Basic and dilutive net loss per share                 $ (.13)             $ (.11)            $ (3.95)
Weighted average shares outstanding                1,962,011           4,560,936             950,995

SEE ACCOMPANYING NOTES.


                           Hypertension Diagnostics, Inc.
                            (A Development Stage Company)

                              Statements of Cash Flows
                                      (Unaudited)


                                                                                                               Period From
                                                                                 Three Months Ended           July 19, 1988
                                                                                    September 30              (inception) to
                                                                          ------------------------------      September 30,
                                                                               1997              1998              1998
                                                                          -----------         -----------    ---------------
OPERATING ACTIVITIES
Net loss                                                                  $  (251,465)         $ (481,005)        $(3,757,254)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Value of stock options granted in lieu
       of cash compensation                                                    29,111                --               483,453
     Depreciation                                                                 426               9,737              72,203
     Amortization                                                                 623               2,323              15,687
     Write-off of  property and equipment                                        --                  --                42,702
     Change in operating assets and liabilities:
       Interest receivable                                                       (763)            (57,073)            (61,749)
       Prepaid expenses                                                         --                126,593             (31,642)
       Inventory                                                                --               (143,415)           (182,469)
       Other assets                                                              --                 --                 (6,530)
       Accounts payable                                                        33,655               4,118             192,218
       Accrued compensation                                                      --                36,000              36,000
       Accrued liabilities                                                       --                  --                   174
                                                                           ----------          ----------         -----------
Net cash used in operating activities                                        (188,413)           (502,722)         (3,197,207)

INVESTING ACTIVITIES
Purchase of property and equipment                                               (425)           (138,514)           (367,799)
Payment of patent costs                                                          --                                   (46,455)
                                                                           ----------          ----------         -----------
Net cash used in investing activities                                            (425)           (138,514)           (414,254)

FINANCING ACTIVITIES
Proceeds from notes payable                                                      --                 --                315,500
Payments of notes payable                                                        --                 --                (49,000)
Issuance of common stock                                                         --             9,188,464          13,132,293
Redemption of common stock                                                       --                  --                  (300)
                                                                           ----------          ----------         -----------
Net cash provided by financing activities                                        --             9,188,464          13,398,493
                                                                           ----------          ----------         -----------
Net (decrease) increase in cash and cash equivalents                         (188,838)          8,547,228           9,787,032
Cash and cash equivalents at beginning of period                            1,198,778           1,239,804                --
                                                                           ----------          ----------         -----------
Cash and cash equivalents at end of period                                 $1,009,940          $9,787,032          $9,787,032
                                                                           ----------          ----------         -----------
                                                                           ----------          ----------         -----------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Conversion of note payable and accrued interest into
  common stock                                                             $     --            $     --            $  266,674
Cash paid for interest                                                           --                  --                12,526


SEE ACCOMPANYING NOTES

                           Hypertension Diagnostics, Inc.
                         (A Development Stage Company)
                           Notes to Financial Statements
                                     (Unaudited)

                                 September 30, 1998


1.   Interim Financial Information


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. The June 30, 1998 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The policies described in that report are used for preparing quarterly reports.

2.   Shareholders' Equity


     In July and August 1998, the Company raised $9,188,464 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which includes 337,500 additional units to cover over-allotments) at $4.125 per unit. Each unit consists of one share of Common Stock and one redeemable Class A Warrant which entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING DISCLOSURE

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words "believe," "expect," "anticipate," "will" and similar expressions are intended to identify such forward-looking statements.

     The Company wishes to caution readers not to place undo reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in the Company's 1998 Annual Report on Form 10-KSB under the caption "Risk Factors," as well as others not now anticipated. These risks and uncertainties include, without limitation, the Company's ability to receive regulatory approval for its Model DO-2020 product; the availability of third-party reimbursements; market acceptance of the Company's products; timely development of the central data management facility; the ability of third parties to manufacture the Company's products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for the Company's products; the Company's ability to develop distribution channels; increased competition; changes in government regulation; health care reform; exposure to potential product liability; and the Company's ability to protect its proprietary technology.

DEVELOPMENT STAGE RESULTS OF OPERATIONS

     The Company is a development stage company and is not presently generating any revenues. There can be no assurance that the Company will ever be able to generate revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of September 30, 1998, the Company had a deficit accumulated during the development stage of $(3,757,254), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Operating expenses for the three months ended September 30, 1997 were $266,304 compared to $573,605 for the three months ended September 30, 1998. Approximately 51% of the $266,304 and 29% of the $573,605 total operating expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:


                                                                                     Three Months Ended
                                                                                        September 30
                                                                                        ------------
                                                                                     1997       1998
                                                                                     ----       ----
Design and development of prototype devices and other
      enhancements and improvements  . . . . . . . . . . . . .                      $107,731    $ 77,147
Design and development of Central Data Management
      Facility (CDMF). . . . . . . . . . . . . . . . . . . . .                          --        91,896
Recognized compensation cost for value of stock options
      granted in lieu of cash compensation . . . . . . . . . .                        29,111        --
                                                                                    --------    --------
          Total research and development expenses. . . . . . .                      $136,842    $169,043
                                                                                    --------    --------
                                                                                    --------    --------

     For the three months ended September 30, 1998, approximately 54% of the total research and development expenses related to the design and development of a CDMF. When completed, the CDMF will be capable of handling multiple simultaneous physician transmissions integrated with the Company's tracking, billing and production systems, and capable of storing several hundred thousand patient records.

     The following is a summary of the major categories included in selling, general and administrative expenses:


                                                         Three Months Ended
                                                            September 30
                                                            ------------
                                                          1997        1998
                                                          ----        ----
Wages and related expenses   . . . . . . . . . . .     $ 68,969     $176,592
Patent expenses. . . . . . . . . . . . . . . . . .       12,575        7,838
Outside consultants. . . . . . . . . . . . . . . .       23,000       69,428
Rent-building and utilities. . . . . . . . . . . .         --         21,617
Insurance-general and health . . . . . . . . . . .        4,862       19,518
Travel . . . . . . . . . . . . . . . . . . . . . .         --          7,532
Legal and accounting . . . . . . . . . . . . . . .        8,680       38,706

Marketing and promotion. . . . . . . . . . . . . .        1,000       14,605
Other-miscellaneous. . . . . . . . . . . . . . . .       10,376       48,726
                                                       --------     --------
Total selling, general and administrative expenses     $129,462     $404,562
                                                       --------     --------
                                                       --------     --------


     The Company's number of employees increased from four in the three months ended September 30, 1997 to seven in the three months ended September 30, 1998. In September 1997, the Company hired its President, Greg H. Guettler. Effective November 1997, the Company leased approximately 6,900 square feet of commercial office and light assembly space in Eagan, Minnesota.

     Interest income was $14,839 and $92,600 for the three months ended September 30, 1997 and September 30, 1998, respectively. In July and August 1998, the Company raised $9,188,464 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which includes 337,500 additional units to cover over-allotments) at $4.125 per unit.

         Net loss was $(251,465) and $(481,005) for the three months ended September 30, 1997 and September 30, 1998, respectively. For the three months ended September 30, 1997, basic and dilutive net loss per share was $(.13), based on weighted average shares outstanding of 1,962,011. For the three months ended September 30, 1998, basic and dilutive net loss per share was $(.11), based on weighted average shares outstanding of 4,560,936.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents had a net decrease of $188,838 for the three months ended September 30, 1997. The significant element of the change was net loss, as adjusted for non-cash items, of $(221,305). For the three months ended September 30, 1998, cash and cash equivalents had a net increase of $8,547,228. The significant elements of this change were as follows: NET CASH USED IN OPERATING ACTIVITIES - net loss, as adjusted for non-cash items, of $(468,945); decrease in prepaid expenses - $126,593; increase in inventory - $143,415; NET CASH USED IN INVESTING ACTIVITIES - purchase of property and equipment -$138,514; NET CASH PROVIDED BY FINANCING ACTIVITIES - issuance of Common Stock -$9,188,464.

     In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,464. The Company anticipates that the net proceeds from the IPO should satisfy its cash requirements for 18 to 24 months. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the Model DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

     Although not assured, in addition to the net proceeds from the IPO, the Company may derive over a period of time up to $14,231,250 from the exercise of the Class A Warrants included in the units. Each Class A Warrant entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The amounts, if any, that the Company derives from the exercise of such Class A Warrants will be used in connection with the Company's development opportunities, business plan activities and/or working capital requirements.

YEAR 2000 COMPLIANCE

     The Company has considered the potential impact of the year 2000 for its internal information systems, external integration problems and the two models of its HDI/Pulsewave-TM- CardioVascular Profiling Instrument (the "Product"). The Company believes that its internal information systems and current Product are year 2000 compliant and that its CDMF will be so prior to the year 2000.
The Company's Product has been, and the CDMF is being, designed and developed to be year 2000 compliant. In addition, the Product has been tested to ensure that its performance and functionality are not affected by the year 2000 compliance issues. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance, which could result in a material adverse effect on the Company's future results of operations.

                            PART II.  OTHER INFORMATION.

     ITEM 2.    USE OF PROCEEDS

     The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until September 30, 1998:


          Temporary investments (FHLB Note and
          U.S. Government money market fund)                 $9,188,464
                                                             ----------
                  TOTAL NET PROCEEDS                         $9,188,464
                                                             ----------
                                                             ----------


     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

Exhibit No.  Description
--------------------------
   3.1 Articles of Incorporation (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025).
   3.2 Bylaws (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025).
   3.3 Articles of Amendment to Articles of Incorporation, dated June 2, 1998 (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025).
   4.1 Specimen of Common Stock Certificate (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025).
   4.2 Form of Warrant Agreement (incorporated by reference to Registrant's Registration Statement on Form SB-2, File
             No. 333-53025).
   4.3 Specimen of Warrant Certificate (incorporated by reference to Registrant's Registration Statement on Form SB-2,
             File No. 333-53025).
   4.4 Specimen of Unit Certificate (incorporated by reference to Registrant's Registration Statement on Form SB-2, File
             No. 333-53025)
   10.1 1995 Long-Term Incentive and Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025). #
   10.2 1998 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025). #
   10.3 Form of Stock Option Agreement for 1998 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025). #
   10.4 Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988 (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025).
   10.5 Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the Company, dated October 30, 1995 (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025). #
   10.6 Employment Agreement between James S. Murphy and the Company, dated July 1, 1997 (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025). #
   10.7 Employment Agreement between Greg H. Guettler and the Company, dated September 8, 1997 (incorporated by reference to Registrant's Registration Statement on Form SB-2,
             File No. 333-53025). #

   10.8      Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30, 1995 (incorporated by reference to Registrant's
             Registration Statement on Form SB-2, File No. 333-53025). #
   10.9      Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated October 30, 1995 (incorporated by reference to
             Registrant's Registration Statement on Form SB-2, File
             No. 333-53025).
   10.10     Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996 (incorporated by reference to Registrant's
             Registration Statement on Form SB-2, File No. 333-53025). #
   10.11     Office Lease Agreement, dated as of October 24, 1997
             (incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-53025).
   10.12     Manufacturing Services Agreement between Altron, Inc. and the
             Company, dated July 15, 1997 (incorporated by reference to
             Registrant's Registration Statement on Form SB-2, File
             No. 333-53025).
   10.13     Manufacturing Services Agreement between Apollo Research
             Corporation and the Company, dated May 14, 1998 (incorporated by reference to Registrant's Registration Statement on Form SB-2,
             File No. 333-53025).
   27        Financial Data Schedule for the quarter ended September 30, 1998.

___________

# Executive compensation plans and arrangements.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HYPERTENSION DIAGNOSTICS, INC.


                                        By /s/ James S. Murphy
                                           ---------------------------
                                           James S. Murphy
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (principal financial officer)

Date:  November 16, 1998
       -----------------

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

    27         Financial Data Schedule for the quarter ended September 30, 1998.