Form 10QSB
period 1998-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 1999-02-16
CIK 1058828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                   FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                         Commission File Number: 0-24635



                         HYPERTENSION DIAGNOSTICS, INC.
        (Exact name of small business issuer as specified in its charter)


            MINNESOTA                                 41-1618036
    (State of incorporation)             (I.R..S. Employer Identification No.)



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

                  Yes  /X/             No  / /


The number of shares of Common Stock outstanding as of January 31, 1999 was 5,107,235.

Transitional Small Business Disclosure Format:


                  Yes  / /             No  /X/

                         HYPERTENSION DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB


                                                                                PAGE NO.
                                                                                --------
PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                                      3


Balance Sheets - June 30, 1998 and December 31, 1998                               3


Statements of Operations - Three Months and Six Months Ended
  December 31, 1997 and 1998, respectively, and Period
  from July 19, 1988 (inception) to December 31, 1998                              4


Statements of Cash Flows - Six Months Ended December 31, 1997 and 1998 and
  Period from July 19, 1988 (inception) to December 31, 1998                       5

Notes to Financial Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                        7

PART II. OTHER INFORMATION:


Item 2.  Use of Proceeds                                                          12

Item 4.  Submission of Matters to a Vote of Security Holders                      12


Item 6.  Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                        13

EXHIBIT INDEX                                                                     14

                          PART I. FINANCIAL INFORMATION

                         Hypertension Diagnostics, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

ITEM 1.  FINANCIAL STATEMENTS

                                                                                          June 30,         December 31,
                                                                                            1998               1998
                                                                                      -----------------  ----------------
ASSETS                                                                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                                            $    1,239,804     $   8,967,242
   Accounts receivable                                                                              --            95,785
   Interest receivable                                                                           4,676            57,933
   Inventory                                                                                    39,054           211,227
   Prepaid expenses                                                                             11,254            33,114
                                                                                      -----------------  ----------------
               Total Current Assets                                                          1,294,788         9,365,301

Property and Equipment:
   Leasehold improvements                                                                       13,377            13,377
   Furniture and equipment                                                                     136,737           377,989
   Less accumulated depreciation                                                               (25,997)          (52,097)
                                                                                      -----------------  ----------------
                                                                                               124,117           339,269

Patents, net of accumulated amortization of $12,524
   and $17,064 at June 30 and December 31, 1998,
   respectively                                                                                 32,881            28,341
Prepaid Offering Expenses                                                                      146,981                --
Others Assets                                                                                    6,740             6,834
                                                                                      -----------------  ----------------
               Total Assets                                                             $    1,605,507     $   9,739,745
                                                                                      -----------------  ----------------
                                                                                      -----------------  ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                     $      188,100     $     104,481
   Accrued compensation                                                                             --            10,180
   Other accrued expenses                                                                           --            33,452
                                                                                      -----------------  ----------------
               Total Current Liabilities                                                       188,100           148,113


Shareholders' Equity:
   Preferred Stock, $.01 par value:
      Authorized shares--5,000,000
      Issued and outstanding shares--none                                                           --                --
   Common Stock, $.01 par value:
      Authorized shares--25,000,000
      Issued and outstanding shares--2,517,735 and
         5,107,235 at June 30 and December 31, 1998,
         respectively                                                                           25,177            51,092
   Additional paid-in capital                                                                4,668,479        13,839,028
   Deficit accumulated during the development stage                                         (3,276,249)       (4,298,488)
                                                                                      -----------------  ----------------
               Total Shareholders' Equity                                                    1,417,407         9,591,632
                                                                                      -----------------  ----------------
                                                                                      -----------------  ----------------
               Total Liabilities and Shareholders' Equity                               $    1,605,507     $   9,739,745
                                                                                      -----------------  ----------------
                                                                                      -----------------  ----------------

SEE ACCOMPANYING NOTES.

                         Hypertension Diagnostics, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                                       Period from
                                                       Three Months Ended                  Six Months Ended           July 19, 1988
                                                           December 31                        December 31             (inception) to
                                                --------------------------------  ---------------------------------    December 31,
                                                        1997             1998            1997              1998            1998
                                                ---------------- ---------------  --------------- ----------------- ----------------
Revenue:
   Equipment sales                                $           --   $      95,498   $            --  $         95,498  $      95,498


Cost and Expenses:
   Cost of equipment sales                                    --          29,092                --            29,092         29,092
   Research and development                               54,441         195,708           191,283           364,751      1,924,050
   Selling, general and administrative                   197,440         533,032           326,902           937,594      2,810,037
                                                  ---------------  -------------   ---------------  ----------------  --------------
               Total Cost and Expenses                   251,881         757,832           518,185         1,331,437      4,763,179
                                                  ---------------  -------------   ---------------  ----------------  --------------
Operating Loss                                          (251,881)       (662,334)         (518,185)       (1,235,939)    (4,667,681)

Other Income (Expense):
   Interest income                                        11,499         121,100            26,338           213,700        416,224

   Interest expense                                           --              --                --                --        (47,031)
                                                  ---------------  -------------   ---------------  ----------------  --------------
                                                          11,499         121,100            26,338           213,700        369,193
                                                  ---------------  -------------   ---------------  ----------------  --------------

               Net Loss and Deficit Accumulated
                  During the Development Stage    $     (240,382)  $    (541,234)  $      (491,847) $     (1,022,239) $  (4,298,488)
                                                  ---------------  -------------   ---------------  ----------------  --------------
                                                  ---------------  -------------   ---------------  ----------------  --------------


Basic and Dilutive Net Loss per Share             $         (.12)  $       (.11)   $          (.25) $           (.21)         (4.08)
Weighted Average Shares Outstanding                    2,008,928       5,105,857          1,963,575         4,836,655      1,052,512



SEE ACCOMPANYING NOTES.

                         Hypertension Diagnostics, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                           Period from
                                                                               Six Months Ended            July 19, 1988
                                                                                  December 31             (inception) to
                                                                      -----------------------------------  December 31,
                                                                               1997              1998              1998
                                                                      ---------------- ------------------ ----------------
OPERATING ACTIVITIES:
Net loss                                                              $       (491,847)  $     (1,022,239)  $   (4,298,488)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Value of stock options granted in lieu
         of cash compensation                                                   58,222                  -          483,453
      Depreciation                                                                 852             26,100           88,566
      Amortization                                                               1,245              4,646           18,010
      Write-off of property and equipment                                            -                  -           42,702
      Change in operating assets and liabilities:
            Accounts receivable                                                      -            (95,785)         (95,785)
            Interest receivable                                                  5,375            (53,257)         (57,933)
            Inventory                                                                -           (172,173)        (211,227)
            Prepaid expenses                                                   (33,684)           125,121          (33,114)
            Other assets                                                        (6,529)              (200)          (6,730)
            Accounts payable                                                    86,287            (83,619)         104,481
            Accrued compensation                                                     -             10,180           10,180
            Other accrued expenses                                                   -             33,452           33,626
                                                                      ---------------- ------------------ -----------------
               Net cash used in operating activities                          (380,079)        (1,227,774)      (3,922,259)

INVESTING ACTIVITIES:
Purchase of property and equipment                                             (53,727)          (241,252)        (470,537)
Payment of patent costs                                                              -                  -          (46,455)
                                                                      ---------------- ------------------ -----------------
               Net cash used in investing activities                           (53,727)          (241,252)        (516,992)

FINANCING ACTIVITIES:
Proceeds from notes payable                                                          -                  -          315,500
Payments of notes payable                                                            -                  -          (49,000)
Issuance of common stock                                                       671,506          9,196,464       13,140,293
Redemption of common stock                                                           -                  -             (300)
                                                                      ---------------- ------------------ -----------------
               Net cash provided by financing activities                       671,506          9,196,464       13,406,493
                                                                      ---------------- ------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      237,700          7,727,438        8,967,242
               Cash and cash equivalents at beginning of period              1,198,778          1,239,804                -
                                                                      ---------------- ------------------ -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $      1,436,478 $        8,967,242 $      8,967,242
                                                                      ---------------- ------------------ -----------------
                                                                      ---------------- ------------------ -----------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Conversion of note payable and accrued interest into
   common stock                                                       $              - $                - $        266,674
Cash paid for interest                                                               -                  -           12,526



SEE ACCOMPANYING NOTES.

                         HYPERTENSION DIAGNOSTICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

                                December 31, 1998


1.     Interim Financial Information


       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 1998, respectively, are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. The June 30, 1998 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The policies described in that report are used for preparing quarterly reports.

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

DEVELOPMENT STAGE RESULTS OF OPERATIONS

         The Company is a development stage company and is not presently generating any significant revenues. There can be no assurance that the Company will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of December 31, 1998, the Company had a deficit accumulated during the development stage of $(4,298,488), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

         The Company has developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of providing parameters that are useful in assessing the cardiovascular system. The Company has designed two models of the HDI/PulseWave-TM- CardioVascular Profiling Instrument: (1) the CR-2000 which is currently in use by physician scientists for research purposes only; and
(2) the DO-2020 which is intended to assist physicians in screening and diagnosing patients with cardiovascular disease. The Company has not yet received permission to market the DO-2020 from the Food and Drug Administration ("FDA"). Although the Company's initial goal was to obtain FDA 510(k) clearance in the fiscal year ending June 30, 1999, it is not likely that this will be achieved. The Company is working diligently with the FDA to obtain 510(k) clearance in the fiscal year ending June 30, 2000.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         For the three months ended December 31, 1998, the Company recorded revenue of $95,498 relating to its initial sales of the HDI/PulseWave-TM-CR-2000 Research CardioVascular Profiling Instrument.

         Total cost and operating expenses for the three months ended December 31, 1997 were $251,881 compared to $757,832 for the three months ended December 31, 1998. Approximately 22% of the $251,881 and 26% of the $757,832 total cost and operating expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:


                                                                                          Three Months Ended
                                                                                             December  31
                                                                                            ---------------
                                                                                  1997                          1998
                                                                           ------------------             -----------------
Design and development of prototype devices and other
      enhancements and improvements....................................           $    25,330                   $    80,408
Design and development of a Central Data Management
      Facility (CDMF).....................................................                 --                       115,300
Recognized compensation cost for value of stock options
      granted in lieu of cash compensation..............................               29,111                            --
                                                                           ------------------             -----------------
            Total research and development expenses..................             $    54,441                   $   195,708
                                                                           ------------------             -----------------
                                                                           ------------------             -----------------

         For the three months ended December 31, 1998, approximately 59% of the total research and development expenses related to the design and development of a CDMF. When completed, the CDMF will be capable of handling multiple simultaneous transmissions by the DD-2020 integrated with the Company's tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

         The following is a summary of the major categories included in selling, general and administrative expenses:


                                                                                           Three Months Ended
                                                                                               December 31
                                                                                            ---------------
                                                                                  1997                          1998
                                                                           ------------------             -----------------
Wages and related expenses ...............................................        $    94,349                    $  162,630
Outside consultants ......................................................             18,442                        60,100
Rent-building and utilities ..............................................             10,906                        21,706
Insurance-general and health .............................................              6,582                        18,000
Travel ...................................................................              1,397                        17,254
Legal and accounting .....................................................             33,585                        59,555
Selling, marketing and promotion, including applicable wages .............              2,400                        50,786
Depreciation and amortization.............................................              1,049                        18,686
Other-general and administrative..........................................             28,730                       124,314
                                                                           ------------------             -----------------
            Total selling, general and administrative expenses............        $   197,440                    $  533,031
                                                                           ------------------             -----------------
                                                                           ------------------             -----------------


                  The Company's number of employees increased from four in the three months ended December 31, 1997 to ten in the three months ended December 31, 1998. In September 1997, the Company hired its President, Greg H. Guettler. Effective November 1997, the Company leased approximately 6,900 square feet of commercial office and light assembly space in Eagan, Minnesota.

         Interest income was $11,499 and $121,100 for the three months ended December 31, 1997 and December 31, 1998, respectively. In July and August 1998, the Company raised $9,188,464 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which includes 337,500 additional units to cover over-allotments) at $4.125 per unit.

         Net loss was $(240,382) and $(541,234) for the three months ended December 31, 1997 and December 31, 1998, respectively. For the three months ended December 31, 1997, basic and dilutive net loss per share was $(.12), based on weighted average shares outstanding of 2,008,928. For the three months ended December 31, 1998, basic and dilutive net loss per share was $(.11), based on weighted average shares outstanding of 5,105,857.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

         Total cost and operating expenses for the six months ended December 31, 1997 were $518,185 compared to $1,331,437 for the six months ended December 31, 1998. Approximately 37% of the $518,185 and 27% of the $1,331,437 total cost and operating expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:


                                                                                           Six Months Ended
                                                                                             December 31
                                                                                            ---------------
                                                                                  1997                          1998
                                                                           ------------------             -----------------
Design and development of prototype devices and other
      enhancements and improvements...........................                  $  133,061                    $  157,555
Design and development of a Central Data Management
      Facility (CDMF).........................................                          --                       207,196
Recognized compensation cost for value of stock options
      granted in lieu of cash compensation....................                      58,222                            --
                                                                           ------------------             -----------------
            Total research and development expenses...........                  $  191,283                    $  364,751
                                                                           ------------------             -----------------
                                                                           ------------------             -----------------


         For the six months ended December 31, 1998, approximately 57% of the total research and development expenses related to the design and development of a CDMF.

         The following is a summary of the major categories included in selling, general and administrative expenses:


                                                                                            Six Months Ended
                                                                                               December 31
                                                                                            -----------------
                                                                                  1997                          1998
                                                                           ------------------             -----------------
Wages and related expenses...................................                   $  163,318                    $  304,081
Outside consultants..........................................                       41,442                       129,528
Rent-building and utilities..................................                       10,906                        43,323
Insurance-general and health.................................                       11,444                        35,610
Travel.......................................................                        1,397                        24,786
Legal and accounting.........................................                       42,265                        98,261
Selling, marketing and promotion, including applicable wages.                        3,400                       103,696
Depreciation and amortization................................                        2,098                        30,746
Other-general and administrative.............................                       50,632                       167,563
                                                                           ------------------             -----------------
            Total selling, general and administrative expenses......            $  326,902                    $  937,594
                                                                           ------------------             -----------------
                                                                           ------------------             -----------------


         The Company's number of employees increased from four in the six months ended December 31, 1997 to ten in the six months ended December 31, 1998. In September 1997, the Company hired its President, Greg H. Guettler.

         The increase in outside consultants expense from $41,442 for the six months ended December 31, 1997 to $129,528 for the six months ended December 31, 1998 was mainly attributable to additional work relating to the Company's FDA 510(k) application and efforts concerning an approach for obtaining physician reimbursement from insurance coverage and third party payers.

         Selling, marketing and promotion expense increased from $3,400 for the six months ended December 31, 1997 to $103,696 for the six months ended December 31, 1998. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts. In this regard, the Company added the following individuals: Director of Sales (during March
1998) and Director of Marketing (during May 1998).

         Interest income was $26,338 and $213,700 for the six months ended December 31, 1997 and December 31, 1998, respectively. In July and August 1998, the Company raised $9,188,464 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

         Net loss was $(491,847) and $(1,022,239) for the six months ended December 31, 1997 and December 31, 1998, respectively. For the six months ended December 31, 1997, basic and dilutive net loss per share was $(.25), based on weighted average shares outstanding of 1,963,575. For the six months ended December 31, 1998, basic and dilutive net loss per share was $(.21), based on weighted average shares outstanding of 4,836,655.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents had a net increase of $237,700 for the six months ended December 31, 1997. The significant elements of this change were as follows: NET CASH USED IN OPERATING ACTIVITIES -- net loss, as adjusted for non-cash items, of $(431,528); NET CASH PROVIDED BY FINANCING ACTIVITIES -- issuance of Common Stock -- $671,506. For the six months ended December 31, 1998, cash and cash equivalents had a net increase of $7,727,438. The significant elements of this change were as follows: NET CASH USED IN OPERATING ACTIVITIES -- net loss, as adjusted for non-cash items, of $(981,493); increase in accounts receivable - $95,785; increase in inventory
- $172,173; decrease in prepaid expenses - $125,121; decrease in accounts payable - $83,619; NET CASH USED IN INVESTING ACTIVITIES -- purchase of property and equipment -$241,252; NET CASH PROVIDED BY FINANCING ACTIVITIES -- issuance of Common Stock -$9,196,464.

         In July 1998, the Company completed its initial public offering
(IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,464. As of December 31, 1998, the Company has cash and cash equivalents of $8,967,242, and currently anticipates that this amount should satisfy its cash requirements for at least the next 24 months. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the Model DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

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

                           PART II. OTHER INFORMATION.

ITEM 2.  USE OF PROCEEDS

         The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until December 31, 1998:


Temporary investments (U.S. Government obligations/notes
   and U.S. Government money market fund;  other short-term, high
   quality, interest-bearing instruments)                                   $8,967,242
Central Data Management Facility (CDMF)                                        221,222
                                                                           -----------
         TOTAL NET PROCEEDS                                                 $9,188,464
                                                                           -----------
                                                                           -----------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on December 7, 1998.

     The results of the shareholders' votes were as follows:


                                                                                                           Broker
                                                              For           Against        Abstain        Nonvotes
                                                    ------------------ -------------- -------------- ------------------
1.  Election of Directors
         Melville R. Bois                                   3,614,286         -              29,975           -
         Charles F. Chesney, D.V.M., Ph.D.                  3,614,286         -              29,975           -
         Greg H. Guettler                                   3,614,286         -              29,975           -
         Jay N. Cohn, M.D.                                  3,614,286         -              29,975           -
         Kenneth W. Brimmer                                 3,614,286         -              29,975           -
2.  Approval of Selection of
         Independent Auditors                               3,617,761         23,000          3,500           -




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:


EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.14          Amended and Restated Consulting Agreement between Jay N. Cohn,
               M.D. and the Company, effective August 31, 1998

27             Financial Data Schedule for the quarter ended December 31, 1998.

99             Press Release dated February 16, 1999

--------------------
(b)           Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HYPERTENSION DIAGNOSTICS, INC.


                                              By /S/ JAMES S. MURPHY
                                                 -------------------------------
                                              James S. Murphy
                                              Vice President-Finance and
                                              Chief Financial Officer
                                              (principal financial officer)

Date:      February 16, 1999
       ---------------------------

                                  EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION
-----------      -----------

10.14            Amended and Restated Consulting Agreement between Jay N. Cohn,
                 M.D. and the Company, effective August 31, 1998

27               Financial Data Schedule for the quarter ended December 31,
                 1998.

99               Press Release dated February 16, 1999
