Form 10QSB/A
period 1999-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 1999-05-14
CIK 1058828

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ---------------------


                                  FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1999


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

          Yes / X /      No /   /


The number of shares of Common Stock outstanding as of April 30, 1999 was 5,107,235.

Transitional Small Business Disclosure Format:


          Yes /   /      No / X /

                         HYPERTENSION DIAGNOSTICS, INC.

                              INDEX TO FORM 10-QSB

                                                                                  Page No.
                                                                                  --------
PART I.   FINANCIAL INFORMATION:

     Item 1.     Financial Statements                                               3

          Balance Sheets - June 30, 1998 and March  31, 1999                        3


          Statements of Operations - Three Months and Nine Months Ended
             March 31, 1998 and 1999, respectively, and Period
             from July 19, 1988 (inception) to March 31, 1999                       4


          Statements of Cash Flows - Nine Months Ended
             March 31, 1998 and 1999 and Period from
             July 19, 1988 (inception) to March 31, 1999                            5

          Notes to Financial Statements                                             6

     Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              7

PART II.  OTHER INFORMATION:


     Item 2.        Use of Proceeds                                                 12

     Item 6.        Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                          13

EXHIBIT INDEX                                                                       14

                         PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                         Hypertension Diagnostics, Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                 June 30,        March 31,
                                                                   1998             1999
                                                              ---------------  ---------------
ASSETS                                                                           (Unaudited)
Current Assets:
   Cash and cash equivalents                                     $ 1,239,804      $ 8,514,071
   Accounts receivable                                               -                 45,111
   Interest receivable                                                 4,676           54,292
   Inventory                                                          39,054          332,870
   Prepaid expenses                                                   11,254           20,404
                                                              ---------------  ---------------
               Total Current Assets                                1,294,788        8,966,748

Property and Equipment:
   Leasehold improvements                                             13,377           17,202
   Furniture and equipment                                           136,737          408,278
   Less accumulated depreciation                                     (25,997)         (70,969)
                                                              ---------------  ---------------
                                                                     124,117          354,511
Patents, net of accumulated amortization of $12,524
   and $19,335 at June 30, 1998 and March 31, 1999,
   respectively                                                       32,881           26,070
Prepaid Offering Expenses                                            146,981          -
Others Assets                                                          6,740            6,782
                                                              ---------------  ---------------
               Total Assets                                      $ 1,605,507      $ 9,354,111
                                                              ---------------  ---------------
                                                              ---------------  ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $ 188,100        $ 258,652
   Accrued compensation                                              -                 24,060
   Other accrued expenses                                            -                  3,284
                                                              ---------------  ---------------
               Total Current Liabilities                             188,100          285,996

Shareholders' Equity:
   Preferred Stock, $.01 par value:
      Authorized shares--5,000,000
      Issued and outstanding shares--none                            -                -
   Common Stock, $.01 par value:
      Authorized shares--25,000,000
      Issued and outstanding shares--2,517,735 and
         5,107,235 at June 30, 1998 and March 31, 1999,
         respectively                                                 25,177           51,092
   Additional paid-in capital                                      4,668,479       13,839,028
   Deficit accumulated during the development stage               (3,276,249)      (4,822,005)
                                                              ---------------  ---------------
               Total Shareholders' Equity                          1,417,407        9,068,115
                                                              ---------------  ---------------
               Total Liabilities and Shareholders' Equity        $ 1,605,507      $ 9,354,111
                                                              ---------------  ---------------
                                                              ---------------  ---------------

SEE ACCOMPANYING NOTES.

                         Hypertension Diagnostics, Inc.
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)



                                                     Three Months Ended                 Nine Months Ended        July 19, 1988
                                                           March 31                          March 31            (inception) to
                                                  ----------------------------  ------------------------------      March 31,
                                                      1998           1999           1998            1999              1999
                                                  -------------  -------------  -------------  --------------- ----------------
Revenue:
   Equipment sales                                 $     -          $  37,750    $    -            $  133,248       $  133,248


Cost and Expenses:
   Cost of equipment sales
   Research and development                              -             14,308         -                43,400           43,400
                                                        64,504        165,480        255,787          530,231        2,089,530
   Selling, general and administrative                 296,481        486,881        623,383        1,424,475        3,296,918
                                                  -------------  -------------  -------------  --------------- ----------------
               Total Cost and Expenses                 360,985        666,669        879,170        1,998,106        5,429,848
                                                  -------------  -------------  -------------  --------------- ----------------
Operating Loss                                        (360,985)      (628,919)      (879,170)      (1,864,858)      (5,296,600)

Other Income (Expense):
   Interest income                                      19,362        105,402         45,700          319,102          521,626
   Interest expense                                      -              -             -               -                (47,031)
                                                  -------------  -------------  -------------  --------------- ----------------
                                                        19,362        105,402         45,700          319,102          474,595
                                                  -------------  -------------  -------------  --------------- ----------------

          Net Loss and Deficit Accumulated
             During the Development Stage          $  (341,623)    $ (523,517)    $ (833,470)    $ (1,545,756)    $ (4,822,005)
                                                  -------------  -------------  -------------  --------------- ----------------
                                                  -------------  -------------  -------------  --------------- ----------------



Basic and Dilutive Net Loss per Share                $    (.15)      $   (.10)      $   (.41)        $   (.31)       $   (4.19)
Weighted Average Shares Outstanding                  2,279,928      5,107,235      2,050,407        4,926,185        1,149,798

SEE ACCOMPANYING NOTES.

                         Hypertension Diagnostics, Inc.
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                        Period from
                                                                            Nine Months Ended          July 19, 1988
                                                                                 March 31             (inception) to
                                                                     --------------------------------     March 31,
                                                                          1998            1999              1999
                                                                     --------------- ---------------- ----------------
OPERATING ACTIVITIES:
Net loss                                                                $  (833,470)    $ (1,545,756)    $ (4,822,005)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Value of stock options granted in lieu
         of cash compensation                                                87,333           -               483,453
      Depreciation                                                            6,723           44,972          107,438
      Amortization                                                            1,868            6,969           20,333
      Write-off of property and equipment                                   -               -                  42,702
      Change in operating assets and liabilities:
            Accounts receivable                                             -                (45,111)         (45,111)
            Interest receivable                                                 300          (49,616)         (54,292)
            Inventory                                                       -               (293,816)        (332,870)
            Prepaid expenses                                                (31,287)         137,831          (20,404)
            Other assets                                                    (36,640)            (200)          (6,730)
            Accounts payable                                                 40,179           70,552          258,652
            Accrued compensation                                            -                 24,060           24,060
            Other accrued expenses                                          -                  3,284            3,458
                                                                     --------------- ---------------- ----------------
               Net cash used in operating activities                       (764,994)      (1,646,831)      (4,341,316)

INVESTING ACTIVITIES:
Purchase of property and equipment
                                                                            (87,487)        (275,366)        (504,651)
Payment of patent costs                                                     -               -                 (46,455)
                                                                     --------------- ---------------- ----------------
               Net cash used in investing activities                        (87,487)        (275,366)        (551,106)

FINANCING ACTIVITIES:
Proceeds from notes payable                                                 -               -                 315,500
Payments of notes payable                                                   -               -                 (49,000)
Issuance of common stock                                                  1,222,948        9,196,464       13,140,293
Redemption of common stock                                                  -               -                    (300)
                                                                     --------------- ---------------- ----------------
               Net cash provided by financing activities                  1,222,948        9,196,464       13,406,493
                                                                     --------------- ---------------- ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   370,467        7,274,267        8,514,071
               Cash and cash equivalents at beginning of period           1,198,778        1,239,804          -
                                                                     --------------- ---------------- ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 1,569,245      $ 8,514,071      $ 8,514,071
                                                                     --------------- ---------------- ----------------
                                                                     --------------- ---------------- ----------------

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Conversion of note payable and accrued interest into
   common stock                                                          $  -            $  -             $   266,674
Cash paid for interest                                                      -               -                  12,526

SEE ACCOMPANYING NOTES.

                         HYPERTENSION DIAGNOSTICS, INC.
                          (A Development Stage Company)
                         Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1999


1.   Interim Financial Information


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 1999, respectively, are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. The June 30, 1998 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The policies described in that report are used for preparing quarterly reports.

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

DEVELOPMENT STAGE RESULTS OF OPERATIONS

     The Company is a development stage company and is not presently generating any significant revenues. There can be no assurance that the Company will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of March 31, 1999, the Company had a deficit accumulated during the development stage of $(4,822,005), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

     The Company has developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of providing parameters that are useful in assessing the cardiovascular system. The Company has developed two models of the HDI/PULSEWAVE-TM-CardioVascular Profiling Instrument: (1) the CR-2000 which is currently in use by physician scientists for research purposes only; and (2) the DO-2020 which is intended to assist physicians and other health care professionals in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease. The Company has not yet received permission to market the DO-2020 from the Food and Drug Administration ("FDA"). Although FDA clearance on the Model DO-2020 is taking longer than the Company had originally anticipated, the Company continues to believe that a FDA 510(k) clearance is the appropriate route to follow and that the process will be completed within the fiscal year ending June 30, 2000.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     For the three months ended March 31, 1999, the Company recorded revenue of $37,750 relating to sales of the HDI/PULSEWAVE-TM- CR-2000 Research CardioVascular Profiling Instrument.

     Total cost and expenses for the three months ended March 31, 1998 were $360,985 compared to $666,669 for the three months ended March 31, 1999. Approximately 18% of the $360,985 and 25% of the $666,669 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

                                                                            Three Months Ended
                                                                                March 31
                                                                            ------------------
                                                                  1998                              1999
                                                            ----------------                  ---------------
Design and development of prototype devices and other
      enhancements and improvements ......................   $       35,393                    $      55,632
Design and development of a Central Data Management
      Facility (CDMF) ....................................         -                                 109,848
Recognized compensation cost for value of stock options
      granted in lieu of cash compensation ...............           29,111                         -
                                                            ----------------                  ---------------
            Total research and development expenses ......   $       64,504                    $     165,480
                                                            ----------------                  ---------------
                                                            ----------------                  ---------------


     For the three months ended March 31, 1999, approximately 66% of the total research and development expenses related to the design and development of a CDMF. When completed, the CDMF will be capable of handling multiple simultaneous transmissions by the DO-2020 integrated with the Company's tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

     The following is a summary of the major categories included in selling, general and administrative expenses:

                                                                                     Three Months Ended
                                                                                         March 31
                                                                                     ------------------
                                                                           1998                              1999
                                                                     ----------------                  ---------------
Wages, related expenses and benefits .............................          $ 98,778                        $ 157,192
Outside consultants ..............................................            68,779                           44,701
Rent-building and utilities ......................................            21,132                           21,717
Insurance-general and health .....................................            11,117                           17,671
Selling, marketing and promotion, including applicable wages .....            28,130                          112,569
Depreciation and amortization ....................................             6,493                           21,195
Other-general and administrative .................................            62,052                          111,836
                                                                     ----------------                  ---------------
            Total selling, general and administrative expenses ...         $ 296,481                        $ 486,881
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------


     The Company's number of employees increased from five in the three months ended March 31, 1998 to thirteen in the three months ended March 31, 1999. In September 1997, the Company hired its President, Greg H. Guettler. In April 1999, the Company hired Dennis L. Sellke to serve as its Chief Executive Officer.

     Interest income was $19,362 and $105,402 for the three months ended March 31, 1998 and 1999, respectively. From December 1997 through March 1998, the Company raised $1,220,720 (net of expenses) through a private placement of Common Stock at $3.00 per share.

     Net loss was $(341,623) and $(523,517) for the three months ended March 31, 1998 and 1999, respectively. For the three months ended March 31, 1998, basic and dilutive net loss per share was

$(.15), based on weighted average shares outstanding of 2,279,928. For the three months ended March 31, 1999, basic and dilutive net loss per share was $(.10), based on weighted average shares outstanding of 5,107,235.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE  MONTHS ENDED MARCH 31, 1999

     Total cost and expenses for the nine months ended March 31, 1998 were $879,170 compared to $1,998,106 for the nine months ended March 31, 1999. Approximately 29% of the $879,170 and 27% of the $1,998,106 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

                                                                              Nine Months Ended
                                                                                   March 31
                                                                              ------------------
                                                                   1998                              1999
                                                              ----------------                  ---------------
Design and development of prototype devices and other
      enhancements and improvement .........................        $ 168,454                        $ 213,187
Design and development of a Central Data Management
      Facility (CDMF) ......................................            -                              317,044
Recognized compensation cost for value of stock options
      granted in lieu of cash compensation .................           87,333                            -
                                                              ----------------                  ---------------
            Total research and development expenses ........        $ 255,787                        $ 530,231
                                                              ----------------                  ---------------
                                                              ----------------                  ---------------




     For the nine months ended March 31, 1999, approximately 60% of the total research and development expenses related to the design and development of a CDMF.

     The following is a summary of the major categories included in selling, general and administrative expenses:


                                                                                     Nine Months Ended
                                                                                          March 31
                                                                                     ------------------
                                                                          1998                               1999
                                                                     ----------------                  -----------------
Wages, related expenses and benefits ..............................        $ 262,096                          $ 461,273
Outside consultants ...............................................          110,221                            174,229
Rent-building and utilities .......................................           32,038                             65,040
Insurance-general and health ......................................           22,561                             53,281
Selling, marketing and promotion, including applicable wages ......           32,927                            241,051
Depreciation and amortization .....................................            8,591                             51,941
Other-general and administrative ..................................          154,949                            377,660
                                                                     ----------------                  -----------------
            Total selling, general and administrative expenses ....        $ 623,383                        $ 1,424,475
                                                                     ----------------                  -----------------
                                                                     ----------------                  -----------------



     The Company's number of employees increased from five in the nine months ended March 31, 1998 to thirteen in the nine months ended March 31, 1999. Effective November 1997, the Company leased approximately 6,900 square feet of commercial office and light assembly space in Eagan, Minnesota.

     The increase in outside consultants expense from $110,221 for the nine months ended March 31, 1998 to $174,229 for the nine months ended March 31, 1999 was mainly attributable to additional work relating to the Company's FDA 510(k) application and efforts concerning an approach for obtaining physician reimbursement from insurance coverage and third party payers.

     Selling, marketing and promotion expense increased from $32,927 for the nine months ended March 31, 1998 to $241,051 for the nine months ended March 31, 1999. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel expense. In this regard, the Company added the following individuals: Director of Sales (during March
1998), Director of Marketing (during May 1998) and Mid-Atlantic regional sales manager (during March 1999).

     Interest income was $45,700 and $319,102 for the nine months ended March 31, 1998 and 1999, respectively. In July and August 1998, the Company raised $9,188,464 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

     Net loss was $(833,470) and $(1,545,756) for the nine months ended March 31, 1998 and 1999, respectively. For the nine months ended March 31, 1998, basic and dilutive net loss per share was $(.41), based on weighted average shares outstanding of 2,050,407. For the nine months ended March 31, 1999, basic and dilutive net loss per share was $(.31), based on weighted average shares outstanding of 4,926,185.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents had a net increase of $370,467 for the nine months ended March 31, 1998. The significant elements of this change were as follows: NET CASH USED IN OPERATING ACTIVITIES - net loss, as adjusted for non-cash items, of $(737,546); NET CASH PROVIDED BY FINANCING
ACTIVITIES - issuance of Common Stock - $1,222,948. For the nine months ended March 31, 1999, cash and cash equivalents had a net increase of $7,274,267. The significant elements of this change were as follows: NET CASH USED IN OPERATING ACTIVITIES - net loss, as adjusted for non-cash items, of $(1,493,815); increase in inventory - $293,816; decrease in prepaid expenses - $137,831; increase in accounts payable - $70,552; NET CASH USED IN INVESTING ACTIVITIES - purchase of property and equipment - $275,366; NET CASH PROVIDED BY FINANCING ACTIVITIES - issuance of Common Stock - $9,196,464.

     In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,464. As of March 31, 1999, the Company has cash and cash equivalents of $8,514,071, and anticipates that these funds should allow it to pursue the different elements of the Company's business development strategy for at least the next two years. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the Model DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

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

                           PART II. OTHER INFORMATION.

     ITEM 2.   USE OF PROCEEDS

     The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until March 31, 1999:

  Temporary investments (U.S. Government obligations/notes
    and U.S. Government money market fund; other short-term high
    quality, interest-bearing instruments)                           $8,514,071
  Central Data Management Facilty (CDMF)                                317,044
  Purchase of property and equipment                                    275,000
  Sales and marketing                                                    82,349
                                                                   -------------
              TOTAL NET PROCEEDS                                     $9,188,464
                                                                   -------------
                                                                   -------------



     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following Exhibits are furnished pursuant to Item 601 of Regulation
     S-B:

EXHIBIT NO.    DESCRIPTION

    27         Financial Data Schedule for the quarter ended March 31, 1999.

  99.1         Press Release dated April 19, 1999.

  99.2         Press Release dated April 28, 1999.

  99.3         Press Release dated May 14, 1999.

----------------------------

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        HYPERTENSION DIAGNOSTICS, INC.

                                        By /s/ James S. Murphy
                                           -----------------------------------
                                        James S. Murphy
                                        Vice President-Finance and
                                        Chief Financial Officer
                                        (principal accounting officer)

Date:  May 14, 1999
       ------------

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

    27         Financial Data Schedule for the quarter ended March 31, 1999.

  99.1         Press Release dated April 19, 1999

  99.2         Release dated April 28, 1999.

  99.3         Press Release dated May 14, 1999.