Form 10KSB
period 1999-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 1999-09-28
CIK 1058828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
/ /
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /
    The issuer's revenues for its most recent fiscal year were $381,247.
    The aggregate market value of the voting stock held by nonaffiliates of the issuer as of August 30, 1999 was approximately $12,710,000, based upon the closing sale price for the Common Stock on that date as reported by the Nasdaq Stock Market.
                      DOCUMENTS INCORPORATED BY REFERENCE
    NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-KSB under the Items "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe", "expect", "will", "can", "estimate", "anticipate" and similar expressions are intended to identify such forward-looking statements.

    Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors", that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

INTRODUCTION

    The Company is engaged in the design, development, assembly and marketing of a proprietary medical device that it believes will non-invasively detect subtle changes in the elasticity of large and small arteries. Vascular compliance or elasticity has been researched for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. The Company has developed two models of its HDI/PULSEWAVE-TM- CardioVascular Profiling Instrument and has a third in development (the "Product"). The Model CR-2000 is for research purposes only (that is, not for screening, diagnosing, monitoring or determining treatment of patients), and is currently being marketed. The Model DO-2020 is for primary care physicians and other health care professionals, and will require U.S. Food and Drug Administration (the "FDA") clearance to market in the United States. The Model DO-2020i will provide physicians outside the United States with key cardiovascular parameters, which the Company believes will provide clinically valuable information useful in screening and diagnosing individuals who may be at risk for future cardiovascular disease and in monitoring the effectiveness of treatment of individuals with previously diagnosed cardiovascular disease. The Company has submitted an application to the FDA to market the Model DO-2020. The Model DO-2020i will need a CE Mark to be marketed inside the European Union and will require regulatory approval to be marketed in Japan. The Company expects that the Model DO-2020 will eventually generate the majority of its revenues.

BACKGROUND

VASCULAR DISEASE

    Disease of the blood vessels (vascular disease) is the leading cause of death and a primary cause of heart attacks and strokes in the United States. Vascular disease can manifest itself in many ways: hypertension, coronary artery disease, peripheral artery disease, atherosclerosis, aneurysm, stroke, kidney failure and retinopathy. According to a Fall 1997 article by the National Heart, Lung and Blood Institute, 58 million Americans have some form of cardiovascular disease and hypertension is the leading cardiovascular disease. Coronary artery disease affects 13.9 million Americans and is the nation's number one killer. Stroke is ranked number three. According to a 1997 release by the National Heart, Lung and Blood Institute, approximately 50 million Americans (approximately 28% of the adult population in the United States) have been diagnosed as suffering from hypertension, typically defined as a blood pressure greater than 140 millimeters of mercury ("mmHg") systolic pressure and/or greater than 90 mmHg diastolic pressure, with nearly 75% of those (37.5 million) not properly treated for the condition and thus facing significantly increased risk for heart and kidney disease and strokes. According to the Johns Hopkins White Papers on Hypertension (1998), an additional 30 million Americans are estimated to have "high-normal hypertension" (sometimes referred to as "borderline hypertension"), defined as a blood pressure reading at or slightly above 130/85 mmHg. These individuals are twice as likely to develop hypertension and they have a greater risk of cardiovascular events than people with lower blood pressure.

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

THE COMPANY'S SOLUTION

    The traditional systolic-diastolic method for measuring blood pressure provides the physician with very limited clinical information about the patient's vascular health. In contrast, the Company's Product measures a blood pressure waveform produced by the beating heart that the Company believes can be analyzed to provide an assessment of arterial elasticity. When the aortic valve closes after the heart has ejected its stroke volume of blood (the blood ejected during each heart beat), the decay or decrease of blood pressure within the arteries prior to the next heart beat forms a pressure curve or waveform which is indicative of arterial elasticity. Subtle changes in arterial elasticity introduce changes in the arterial system that are reflected in the arterial blood pressure waveform and research suggests that these changes in the function and structure of the arterial wall precede the development of coronary artery disease, or the premature stiffening of the small arteries which appears to be an early marker for cardiovascular disease.

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

THE PRODUCT

    Although the aorta and large arteries can be visualized by various noninvasive techniques, such as radiology, magnetic resonance imaging ("MRI"), computerized tomography ("CT") scans and ultrasonography, the Company believes there is currently no clinical way to evaluate the elasticity of the small and very small arteries which appear to be the first to become altered in hypertension and other vascular diseases. For this reason, the Company sought an easy to use, non-invasive solution that could assess the status of these small blood vessels.

    The Product incorporates a patented and proprietary instrument and procedures which painlessly and non-invasively collects 30 seconds of blood pressure waveform data, automatically analyzes this data by means of an embedded computer and generates a CardioVascular Profile Report. All models of the Product consist of four primary components: (a) a non-invasive arterial pulse pressure sensor placed over the radial artery at the wrist; (b) an upper-arm blood pressure cuff connected to an oscillometric pressure module; (c) an enclosure which contains a computer, other electronics and software programs; and (d) an external printer.

PRODUCT MODELS

    The Company currently has two models of its Product and a third in development.

MODEL CR-2000

    The Model CR-2000 is for clinical research purposes only. The Model CR-2000 non-invasively collects blood pressure waveform data, performs a pulse contour analysis on the digitized data, generates a Research CardioVascular Profile Report (some report parameters are displayed on the screen and the entire report is generated by an external printer). A standard output port is included to allow research investigators to send blood pressure waveform data and an analyzed Research CardioVascular Profile Report results to computer systems within the researcher's research facilities.

    The Model CR-2000 is being marketed to medical directors and research investigators at pharmaceutical firms and academic research centers on a worldwide basis. These organizations are in the business of conducting cardiovascular research and have an interest in a non-invasive means of gathering information from human research subjects.

MODEL DO-2020

    Following FDA clearance, physicians will be able to utilize the Model DO-2020 which non-invasively collects blood pressure waveform data, performs a pulse contour analysis on the digitized data, generates a CardioVascular Profile Report (some report parameters are displayed on the screen and a report is generated by an external printer). A brief medical history of the patient is recorded by the user and an internal modem transmits data via a toll-free telephone line to the Company's Central Data Management Facility ("CDMF").

    The Company's CDMF is currently capable of handling 48 simultaneous physician transmissions integrated with the Company's tracking, billing and production systems, and is capable of storing cardiovascular profile information on several hundred thousand patients from different age groups and with different disease states. Although the CDMF has yet to be stress tested under maximum line load, the Company believes it is fully operational. The Company expects to compare the information transmitted to stored data from age and gender-matched patients free of disease in order to establish a range of clinical information useful to both physicians and the Company. The Company believes the CDMF may also prove useful to physicians in terms of archiving patient profiles and trending patient data over time, enhancing the accuracy of ranges for report parameters, and providing continuity of CardioVascular Profile Reports for patients who may have been seen over a period of time by several physicians in different parts of the United States.

    The Company may explore the possibility of offering at some future date an Internet link to physicians (with security protection) via the Company's website (www.hdi-pulsewave.com), allowing physicians to make direct inquiries into the database regarding their patient records. The Company currently has in place toll-free telephone access to Company personnel for customers to obtain technical Product support.

    Following FDA clearance, the Model DO-2020 will initially be marketed to cardiovascular specialists, cardiologists, general and family practitioners, internists, nephrologists and other physicians in medical practices throughout the United States. Because the Model DO-2020 provides an index of a patient's arterial elasticity, the Company believes it could assist physicians in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease with more reliability than other methods currently available. With the Model DO-2020, physicians could have a simple, painless and non-invasive method to obtain vital information on the vascular status of patients in support of their efforts to identify individuals at risk for developing cardiovascular disease and to more effectively monitor the treatment of patients receiving cardiovascular therapy. The Company expects that the Model DO-2020 will eventually generate the majority of its revenues derived from "per-patient" or "per-report" billing basis. The commercial value of the database developed over time will be limited by ethical standards of patient confidentiality law and practice. The economic value of "information" is therefore unknown.

MODEL DO-2020i

    An international version of a physician-use Product is currently in development and, following the Company's receipt of CE Mark certification, it will be marketed to cardiovascular specialists, cardiologists and family physicians outside the United States.

    The Product, currently designated the Model DO-2020i, will be similar to the U.S. Model DO-2020 in terms of its intended use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease. Similar to the U.S. Model DO-2020, the DO-2020i will provide international physicians with the ability to immediately print a CardioVascular Profile Report containing patient-specific reference ranges in their office. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, the DO-2020i will be marketed to physicians as a capital purchase without a CDMF linkage.

    Products marketed in the European Union (the "EU") require a medical device CE Mark (conformance to Council Directive MDD 93/42/EEC) prior to importation into the EU and the Company anticipates obtaining a medical device CE Mark for the Model DO-2020i. Other countries have similar requirements based on conformance to safety standards consistent with the Company's anticipated ISO 9002, EN 46002, and ISO 13488 certifications.

CARDIOVASCULAR PROFILE REPORT

    The CardioVascular Profile Report currently in use on the Model CR-2000 provides the following 14 cardiovascular values:

A 1.5 Second Blood Pressure Waveform Graph, Systolic Blood Pressure (mmHg), Diastolic Blood Pressure (mmHg), Mean Arterial Pressure (mmHg), Pulse Rate (beats/min), Cardiac Ejection Time (msec), Stroke Volume (ml/beat), Stroke Index Volume (ml/beat/m2), Estimated Cardiac Output (L/min), Estimated Cardiac Index (L/min/m2), Large Artery Elasticity Index (ml/mmHg X 10), Small Artery Elasticity Index (ml/mmHg X 100), Systemic Vascular Resistance (dynes-sec-cm-5), and Total Vascular Impedance (dynes-sec-cm-5).

    Clinical research suggests that arterial elasticity indices can be used to determine the clinical age of the body's arteries and that these values, when viewed in combination with a medical history, physical examination and/or other tests, may provide a meaningful picture of vascular health for patients 15 years of age and older. The large artery elasticity index and the small artery elasticity index are of particular clinical importance in this assessment. These indices indicate the elasticity or flexibility of the patient's large and small arteries, which may be beneficial in distinguishing between individuals with high-normal blood pressure and those with more severe vascular disease. These indices also are expected to provide valuable information to physicians in monitoring the effectiveness of treatment provided to patients with confirmed cardiovascular disease as well as screening patients who may be at risk for future vascular disease and/or life-threatening cardiovascular events.

THE ADVANTAGES: POTENTIAL BENEFICIAL MEDICAL OUTCOMES FOR PATIENTS AND PAYERS

    During the last several years, research investigators have evaluated hundreds of "normal" subjects as well as more than 250 patients with cardiovascular disease. They have summarized their clinical research data in order to establish the approximate "normal range" for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure have been identified who have "premature stiffening" of their small and very small arteries. Without the benefit of a CardioVascular Profile Report, it is possible that such patients would be considered "clinically normal and asymptomatic." It is believed that the Model DO-2020 and the Model DO-2020i may help physicians identify these patients and intervene therapeutically.

    Further, the Company believes there may be an advantage to using the Model DO-2020 and the Model DO-2020i to clinically evaluate high-normal hypertensive patients in order to decide who requires immediate and aggressive treatment versus those who might merely need to be monitored on a periodic basis. This would be an important clinical distinction which cannot be easily determined in medical practice today. Some patients, therefore, are being treated needlessly despite cost containment concerns and despite the potential for drug side effects (such as liver dysfunction, sexual impotence, etc.). Further, it is possible that many other patients with normal blood pressure readings who should perhaps be treated for a latent hypertensive condition of their arteries, are being misdiagnosed, thereby leaving them at risk for progressive and severe cardiovascular disease.

    The Company believes that arterial compliance is becoming an increasingly important clinical parameter in the treatment of cardiovascular disease. According to an article by Stephen P. Glasser et al, in the JOURNAL OF CLINICAL PHARMACOLOGY (1998), a drug's effect on arterial compliance (distinct from the drug's effect on blood pressure and/or vessel size, both important interrelated parameters in regard to compliance) is potentially an important consideration in selecting optimal drug therapy because many cardiovascular drugs exert their primary and secondary effects on cardiovascular hemodynamics and/or vascular wall integrity. These considerations are important because a reduction in arterial compliance has long been regarded as a potentially useful indicator of the presence of arterial disease. Further, changes in the arterial wall leading to reductions in arterial compliance may precede the onset of clinically apparent disease, and may identify individuals at risk before disease onset (symptoms due to disease are generally late manifestations of alterations in organ function). Thus, drugs that favorably impact arterial compliance may play a significant role in reducing morbidity and mortality.

PUBLISHED CLINICAL RESEARCH UPDATE

    A number of significant references were added to the bibliography of published titles, abstracts and articles cited/circulated by the Company related to the general topic of "arterial elasticity" since June of 1998, including:

Duprez, D.A.; DeBuyzere, M.L.; Rietzschel, E.R.; Teas, Y.; Clement, D.L.; Morgan, D.; and Cohn, J.N. "Inverse Relationship between Aldosterone and Large Artery Compliance in Chronically Treated Heart Failure Patients." EUROPEAN HEART JOURNAL 19:1371-1376, 1998.

Bratteli, C.W.; Alinder, C.; Morgan, D.; McVeigh, G.; Finkelstein, S.; Cohn, J.N. "Determinants of Large and Small Artery Compliance." Presented at the International Society of Hypertension Conference, Amsterdam, June 1998.

DeBuyzere, M.; Van DeVeire, N.; Duprez, D.A.; Clement, D.L.; Morgan, D.; Finkelstein, S.; Chesney, C.; Cohn, J.N. "The Carotid Artery Intima-Media Thickness is related to the Distal Arterial Compliance but not to the Proximal Arterial Compliance in Borderline Hypertension." Presented at the International Society of Hypertension Conference, Amsterdam, June 1998.

Glasser, S.P.; Arnett, D.K.; McVeigh, G.E.; Finkelstein, S.M.; Bank, A.K.; Morgan, D.J.; and Cohn, J.N. "The Importance of Arterial Compliance in Cardiovascular Drug Therapy." JOURNAL of CLINICAL PHARMACOLOGY 38:202-212, 1998.

Bratteli, C.W.; Finkelstein, S.M.; Alinder, C.; Cohn, J.N. "Analysis of Aging Effects on the Arterial Pulse Contour Using an Artificial Neural Network." Accepted IEEE ENGINEERING in MEDICINE and BIOLOGY SOCIETY Conference, October 1998.

McVeigh, Gary E. "Evaluation of Arterial Compliance." Published in: Izzo, J.L. and Black, H.R., Eds. HYPERTENSION PRIMER Publication by Council on High Blood Pressure Research, American Heart Association 1998, Chapter 114, pp. 327-329.

Bratteli, C.W.; Alinder, C.M.; Cohn, J.N. "Contrasting Arterial Compliance Effects of Enalapril and Amlodipine in Normotensive Elderly Subjects." AMERICAN JOURNAL of HYPERTENSION 12 (4, Part 2), Abstract No. B015, April 1999.

Duprez, D.; DeBuyzere, M.; DeBruyne, L.; Clement, D.L.; Cohn, J.N. "Small Artery Elasticity Index is Positively Related to Ankle/Brachial Index in Peripheral Arterial Occlusive Disease." AMERICAN JOURNAL of HYPERTENSION 12 (4, Part 2), Abstract No. B017, April 1999. JOURNAL of HYPERTENSION 17 (Suppl. 3): Poster No. P2.45, May 1999.

Duprez, D.; DeBuyzere, M.; Van De Viere, N.; Tuyttens, C.; Rottiers, R.; Clement, D.L.; Cohn, J.N. "Small Artery Elasticity Index but not Large Artery Elasticity Index is Related to the Disease Duration in Early Onset Insulin Dependent Diabetes Mellitus." AMERICAN JOURNAL of HYPERTENSION 12 (4, Part 2), Abstract No. B016, April 1999. JOURNAL of HYPERTENSION 17 (Suppl. 3): Abstract No. 95, May 1999. (Presented at the Ninth European Meeting on Hypertension and published in the SCIENTIFIC PROGRAMME AND ABSTRACTS ON LARGE ARTERY STRUCTURE AND FUNCTION, Milan, Italy, June 1999).

Noortgate, N. Van Den; Afschrift, M.; Achten, E.; Simoens, J.; DeBuyzere, M.; Duprez, D., Cohn, J.N. "Cerebral White Matter Lesions are Associated with Decreased Elasticity of Arteries in the Elderly." JOURNAL of HYPERTENSION 17:
(Suppl. 3): Poster No. P2.31, May 1999.

Resnick, Lawrence M. "Pulse Wave Velocity and Other Markers of Arterial Wall
Stiffness: Methods and Clinical Relevance." (Presented at the Ninth European Meeting on Hypertension and published in the SCIENTIFIC PROGRAMME AND ABSTRACTS ON LARGE ARTERY STRUCTURE AND FUNCTION, Milan, Italy, June 1999).

Resnick, L.M.; Chesney, C.F.; Lester, M.A. "Physiologic Correlates of Arterial Compliance in Essential Hypertension." (Published at the Ninth European Meeting on Hypertension, in the SCIENTIFIC PROGRAMME
AND ABSTRACTS ON LARGE ARTERY STRUCTURE AND FUNCTION, Milan, Italy, June 1999).

McVeigh, Gary E.; Bratteli, Christopher W.; Morgan, Dennis J.; Alinder, Cheryl M.; Glassner, Stephen P.; Finkelstein, Stanley M.; Cohn, Jay N. "Age-Related Abnormalities in Arterial Compliance Identified by Pressure Pulse Contour Analysis." HYPERTENSION 33:1392-1398, June 1999.

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

    - More than one million Americans annually suffer heart attacks, the first sign of cardiovascular disease in 20% to 40% of patients. (Sources: 1997 Heart and Stroke Statistical Update, American Heart Association (1996); Johns Hopkins Coronary Heart Disease).

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

    - Hypertension is present in more than 50% of Americans age 60 or older. (Source: Archives of Internal Medicine, Volume 157, Number 6, March 24,
      1997).

    - Stroke accounts for about one in every 15 deaths in the United States. (Sources: 1997 Health Care Almanac & Yearbook; 1997 Heart and Stroke Statistical Update, American Heart Association).

    - According to a March 1997 survey by the Pharmaceutical Research and Manufacturers of America, research expenditures within the United States by all research-based pharmaceutical companies is estimated at $15 billion in 1997.

    - Cardiovascular research and development is estimated to account for approximately $3.1 billion to $3.97 billion (or 16% to 21% of all United States research and development spending in 1997). (Source: Parexel's Pharmaceutical R&D Statistical Sourcebook (1997)).

    - In 1998, more than 180 million adults in the seven major markets of the United States, France, Germany, Italy, Spain, United Kingdom and Japan, suffered from hypertension and the market for anti-hypertensive therapy is expected to reach $22 billion in 2008. (Source: Decision Resources, Inc., Hypertension Report, 1999).

    Because of the magnitude of the impact cardiovascular disease has on the world population, the Company believes it has a significant opportunity for providing a more accurate and effective means with which to screen, diagnose and monitor the treatment of patients with cardiovascular disease. Furthermore, cardiovascular disease is a major cause of death in nearly every other developed country throughout the world.

THE RESEARCH MARKET

    The Model CR-2000 is being marketed to medical directors and research investigators at pharmaceutical firms and academic centers on a worldwide basis, yielding 100% of the Company's revenues to date. These research customers have expressed an interest in a non-invasive means of gathering information from human research subjects.

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

    The Company has identified three markets for the Model CR-2000:

    PHARMACEUTICAL COMPANIES. There are approximately 1,950 firms conducting clinical research trials in the United States alone. Nonetheless, according to Parexel's Pharmaceutical R&D Statistical Sourcebook 1997, a small number of pharmaceutical firms in the world accounted for the majority of all research and development spending. These pharmaceutical firms often seek new ways to gather additional information non-invasively on human subjects during research trials, and the Company has announced its technology inclusion in one important trial this year.

    ACADEMIC CENTERS. Hundreds of universities throughout the world conduct research under grants supplied by government agencies, disease management foundations and private sponsors. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for the Model CR-2000. Nearly 90 references in the peer reviewed medical literature illustrate the growing body of knowledge supporting arterial elasticity measurements and the implications of measurements for the management of cardiovascular disease.

    THE UNITED STATES GOVERNMENT. The National Institutes of Health and Veterans' Affairs Medical Centers, the Agency for Health Care Policy and Research and the Centers for Disease Control and Prevention conduct large-scale research projects. These organizations represent a market opportunity for the Model CR-2000.

    The Company anticipates that use of the Model CR-2000 in research settings will not only provide information contributing to the advancement of significant cardiovascular research, but also will likely lead to the publication of favorable articles in respected medical journals that will promote a greater awareness of arterial elasticity and its correlation with cardiovascular disease.

THE PRACTICING PHYSICIAN MARKET

    The Model DO-2020 is intended to be used by physicians or trained medical personnel. The Company's focus will be on the practice of cardiovascular medicine within these facilities and, in particular, those health care professionals who are directly involved in the screening, diagnosis, and monitoring the treatment of patients with cardiovascular disease. Current American Medical Association (the "AMA") estimates indicate there are approximately 650,000 active physicians in the United States, approximately 250,000 of which fall into the target market as potential users of the Model DO-2020:

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

MODEL CR-2000

    The Company is currently using various methods to market the Model CR-2000 including the Company's website (www.hdi-pulsewave.com), direct mail, attendance at major medical conventions and the use of a limited (that is, two persons) direct United States-based sales force to market the Product to pharmaceutical companies, academic centers and major cardiovascular research centers worldwide. Following geography-specific regulatory clearance, the Company anticipates using a core direct sales force to sell the Model CR-2000 in the United States and to identify and manage independent medical distribution firms for marketing the Product internationally. The Company has established a sale price of $19,750 for the Model CR-2000. Higher than expected manufacturing, marketing or distribution costs or competitive pressures may, however, force the Company to raise or lower the price of the Product.

MODEL DO-2020

    Once the Model DO-2020 obtains FDA clearance to market in the United States, which cannot be assured, the Company intends to direct its sales and marketing efforts at physicians who screen, diagnose and monitor the treatment of patients with cardiovascular disease. The Company will seek to gain Product acceptance by implementing a strategy that promotes the Product's benefits directly to people who have, or are at risk for developing, cardiovascular disease, and to educate healthcare professionals, managed care decision makers and insurers as to the potential advantages involved in early detection of cardiovascular disease. The Company's education and awareness strategy will also focus on the publication of additional research covering performance and utility of the Product and attendance at major cardiovascular conventions.

    The introduction of the Model DO-2020 will occur in two stages. The first will consist of a controlled introduction to key opinion leaders in the United States in order to allow the Company sufficient time to develop a strong referral base. Second, the Company will focus early marketing and education efforts on United States physicians who evaluate individuals at risk for developing cardiovascular disease and monitor patient response to cardiovascular drug therapy. In an effort to encourage rapid acceptance of the Product, the Company anticipates offering the Model DO-2020 to physicians on a "per-patient" or "per-report" billing basis. Invoices for physician use of the Product will be generated based on the number of CardioVascular Profile Reports that are transmitted to the Company's CDMF each month.

    The Company anticipates using a core direct sales force to call on key cardiovascular opinion leaders and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. Long-term, the Company intends to promote the Product to people at risk for developing cardiovascular disease through public relations materials, advertising and the Company's Internet website (www.hdi-pulsewave.com).

MODEL DO-2020i

    Following CE Mark Certification on the Model DO-2020i, the Company anticipates using a network of independent international distributors to market the Product to cardiovascular specialists, cardiologists and family physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.

    The Company's primary focus will be on the creation of a distribution network covering the European Union and Japan. Secondary distribution efforts will focus on South America, Canada, Scandinavian countries and the Pacific Rim. The Company anticipates signing a multi-year agreement with distributors to represent the Company in a specific territory--generally anticipated to be at least a single country. The Product will be sold to distributors who will re-sell and service the Product in their territory. It is anticipated that the distributors will have the right to set the selling price within their territory.

    Distributor appointments will generally be based on the distributor's ability to manage the financial aspects of currency fluctuations, their demonstrations of ethical conduct consistent with U.S. business practices, their ability to market to and support key differences in physician practice patterns, their ability to assist the Company in obtaining sufficient Product reimbursement, and their ability to satisfy local government regulations pertaining to sale of medical devices that exist within their territory. The Company anticipates that these distributors will be firms that distribute complementary cardiovascular products and which have the ability to designate specialist support for marketing the DO-2020i.

PRODUCTION

    The design, development and integration of all of the components necessary to fabricate and manufacture the Product was undertaken on behalf of the Company by a contract design engineering firm. The Company has completed an initial production run for fiscal year 1999 CR-2000 sales. According to testing performed at TUV Product Services, Inc., the Product has been found to be in compliance with the electromagnetic compatibility immunity requirements and the requirements for displaying the CE Mark. The Model DO-2020 was also investigated by Underwriters Laboratories, Inc., is UL listed and will display the UL label.

    In August 1999, the Company was audited by TUV Product Services, Inc. and the Company was recommended for ISO 9002, 1994/EN 46002, 1996/ISO 13488, and 1996 93/42/EEC Annex V certifications. Following receipt of these certifications, which cannot be assured, the Model CR-2000 will carry a CE Mark for medical devices, permitting it to be marketed throughout the European Union.

    The Company has now brought in-house certain assembly, testing, packaging and shipping operations for its Product. Improved Product and service quality and manufacturing cost reductions have been incorporated into the Company's operating plans.

    In the interest of flexibility and efficiency, the Company is conducting final Product assembly, testing and packaging at its facility in compliance in all material respects with the FDA's Quality System Regulations ("QSR").

    An integral component of the Company's Product is the Sensor. While Sensors utilized in the Product have performed reliably, the Company is uncertain as to whether Sensors will be available on a commercial basis, and if available, whether an adequate supply of Sensors meeting its standards of reliability, accuracy and performance will be available. The Company currently obtains the Sensor from a single source. The Company has a manufacturing services agreement with the sole supplier of the Sensor. Disruption or termination of this relationship would have a material adverse effect on the Company's operations.

COMPETITION

    Competition in the medical device industry is intense and many of the Company's competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company. The Company directly competes with manufacturers of sphygmomanometers, as well as drug, medical instrument and health care companies. In addition, the Company is aware of other companies that are developing products that measure arterial elasticity. A technology called the "Complior" has been developed in France and has been reported in medical literature to measure "arterial compliance" (versus elasticity). Research in a number of centers continues, supported by the "Complior," although the status of commercial sales is unknown at this time. The "Complior" device is based on "pulse wave velocity" (while the Company's Product provides analysis of pulse waveforms). The Company plans to conduct an analysis of "Complior" utility, reproducibility, ease of use and price over the next year.

    To the best of the Company's knowledge, no products which measure both large and small artery elasticity have yet obtained either CE Mark certification or FDA clearance to market and no other products developed and known to the Company appear capable of providing both large artery and small artery elasticity values. The Company is aware of five other firms that are developing products that attempt to measure vascular elasticity and which may be viewed as competitive alternatives. The five firms are International Medical Device Partners (Las Vegas, Nevada), ASULAB Research Labs of the SMH Group (Neuchatel, Switzerland), Pulse Metric, Inc. (San Diego, California), PWV Medical Ltd. (Sydney, Australia) and Specaway Pty Ltd. (St. Pauls New South Wales, Sydney, Australia). One such firm has received FDA clearance to market a device which claims to evaluate a patient's general cardiovascular condition.

GOVERNMENT REGULATION

    Medical devices including the Company's Model DO-2020 are subject to strict regulation by state and federal authorities, including the FDA and comparable authorities in certain states. Under the 1976 amendments to the Federal Food, Drug, and Cosmetic Act (the "FDCA") and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

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

    A PMA submission consists of information provided to the FDA sufficient to establish independently that a device is safe and effective for its intended use. By statute, the FDA is required to respond to a PMA submission within 180 days from the date of its submission; however, the approval process usually takes substantially longer, often as long as several years. On the other hand, a 510(k) application requires an applicant to show that a medical device is "substantially equivalent" in terms of safety and effectiveness to a predicate product marketed prior to 1976 or to a device already cleared by the FDA for marketing in the United States. In practice, clearance of products often takes substantially longer than the 510(k) application review period of 90 days.

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

    Marketing of the Model DO-2020 Product in the United States will require clearance or approval by the FDA. The Company has submitted a 510(k) application to the FDA. On May 13, 1999, the FDA granted HDI an extension of time for its 510(k), which expires on October 1, 1999. The Company has requested another extension to gather more data regarding its Model DO-2020 and to incorporate that data into its 510(k) submission. If the extension request is not granted, the Company can apply for a new 510(k). The Company continues to pursue the 510(k) clearance process but its outcome cannot be predicted with certainty.

    Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and diagnostic devices are subject to future change. The Company cannot predict what material impact, if any, such changes might have on its business. Future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Such changes may relax certain requirements, which could prove beneficial to the

Company's competitors and thus adversely affect the Company's business. In addition, regulations of the FDA and state and federal and foreign laws and regulations depend heavily on administrative interpretations, and there can be no assurance that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect the Company.

    In addition to the regulations directly pertaining to the Company and its products, many of the Company's potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. An example includes limitations to the archiving, processing or transmittal of patient data.

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

REIMBURSEMENT

    The Company anticipates that most revenue affiliated with physician use of the Model DO-2020 Product will be derived from insurance coverage and third-party payers. The patient payer marketplace includes commercial insurers, Blue Cross/Blue Shield plans and Health Maintenance Organizations ("HMOs"), with Medicare, other federally funded and "self-pay" plans accounting for a smaller percentage of the payers. Each payer group establishes its own coverage and procedure payment schedule resulting in a range of allowable payments. Physician reimbursement is an important aspect in the Model DO-2020's success. Without adequate levels of reimbursement, physicians will be reluctant to try the Model DO-2020, if at all. There is no assurance that adequate third-party reimbursement for the Model DO-2020 Product will be available.

    The Health Care Financing Administration ("HCFA") a division of the U.S. Department of Health and Human Services ("HHS"), has established three levels of coding for health care products and services: Level I, Current Procedural Terminology ("CPT") codes for physicians' services; Level II, National Codes for supplies and certain services; and Level III, Local Codes. The coding system applicable to the Model DO-2020 is Level I. Insurers require physicians to report their services with the CPT coding system.

    Following FDA clearance for the Model DO-2020, which cannot be assured, the Company will work with the AMA to determine whether the Model DO-2020 falls within any existing CPT codes or whether the use of the Model DO-2020 requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the use of the Model DO-2020, the Company believes that it will take one or more years to obtain a Model DO-2020 technology-specific CPT code. During this time, physicians may use a "miscellaneous code" for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer's assessment of the procedure.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company's success depends, in part, on its ability to maintain patent protection for its products and processes, and to preserve its trade secrets and to operate without infringing the property rights of third parties. The Company is the exclusive assignee for one issued United States patent and has obtained an exclusive license to rights under three United States patents issued to the Regents of the University of Minnesota (the "University"). These four patents relate to the Company's blood pressure waveform analysis procedures, its cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of the Product. The license from the University expires with the term of their patents (currently expected to be in 2012). One patent is registered in Hong Kong.

One or more patent applications relating to these United States issued patents are currently pending in Japan, Germany, France and the United Kingdom. In addition, one United States patent application has been allowed and, while not assured, the Company believes it will be issued. The Company has five U.S. patent applications and two International (Patent Cooperation Treaty) applications that are pending regarding certain other aspects and components of the Product. No assurance can be given that the Company's current patent and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that competitors of the Company will not design around any patents or licenses issued to the Company.

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

UNIVERSITY OF MINNESOTA RESEARCH AND LICENSE AGREEMENT

    On September 23, 1988, the Company entered into a Research and License Agreement (the "University License Agreement") with the University, pursuant to which the University granted to the Company an exclusive, worldwide license under its patents that relate to the Product for diagnostic, therapeutic, monitoring and related uses. The University License Agreement expires with the last to expire of the patents related to the licensed technology (currently expected to be in 2012). The Company also has the right to grant sub-licenses under the University's patents described immediately above.

    In consideration of the University License Agreement, the Company conducted expanded clinical trials of arterial compliance technology and is continuing to use its best efforts to develop commercial medical devices. The Company must pay a royalty on revenue from commercialization of the Product (or future products, which incorporate the licensed arterial compliance technology) in the amount of 3% of gross revenue (less certain reductions, such as returned goods).

EMPLOYEES AND CONSULTANTS

    The Company currently employs 16 full-time employees. The Company anticipates hiring approximately 10 additional personnel during the next 12 months for marketing and sales activities, for plant operations and assembly tasks, for computer software and data base endeavors and for clinical and customer support needs including accounting and administrative staff. The Company believes that its relations with its employees are good.

    In addition to vendors under contract to the Company regarding specific product-related tasks, the Company has consultant relationships with several experts including: (a) several experts in regulatory affairs and FDA matters;
(b) Jay N. Cohn, M.D. as its Chief Clinical Consultant; (c) Stanley M. Finkelstein, Ph.D. as its Chief Technical Consultant; (d) a consulting firm for computer software engineering design and programming; (e) a consulting firm for medical electronic manufacturing and production engineering tasks; (f) consulting firms for third-party reimbursement; and (g) several experts in sales and marketing. Additional consultants may be retained as necessary to accommodate the Company's need for experts in selected areas of product-related activities.

RISK FACTORS

    The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

DEVELOPMENT STAGE COMPANY; SUBSTANTIAL ANTICIPATED FUTURE LOSSES

    The Company is a development stage company that until April 1998 has been engaged primarily in research, design, development and commercialization of the Company's Product. While the Company has developed a commercial version of the Model CR-2000 and a version of the Model DO-2020, the Company has only since April 1998 commenced marketing efforts for the Model CR-2000 and has $381,247 in revenues for the year ended June 30, 1999. As of June 30, 1999, the Company had a deficit accumulated during the development stage of $(5,490,344). The Company expects to continue to incur substantial net operating losses as clinical testing, research and development, sales and marketing activities and operations continue.

    The likelihood of the success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage businesses and the competitive environment in which the Company will operate. The Company's ability to achieve profitability is dependent in large part on obtaining timely FDA clearance for its Model DO-2020, the availability of third-party reimbursement, gaining market acceptance of its Product, establishing distribution channels, the ability to operate and maintain the CDMF on a commercial scale, developing the capacity to manufacture and sell its Product on a commercial scale and in compliance with regulatory requirements, the availability of integral components for the Company's Product, increased competition, changes in governmental regulation, health care reforms, exposure to product liability and the Company's ability to protect its proprietary technology. There can be no assurance that the Company will successfully market any model of its Product or operate profitably.

LIMITED FINANCIAL RESOURCES; NEED FOR ADDITIONAL FINANCING

    The Company's ability to execute its business strategy depends to a significant degree on its ability to obtain substantial equity capital and other financing. The Company's business strategy requires a large capital outlay for equipment which is to be placed in a physician's office without charge. Consequently, the Company will necessarily build up and maintain an inventory of equipment before the Company will know whether its business strategy will be successful. The proceeds of the Company's initial public offering, declared effective on July 23, 1998, are expected to be sufficient to fund the Company's operations through the next 18 to 24 months. Although the Company estimates that the proceeds from such offering will be sufficient to allow initial marketing of the Company's Product, no assurance of such can be given. Any unforeseen contingencies, including, but not limited to, delays in FDA clearance of the Model DO-2020, unavailability of third party reimbursement, delays or limited market acceptance, delays in establishment of distribution channels, shortage of components or delays in manufacturing may impede the Company's initial marketing efforts. If the proceeds of the initial public offering are not sufficient to achieve initial marketing of both models of the Company's Product, the Company will be required to seek additional funds through another offering of the Company's equity securities or by incurring indebtedness. If additional funds are required, there can be no assurance that any additional funds will be available on terms acceptable to the Company or its security holders, or at all, or that any future capital that is available will be raised on terms that are not dilutive to investors. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, business opportunities and cash flow from operations, if any.

LACK OF FDA CLEARANCE FOR PRODUCT

    The Company believes that the Model CR-2000 does not need either FDA clearance or approval prior to marketing to research institutions for research use only. However, the FDA could disagree with the Company's position and require a 510(k) application or PMA submission for the Model CR-2000, which, if pursued, may not be cleared or approved, or if cleared or approved, may contain significant limitations on the intended uses for which the Product is marketed. In contrast, the Company's Model DO-2020 will be regulated by the FDA as a medical device and will need FDA clearance or approval prior to being marketed in the United States. Clearance for marketing of the Company's Model DO-2020 has not been received from the FDA. The Company has submitted a 510(k) application to the FDA. The FDA may decide that one or more of the proposed claims or indications for use of the Model DO-2020 cannot be cleared by means of the 510(k) process. In that case, the FDA might require that the Company seek approval for the device or particular claims or indications by means of a PMA submission which could substantially delay marketing the device or using such claims or indications for marketing purposes by several months or even years.

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

NEW PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCT OR MEDICAL APPLICATION
  OF TECHNOLOGY

    The Company's financial performance will depend in large part upon FDA clearance of the Model DO-2020 and the extent to which the respective models of the Product are accepted by researchers (Model CR-2000) as useful, and by physicians (Model DO-2020 and Model DO-2020i) as effective, reliable and safe for use in screening, diagnosing and monitoring the treatment of patients with vascular disease. If the Model DO-2020 does not achieve market acceptance due to lack of appropriate third-party reimbursement, FDA clearance, acceptance of test data as reliable and beneficial, operational problems with the CDMF or any other factors which prohibit acceptance by physicians, the Company will likely be required to cease operations. The Company is unable to predict how quickly or how broadly either model of its Product will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance will require the Company to educate the marketplace about the anticipated benefits associated with the use of the Company's Product and may also require the Company to obtain and disseminate additional data acceptable to the medical community as evidence of such benefits. Because the Company's Product represents a new approach for evaluating vascular disease, there may be a greater reluctance to accept the Company's Product than would occur with products utilizing more traditional technologies or methods of diagnosis, resulting in longer sales cycles and slower revenue growth than currently anticipated. There can be no assurance that the Company will be successful in educating the marketplace about its Product or that available data concerning these benefits will create a demand by the medical community for the Company's Product. Furthermore, the Company's Product will be substantially more expensive to operate than the traditional blood pressure testing instrument, the sphygmomanometer.

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

LACK OF MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD-PARTY SUB-ASSEMBLY
  MANUFACTURERS

    To date, the Company has relied on independent contractors and consultants for component sub-assembly manufacturing of all models of the Product. For the Company to be financially successful, its products must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, the Company's Product has been manufactured in limited quantities and not on a commercial scale. As a result, there can be no assurance that the Company will not encounter difficulties in obtaining reliable and affordable contract sub-assembly manufacturing assistance and/or in scaling up its manufacturing capabilities, including problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, there can be no assurance that the Company will not encounter problems relating to integration of components if changes are made in the present models' configuration. Any such difficulties could result in the inability of the Company to satisfy any customer demand for its Product in a cost-effective manner and would likely have a material adverse effect on the Company.

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

INTENSE COMPETITION

    Competition from medical devices which are used to screen, diagnose and monitor the treatment of patients with cardiovascular disease is intense and likely to increase. The Company competes with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, the Company's products will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which is substantially less expensive than the Company's Product. Many of the Company's competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and extensive regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry for the Company's Product. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be produced by the Company, and such companies also may be more successful than the Company in producing and marketing such products or their existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect the Company's sales levels and margins. As a result, there can be no assurance that the Company will be able to compete successfully with existing or new competitors.

STRATEGIC DEPENDENCE ON SINGLE UNITED STATES PRODUCT; MODEL DO-2020 PRICING
  STRUCTURE NOT YET DETERMINED

    The Company's financial success is dependent upon the marketing of the Model CR-2000 and the Model DO-2020 versions of the Product. The Company expects that the Model DO-2020 will eventually generate the majority of its revenues. No assurance can be given that the Company will be able to successfully develop any additional products. In addition, the Company has not yet finalized the pricing structure for the Model DO-2020. While the Company intends to offer the Model DO-2020 at terms that it believes will be competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels or competitive forces may force the Company to raise or lower its price or alter its terms in a manner which has a material and adverse effect on the Company.

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

    Before a new medical device may be introduced into the United States market, the manufacturer generally must obtain prior authorization from the FDA. Such authorization is based on a review by the FDA of the medical device's safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-Market Notification application or a Pre-Market Approval submission. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinical trials or submission of data to regulatory acceptance.

    A 510(k) application requires an applicant to show that a medical device is "substantially equivalent" in terms of safety and effectiveness to a predicate product marketed prior to 1976 or to an instrument already cleared by the FDA for marketing in the United States. In practice, clearance of products often takes substantially longer than the statutory 510(k) application review period of 90 days. On the other hand, a PMA submission consists of information provided to the FDA sufficient to establish independently that a device is safe and effective for its intended use. By statute, the FDA is required to respond to a PMA submission within 180 days from the date of its submission; however, the approval process usually takes substantially longer, often as long as several years.

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

    Marketing of the Model DO-2020 Product in the United States will require clearance or approval by the FDA. The Company has submitted a 510(k) application to the FDA. On May 13, 1999, the FDA granted HDI an extension of time for its 510(k), which expires on October 1, 1999. The Company has requested another extension to gather more data regarding its Model DO-2020 and to incorporate that data into its 510(k) submission. If the extension request is not granted, the Company can apply for a new 510(k). The Company continues to pursue the 510(k) clearance process but its outcome cannot be predicted with certainty.

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

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance generally are subject to both FDA export permit requirements and, in some cases, general United States export regulations. In order to obtain a FDA export permit, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located. No assurance can be given that foreign regulatory clearances or approvals will be granted on a timely basis, if ever, or that the Company will not be required to incur significant costs in obtaining or maintaining its foreign regulatory clearance or approvals.

    The Company's contract design and manufacturing organizations, as well as the Company itself, are subject to regulation by the FDA in connection with the design and manufacture of the Model DO-2020, including, but not limited to, required compliance with the FDA's Quality System Regulation ("QSR") and equivalent state and foreign regulations. Failure of any of these organizations to comply with those regulations may subject one or more of those organizations, or the medical device designed and produced for and by the Company, to regulatory action. Such regulatory action could threaten or cut off the Company's source of supply or cause the FDA to order the removal of the Product from the market. While the Company believes it could locate and qualify other sources to design or manufacture medical device products, supply interruptions in the meantime would have a materially adverse effect on the Company's business, financial condition and results of operations.

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

    In addition to the regulations directly pertaining to the Company and its products, many of the Company's potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. An example includes limitations to the archiving, processing or transmittal of patient data.

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

LACK OF ESTABLISHED SALES/DISTRIBUTION CHANNELS

    The Company commenced marketing of the Model CR-2000 in April 1998, and currently has a limited sales force. The Company has not fully developed a distribution system for any of its models. There can be no assurance that the Company will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of the Company's Product or be able to establish distribution channels to promote market acceptance of, and create demand for, the Company's Product. Even if the Company enters into an agreement with distributors, there can be no assurance that such distributors will devote the resources necessary to provide effective sales and promotion support to the Company's Product. The Company's ability to expand Product sales will depend in large part on its ability to develop relationships with distributors who are willing to devote the resources necessary to provide such effective sales and promotional support and to educate and train a sales force and the medical community. There can be no assurance that the Company will be able to accomplish these objectives. There is also no assurance that the Company's financial condition will allow it to withstand long sales cycles for its Model CR-2000, its Model DO-2020 or its Model DO-2020i.

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

UNCERTAINTY OF HEALTH CARE REFORM

    The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third-party payers to contain or reduce the costs of health care through various means. In the United States there have been, and the Company expects that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation's health care system are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

    The Company is highly dependent on a limited number of key management and technical personnel, particularly its Chief Executive Officer, Dennis L. Sellke, its President, Greg H. Guettler, and its Executive Vice President and Chief Technology Officer, Charles F. Chesney, D.V.M., Ph.D., R.A.C. The Company does not have key-person life insurance on Messrs. Sellke, Guettler or Dr. Chesney. In October 1995, the Company entered into a five-year employment agreement with Dr. Chesney which contains certain confidentiality obligations. Messrs. Sellke and Guettler do not have written employment agreements with the Company and are presently employed on an at will basis. The Company's future success will depend on its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such qualified personnel. The loss of key personnel or an inability to hire or retain qualified personnel could have an adverse effect on the Company's business, financial condition and results of operations.

UNCERTAIN ABILITY TO PROTECT PROPRIETARY TECHNOLOGY

    The Company's success depends, in part, on its ability to maintain patent protection for its products and processes, preserve its trade secrets and operate without infringing the property rights of third parties. The Company is the exclusive assignee for one issued United States patent and has obtained an exclusive license to rights under three United States patents issued to the University. These four patents relate to the Company's blood pressure waveform analysis procedures, its cardiovascular profiling technology, the non-invasive determination of cardiac output and overall technology and operation of the Product. The license from the University expires with the term of their patents (currently expected to be in 2012). One patent is registered in Hong Kong. One or more patent applications relating to these United States issued patents are currently pending in Japan, Germany, France and the United Kingdom. In addition, one United States patent application has been allowed, and while not issued, the Company believes it will be issued. The Company has five United States patent applications and two International (Patent Cooperation Treaty) applications that are pending regarding certain other aspects and components of the Product. Besides seeking patents, the Company intends to rely to the fullest extent possible on certain trade secrets, on proprietary "know-how," and on its ongoing endeavors involving product improvement and enhancement.

    The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's current patent and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that competitors of the Company will not design around any patents or licenses issued to the Company. Furthermore, there can be no assurance that the Company's nondisclosure agreements and invention assignment agreements will protect its proprietary information and know-how or provide adequate remedies in the event of unauthorized use or disclosure of such information, or that others will not be able to develop such information independently. There can be no assurance that allegations of infringement of the proprietary rights of third parties will not be made, or that if made, such allegations would not be sustained if litigated. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties, and could prevent the Company from manufacturing, selling or using its Product. The occurrence of such litigation or the effect of an adverse determination in any such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY MANAGEMENT

    As of August 31, 1999, the officers and directors of the Company as a group beneficially own 19.7% of the Company's outstanding shares and they are in a position to influence the outcome of shareholder votes, including the election of directors. In addition, the Company's Articles of Incorporation provide that the Board of Directors will be divided into three classes, with each class elected in a different year for a term of three years. This and other provisions in the Company's Articles of Incorporation could have the effect of delaying or preventing changes of control or in management.

SHARES ELIGIBLE FOR FUTURE SALE

    As of August 31, 1999, there were 5,109,235 shares of Common Stock issued and outstanding. All outstanding shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144k. There were also 2,151,320 shares purchasable through the exercise of outstanding options and warrants, exercisable at per share exercise prices ranging from $1.70 to $5.50. In addition, there are 2,587,500 shares purchasable through the exercise of the Company's outstanding Class A Warrants at an exercise price of $5.50 per share. Sales of significant amounts of shares in the public market or the perception that such sales may occur could adversely affect the market price of the Company's securities or the future ability of the Company to raise capital through an offering of its equity securities.

POSSIBLE ILLIQUIDITY FOR SECURITIES

    The Company's Common Stock, Class A Warrants and Units are quoted on the Nasdaq SmallCap Market. If the Company fails to satisfy the Nasdaq requirements to maintain listing on Nasdaq on an on-going basis, the Company's securities will likely be quoted in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. In addition, the securities would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to "penny stocks." These rules require brokers who sell securities subject to such rules to persons other than established customers and institutional accredited investors to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. Consequently, an investor would find it more difficult to buy or sell the Company's securities in the open market.

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

    The Class A Warrants are subject to redemption at any time by the Company at $.01 per Warrant commencing October 21, 1998, on 30 days prior written notice, if the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. If the Class A Warrants are redeemed, Warrantholders will lose their right to exercise the Warrants except during such 30 day redemption period. The Class A Warrants expire on July 22, 2002. Redemption of the Class A Warrants could force the holders to exercise the Class A Warrants at a time when it may be disadvantageous for the holders to do so or to sell the Class A Warrants at the then market price or accept the redemption price, which likely would be substantially less than the market value of the Class A Warrants at the time of redemption.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock began trading on the Nasdaq SmallCap Market on August 7, 1998 under the symbol "HDII." Prior to that date, there was no established trading market for the Common Stock. As of August 31, 1999, the Company estimates that there were approximately 1,100 holders of the Company's Common Stock.

    The following table sets forth, for the periods indicated, the high and low closing bid and asked prices for the Common Stock as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

                                                CLOSING BID PRICE         CLOSING ASKED PRICE
                                              ----------------------    -----------------------
PERIOD                                          HIGH           LOW        HIGH           LOW
--------------------------------------------- ---------      -------    ---------      --------
August 7, 1998--September 30, 1998........... $ 4 3/16       $ 2 3/4    $ 4 3/8        $ 3 3/16
October 1, 1998--December 31, 1998...........   3 7/8          2 5/8      4 1/8          2 7/8
January 1, 1999--March 31, 1999..............   3 1/2          2          3 15/16        2 1/4
April 1, 1999--June 30, 1999.................   3 5/8          2 1/4      3 13/16        2 5/8
July 1, 1999--August 31, 1999................   2 15/16        2 1/4      3              2 1/2

    The Company has not declared any dividends to date and does not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    No unregistered equity securities were sold by the Company during the reporting period covered by this report.

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

    Total offering expenses were $1,485,024. These expenses consisted of: (i) $907,031 in underwriting discounts; (ii) $266,836 of expenses paid to the underwriter; (iii) $164,936 of legal and accounting fees; and (iv) $146,221 of printing and other expenses. The net offering proceeds to the Company were $9,188,414 after deducting total expenses of the offering.

    From July 28, 1998 through June 30, 1999, the Company has used the net offering proceeds of $9,188,414 as follows:

Temporary investments (U.S. Government obligations/notes
  and U.S. Government money market fund; other short-term
  high quality, interest-bearing instruments)...................................  $  7,684,525
Central Data Management Facility................................................       318,194
Purchase of property and equipment..............................................       326,087
Sales, marketing and promotion..................................................       157,714
Wages, related expenses and benefits............................................       370,351
Outside consultants.............................................................        88,916
Inventory.......................................................................       242,627
                                                                                  ------------
                                                                                  $  9,188,414
                                                                                  ------------
                                                                                  ------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements.

OVERVIEW

    The Company was founded in July 1988 to develop its blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. From inception, the majority of the Company's efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen, diagnose and monitor the treatment of patients with cardiovascular disease. While the Company has developed and tested commercial models of the Product and in April 1998 commenced marketing the Model CR-2000 for research use only, it expects to incur substantial net operating losses until it achieves a significant level of revenue following FDA clearance to Market the Model DO-2020.

    The Company plans to market three models: the Model CR-2000, the Model DO-2020, and the Model DO-2020i. Management believes that the Model CR-2000, intended for research use only (that is, not for screening, diagnosing, monitoring or determining treatment of patients), does not require FDA clearance to market, and marketing activities have commenced worldwide. The Model DO-2020, intended for use by physicians to screen, diagnose and monitor the treatment of patients with vascular disease, is an FDA regulated medical device. Although a 510(k) Application has been submitted to the FDA, the Company is unable to market the Model DO-2020 in the United States until FDA clearance to market is obtained. Following receipt of a medical device CE Mark, the Company intends to pursue foreign registrations and approvals that will allow marketing of a similar product, the DO-2020i, in foreign markets.

    The Company wishes to caution readers not to place undo reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in the this Report under the caption "Risk Factors," as well as others not now anticipated. These risks and uncertainties include, without limitation, the Company's ability to receive regulatory approval for its Model DO-2020 product and its anticipated Model DO-2020i product; the availability of third-party reimbursements; market acceptance of the Company's products; the ability to operate and maintain the

CDMF on a commercial scale; the ability to manufacture the Company's products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for the Company's products; the Company's ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and the Company's ability to protect its proprietary technology.

DEVELOPMENT STAGE RESULTS OF OPERATIONS

    The Company is a development stage company and is not presently generating any significant revenues. There can be no assurance that the Company will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of June 30, 1999, the Company had a deficit accumulated during the development stage of $(5,490,344), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

    The Company has developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of providing parameters that are useful in assessing the cardiovascular system. The Company has developed two models of the HDI/ PULSEWAVE-TM-CardioVascular Profiling Instrument: (1) the CR-2000 which is currently in use by physician scientists for research purposes only; and (2) the DO-2020 which is intended to assist physicians and other health care professionals in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease. Following receipt of a medical device CE Mark, the Company intends to pursue foreign registrations and approvals that will allow marketing of a similar model, the DO-2020i, in foreign markets. The Company has not yet received permission to market the DO-2020 from the FDA. Although FDA clearance on the Model DO-2020 is taking longer than the Company had originally anticipated, the Company continues to believe that a FDA 510(k) clearance is the correct approach and that the process will be completed within the fiscal year ending June 30, 2000.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

    Operating expenses for the fiscal year ended June 30, 1997 were $953,170 compared to $1,206,255 for the fiscal year ended June 30, 1998. Approximately 55% of the $953,170 and 22% of the $1,206,255 total operating expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

                                                                          YEAR ENDED JUNE 30
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------
Design and development of prototype devices and other enhancements and improvements........................................................  $  425,988  $  189,949
Design and development of Central Data Management Facility (CDMF).....          --      41,650
Recognized compensation cost for value of stock options granted in
  lieu of cash compensation...........................................     100,364      33,115
                                                                        ----------  ----------
    Total research and development expenses...........................  $  526,352  $  264,714
                                                                        ----------  ----------
                                                                        ----------  ----------

    For the fiscal year ended June 30, 1997 and June 30, 1998, respectively, approximately 81% of $425,988 and 76% of $189,949 were paid to the Company's contract design engineering firm.

    The following is a summary of the major categories included in general and administrative expenses:

                                                                          YEAR ENDED JUNE 30
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------
Wages, related expenses and benefits..................................  $  176,045  $  385,307
Patent expenses.......................................................      21,019      32,818
Outside consultants...................................................     133,663     203,712
Rent building and utilities...........................................          --      53,259
Insurance--general and health.........................................      26,008      34,197
Travel................................................................       4,689      22,829
Legal and accounting..................................................       6,930      85,682
Selling, marketing and promotion......................................       2,489      40,408
Other--general and administrative.....................................      55,975      83,329
                                                                        ----------  ----------
  Total general and administrative expenses...........................  $  426,818  $  941,541
                                                                        ----------  ----------
                                                                        ----------  ----------

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

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

    For the fiscal year ended June 30, 1999, the Company recorded revenue of $381,247 relating to sales of the HDI/PULSEWAVE-TM- CR-2000 Research CardioVascular Profiling Instrument. Initial sales of the CR-2000 were recorded in the second quarter ended December 31, 1998. There was no revenue for the fiscal year ended June 30, 1998.

    Total cost and expenses for the fiscal year ended June 30, 1998 were $1,206,255 compared to $3,009,857 for the fiscal year ended June 30, 1999. Approximately 22% of the $1,206,255 and 19% of the $3,009,857 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

                                                                          YEAR ENDED JUNE 30
                                                                        ----------------------
                                                                           1998        1999
                                                                        ----------  ----------
Design and development of prototype devices and other enhancements and improvements........................................................  $  189,949  $  257,451
Design and development of a Central Data Management Facility (CDMF)...      41,650     318,194
Recognized compensation cost for value of stock options granted in
  lieu of cash compensation...........................................      33,115          --
                                                                        ----------  ----------
  Total research and development expenses.............................  $  264,714  $  575,645
                                                                        ----------  ----------
                                                                        ----------  ----------

    For the fiscal year ended June 30, 1999, approximately 55% of the total research and development expenses related to the design and development of a CDMF.

    The following is a summary of the major categories included in selling, general and administrative expenses:

                                                                         YEAR ENDED JUNE 30
                                                                      ------------------------
                                                                         1998         1999
                                                                      ----------  ------------
Wages, related expenses and benefits................................  $  385,307  $    749,389
Outside consultants.................................................     203,712       263,145
Rent--building and utilities........................................      53,259        86,753
Insurance--general and health.......................................      34,197        78,523
Selling, marketing and promotion, including
  applicable wages..................................................      40,408       316,416
Depreciation and amortization.......................................      16,158        75,413
Other--general and administrative...................................     208,500       725,785
                                                                      ----------  ------------
  Total selling, general and administrative expenses................  $  941,541  $  2,295,424
                                                                      ----------  ------------
                                                                      ----------  ------------

    The Company's number of employees increased from six in the fiscal year ended June 30, 1998 to fourteen in the fiscal year ended June 30, 1999. Effective November 1997, the Company leased approximately 6,900 square feet of commercial office and light assembly space in Eagan, Minnesota. The Company hired its President, Greg H. Guettler, in September 1997 and its Chief Executive Officer, Dennis L. Sellke, in April 1999.

    The increase in outside consultants expense from $203,712 for the fiscal year ended June 30, 1998 to $263,145 for the fiscal year ended June 30, 1999 was mainly attributable to additional work relating to the Company's FDA 510(k) application and efforts concerning an approach for obtaining physician reimbursement from insurance coverage and third party payers.

    Selling, marketing and promotion expense increased from $40,408 for the fiscal year ended June 30, 1998 to $316,416 for the fiscal year ended June 30, 1999. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel expenses. In this regard, the Company added the following individuals: Director of Sales (during March
1998), Director of Marketing (during May 1998) and Mid-Atlantic regional sales manager (during March 1999).

    Interest income was $64,092 and $414,515 for the fiscal years ended June 30, 1998 and 1999, respectively. In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

    Net loss was $(1,142,163) and $(2,214,095) for the fiscal years ended June 30, 1998 and 1999, respectively. For the fiscal year ended June 30, 1998, basic and dilutive net loss per share was $(.51), based on weighted average shares outstanding of 2,221,914. For the fiscal year ended June 30, 1999, basic and dilutive net loss per share was $(.45), based on weighted average shares outstanding of 4,973,472.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents had a net increase of $41,026 for the fiscal year ended June 30, 1998. The significant elements of this change were as follows:
NET CASH USED IN OPERATING ACTIVITIES--net loss, as adjusted for non-cash items, of $(1,092,890); NET CASH PROVIDED BY FINANCING ACTIVITIES--issuance of Common Stock--$1,317,301. For the fiscal year ended June 30, 1999, cash and cash equivalents had a net increase of $6,444,721. The significant elements of this change were as follows: NET CASH USED IN OPERATING ACTIVITIES--net loss, as adjusted for non-cash items, of $(2,049,232); increase in accounts receivable--$182,728; increase in inventory--$336,443; decrease in prepaid expenses--$153,515; NET CASH USED IN INVESTING ACTIVITIES--purchase of property and equipment--$326,087; NET CASH PROVIDED BY FINANCING ACTIVITIES--issuance of Common Stock--$9,196,464.

    In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of June 30, 1999, the Company has cash and cash equivalents of $7,684,525, and anticipates that these funds should allow it to pursue the different elements of the Company's business development strategy for at least the next 18 to 24 months. The Company's business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the Model DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

    Although not assured, in addition to the net proceeds from the IPO, the Company may derive over a period of time up to $14,231,250 from the exercise of the Class A Warrants included in the units. Each Class A Warrant entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Warrants expire on July 22, 2002. The amounts, if any, that the Company derives from the exercise of such Class A Warrants will be used in connection with the Company's development opportunities, business plan activities and/or working capital requirements.

YEAR 2000 COMPLIANCE

    The Company has considered the potential impact of the Year 2000 for its internal information systems, external integration problems, the various models of its Product and the CDMF. The Company believes that its internal information systems and current Product and the CDMF are Year 2000 compliant. The Company's Product and the CDMF have been designed and developed to be Year 2000 compliant. In addition, the Product and the CDMF have been tested to ensure that their performance and functionality are not affected by the Year 2000 compliance issues. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance, which could result in a material adverse effect on the Company's future results of operations.

ITEM 7. FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     YEARS ENDED JUNE 30, 1998 AND 1999 AND
                     PERIOD FROM JULY 19, 1988 (INCEPTION)
                                TO JUNE 30, 1999

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
               YEARS ENDED JUNE 30, 1998 AND 1999 AND PERIOD FROM
                   JULY 19, 1988 (INCEPTION) TO JUNE 30, 1999

                                    CONTENTS

Report of Independent Auditors.........................................................         33

Audited Financial Statements

Balance Sheets.........................................................................         34
Statements of Operations...............................................................         35
Statement of Shareholders' Equity......................................................         36
Statements of Cash Flows...............................................................         38
Notes to Financial Statements..........................................................         39

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Hypertension Diagnostics, Inc.

    We have audited the balance sheets of Hypertension Diagnostics, Inc. (a development stage company) as of June 30, 1998 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended and the period from July 19, 1988 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 1998 and 1999, and the results of its operations and its cash flows for each of the years then ended and the period from July 19, 1988 (inception) to June 30, 1999, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Minneapolis, Minnesota
August 16, 1999

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                                JUNE 30
                                                                                      ----------------------------
                                                                                          1998           1999
                                                                                      -------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents.........................................................  $   1,239,804  $   7,684,525
  Accounts receivable...............................................................             --        182,728
  Interest receivable...............................................................          4,676         49,753
  Inventory.........................................................................         39,054        375,497
  Prepaid expenses..................................................................         11,254          4,720
                                                                                      -------------  -------------
      Total Current Assets..........................................................      1,294,788      8,297,223
Property and Equipment:
  Leasehold improvements............................................................         13,377         17,202
  Furniture and equipment...........................................................        136,737        458,999
  Less accumulated depreciation.....................................................        (25,997)       (92,119)
                                                                                      -------------  -------------
                                                                                            124,117        384,082
Patents, net of accumulated amortization of $12,524 and $21,605 at June 30, 1998 and
  1999, respectively................................................................         32,881         23,800
Prepaid Offering Expenses...........................................................        146,981             --
Others Assets.......................................................................          6,740          6,730
                                                                                      -------------  -------------
      Total Assets..................................................................  $   1,605,507  $   8,711,835
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................................  $     188,100  $     113,397
  Accrued payroll and payroll taxes                                                              --         98,356
  Other accrued expenses............................................................             --         10,856
                                                                                      -------------  -------------
      Total Current Liabilities.....................................................        188,100        222,609
Shareholders' Equity:
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--none.............................................             --             --
  Common Stock, $.01 par value:
    Authorized shares--25,000,000
    Issued and outstanding shares--2,517,735 and 5,109,235 at June 30, 1998 and
      1999, respectively............................................................         25,177         51,092
                                                                                          4,668,479
  Additional paid-in capital........................................................                    14,083,028
  Deferred compensation.............................................................             --       (154,550)
  Deficit accumulated during the development stage..................................     (3,276,249)    (5,490,344)
                                                                                      -------------  -------------
      Total Shareholders' Equity....................................................      1,417,407      8,489,226
                                                                                      -------------  -------------
      Total Liabilities and Shareholders' Equity....................................  $   1,605,507  $   8,711,835
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                      PERIOD FROM
                                                                                                     JULY 19, 1988
                                                                            YEAR ENDED JUNE 30        (INCEPTION)
                                                                       ----------------------------       TO
                                                                           1998           1999       JUNE 30, 1999
                                                                       -------------  -------------  -------------
Revenue:
  Equipment sales....................................................  $          --  $     381,247  $     381,247
Cost and Expenses:
  Cost of equipment sales............................................             --        138,788        138,788
  Research and development...........................................        264,714        575,645      2,134,944
  Selling, general and administrative................................        941,541      2,295,424      4,167,867
                                                                       -------------  -------------  -------------
      Total Cost and Expenses........................................      1,206,255      3,009,857      6,441,599
                                                                       -------------  -------------  -------------
Operating Loss.......................................................     (1,206,255)    (2,628,610)    (6,060,352)
Other Income (Expense):
  Interest income....................................................         64,092        414,515        617,039
  Interest expense...................................................             --             --        (47,031)
                                                                       -------------  -------------  -------------
                                                                              64,092        414,515        570,008
                                                                       -------------  -------------  -------------
      Net Loss and Deficit Accumulated During the Development
        Stage........................................................  $  (1,142,163) $  (2,214,095) $  (5,490,344)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Basic and Dilutive Net Loss per Share................................  $        (.51) $        (.45) $       (4.42)
Weighted Average Shares Outstanding..................................      2,221,914      4,973,472      1,241,145

See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                 COMMON STOCK      ADDITIONAL                   DURING THE
                                             --------------------    PAID-IN      DEFERRED     DEVELOPMENT
                                              SHARES     AMOUNT      CAPITAL    COMPENSATION      STAGE        TOTAL
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at July 19, 1988 (inception).......         --  $      --   $      --    $        --    $       --   $       --
  Conversion of notes payable to Common
    Stock at $3.00 (August 1988 through
    June 1989).............................     75,167        752     224,748             --            --      225,500
  Sale of Common Stock at $.04 (September
    1988 through June 1989)................    342,853      3,428      10,286             --            --       13,714
  Net loss.................................         --         --          --             --      (188,496)    (188,496)
                                             ---------  ---------  -----------  -------------  ------------  ----------
                                               418,020      4,180     235,034             --      (188,496)      50,718
  Sale of Common Stock at $.04 (July
    1989)..................................      1,900         19          57             --            --           76
  Private placement of Common Stock at
    $3.00 (October 1989 through January
    1990)..................................     58,750        587     175,663             --            --      176,250
  Conversion of notes payable to Common
    Stock at $3.00 (July 1989 through April
    1990)..................................     13,000        130      38,870             --            --       39,000
  Redemption of Common Stock (August
    1989)..................................     (7,500)       (75)       (225)            --            --         (300)
  Net loss.................................         --         --          --             --      (195,716)    (195,716)
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at June 30, 1990...................    484,170      4,841     449,399             --      (384,212)      70,028
  Private placement of Common Stock at
    $3.00 (July 1990)......................      1,667         17       4,984             --            --        5,001
  Net loss.................................         --         --          --             --      (134,857)    (134,857)
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at June 30, 1991...................    485,837      4,858     454,383             --      (519,069)     (59,828)
  Net loss.................................         --         --          --             --        (3,076)      (3,076)
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at June 30, 1992...................    485,837      4,858     454,383             --      (522,145)     (62,904)
  Net Income...............................         --         --          --             --        45,061       45,061
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at June 30, 1993...................    485,837      4,858     454,383             --      (477,084)     (17,843)
  Net loss.................................         --         --          --             --       (17,743)     (17,743)
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at June 30, 1994...................    485,837      4,858     454,383             --      (494,827)     (35,586)
  Net loss                                          --         --          --             --       (53,202)     (53,202)
                                             ---------  ---------  -----------  -------------  ------------  ----------
Balance at June 30, 1995 (carried
  forward).................................    485,837      4,858     454,383             --      (548,029)     (88,788)

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                              COMMON STOCK        ADDITIONAL                    DURING THE
                                         ----------------------     PAID-IN       DEFERRED      DEVELOPMENT
                                           SHARES      AMOUNT       CAPITAL     COMPENSATION       STAGE         TOTAL
                                         ----------  ----------  -------------  -------------  -------------  ------------
Balance at June 30, 1995 (brought
  forward).............................     485,837  $    4,858  $     454,383   $        --   $    (548,029) $    (88,788)
  Common Stock issued in connection
    with bridge financing at $1.00
    (August 1995), net of expenses of
    $6,250.............................     125,000       1,250        117,500            --              --       118,750
  Conversion of notes payable to Common
    Stock at $1.00.....................       2,174          22          2,152            --              --         2,174
  Private placement of Common Stock at
    $2.00 (October 1995 through May
    1996), net of expenses of
    $385,313...........................   1,349,000      13,490      2,299,197            --              --     2,312,687
  Purchase of warrants.................          --          --             50            --              --            50
  Value of stock options granted in
    lieu of cash compensation..........          --          --        349,974            --              --       349,974
  Net loss.............................          --          --             --            --        (714,085)     (714,085)
                                         ----------  ----------  -------------  -------------  -------------  ------------
Balance at June 30, 1996...............   1,962,011      19,620      3,223,256            --      (1,262,114)    1,980,762
  Value of stock options granted in
    lieu of cash compensation..........          --          --        100,364            --              --       100,364
  Net loss.............................          --          --             --            --        (871,972)     (871,972)
                                         ----------  ----------  -------------  -------------  -------------  ------------
Balance at June 30, 1997...............   1,962,011      19,620      3,323,620            --      (2,134,086)    1,209,154
  Private placement of Common Stock at
    $3.00 (December 1997 through March
    1998), net of expenses of
    $279,280...........................     500,000       5,000      1,215,720            --              --     1,220,720
  Purchase of warrants.................          --          --             50            --              --            50
  Value of stock options granted in
    lieu of cash compensation..........          --          --         33,115            --              --        33,115
  Stock options exercised..............      55,724         557         95,974            --              --        96,531
  Net loss.............................          --          --             --            --      (1,142,163)   (1,142,163)
                                         ----------  ----------  -------------  -------------  -------------  ------------
Balance at June 30, 1998...............   2,517,735      25,177      4,668,479            --      (3,276,249)    1,417,407
  Sale of Common Stock at $4.125 per
    unit in initial public offering
    (July and August, 1998), net of
    expenses of $1,485,024.............   2,587,500      25,875      9,162,539            --              --     9,188,414
  Purchase of warrants.................          --          --             50            --              --            50
  Value of stock options granted in
    lieu of cash compensation..........          --          --        244,000      (214,000)             --        30,000
  Amortization of deferred
    compensation.......................          --          --             --        59,450              --        59,450
  Stock options exercised..............       4,000          40          7,960            --              --         8,000
  Net loss.............................          --          --             --            --      (2,214,095)   (2,214,095)
                                         ----------  ----------  -------------  -------------  -------------  ------------
Balance at June 30, 1999...............   5,109,235  $   51,092  $  14,083,028   $  (154,550)  $  (5,490,344) $  8,489,226
                                         ----------  ----------  -------------  -------------  -------------  ------------
                                         ----------  ----------  -------------  -------------  -------------  ------------

See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                      PERIOD FROM
                                                                                                     JULY 19, 1988
                                                                            YEAR ENDED JUNE 30        (INCEPTION)
                                                                       ----------------------------       TO
                                                                           1998           1999       JUNE 30, 1999
                                                                       -------------  -------------  -------------
OPERATING ACTIVITIES:
Net loss.............................................................  $  (1,142,163) $  (2,214,095) $  (5,490,344)
Adjustments to reconcile net loss to net cash used in operating activities:
    Value of stock options granted in lieu of cash compensation......         33,115         89,450        572,903
    Depreciation.....................................................         10,267         66,122        128,588
    Amortization.....................................................          5,891          9,291         22,655
    Write-off of property and equipment..............................             --             --         42,702
    Change in operating assets and liabilities:
      Accounts receivable............................................             --       (182,728)      (182,728)
      Interest receivable............................................            699        (45,077)       (49,753)
      Inventory......................................................        (39,054)      (336,443)      (375,497)
      Prepaid expenses...............................................       (158,235)       153,515         (4,720)
      Other assets...................................................         (6,530)          (200)        (6,730)
      Accounts payable...............................................        183,549        (74,703)       113,397
      Accrued payroll and payroll taxes..............................             --         98,356         98,356
      Other accrued expenses.........................................             --         10,856         11,030
                                                                       -------------  -------------  -------------
        Net cash used in operating activities........................     (1,112,461)    (2,425,656)    (5,120,141)
INVESTING ACTIVITIES:
Purchase of property and equipment...................................       (129,814)      (326,087)      (555,372)
Payment of patent costs..............................................        (34,000)            --        (46,455)
                                                                       -------------  -------------  -------------
        Net cash used in investing activities........................       (163,814)      (326,087)      (601,827)
FINANCING ACTIVITIES:
Proceeds from notes payable..........................................             --             --        315,500
Payments of notes payable............................................             --             --        (49,000)
Issuance of common stock.............................................      1,317,301      9,196,464     13,140,293
Redemption of common stock...........................................             --             --           (300)
                                                                       -------------  -------------  -------------
            Net cash provided by financing activities................      1,317,301      9,196,464     13,406,493
                                                                       -------------  -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................         41,026      6,444,721      7,684,525
        Cash and cash equivalents at beginning of period.............      1,198,778      1,239,804             --
                                                                       -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................  $   1,239,804  $   7,684,525  $   7,684,525
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Conversion of note payable and accrued interest into Common Stock....  $          --  $          --  $     266,674
Cash paid for interest...............................................             --             --         12,526

See accompanying notes.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999

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

INVENTORY

    Inventory is stated at the lower of cost (first-in, first-out method) or market.

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

    Under Financial Accounting Standards Board Statement No. 128, "Earnings per Share," basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted loss per share as presented is the same as basic loss per share as the effect of outstanding options, warrants and convertible securities is antidilutive.

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

2.  INCOME TAXES

    At June 30, 1999, the Company had a net operating loss carryforward for tax purposes of approximately $4,917,500. This carryforward is available to offset future taxable income through 2014.

    Components of deferred tax assets are as follows:

                                                                            JUNE 30
                                                                  ----------------------------
                                                                      1998           1999
                                                                  -------------  -------------
Loss carryforwards..............................................  $   1,117,000  $   1,967,000
Less valuation allowance........................................     (1,117,000)    (1,967,000)
                                                                  -------------  -------------
Net deferred tax assets.........................................  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

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

    In May 1998, 6000 incentive stock options were exercised at $2.00 per share and 49,724 nonqualified stock options were exercised at $1.70 per share resulting in net proceeds to the Company of $96,531.

    In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which includes 337,500 additional units to cover over-allotments) at $4.125 per unit (the "Initial Public Offering"). Each unit consists of one share of Common Stock and one redeemable Class A Warrant which entitles the holder to purchase one share at an exercise price of $5.50 per warrant, subject to adjustment. The Class A Warrants are subject to redemption

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

3.  SHAREHOLDERS' EQUITY (CONTINUED)
by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Warrants expire on July 22, 2002.

    In December 1998, 4,000 incentive stock options were exercised at $2.00 per share resulting in net proceeds to the Company of $8,000.

4.  STOCK OPTIONS AND WARRANTS

    During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan ("the Plan") that includes both incentive stock options and nonqualifed stock options to be granted to employees, directors, officers, consultants and advisors of the Company. The maximum number of shares reserved under the Plan is 400,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the grant date. The options granted to participants owning more than 10% of the Company's outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the Common Stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company's outstanding voting stock expire five years from the grant date.

    A summary of outstanding options under the Plan is as follows:

                                                                                   WEIGHTED
                                                        SHARES                      AVERAGE
                                                       AVAILABLE     OPTIONS    EXERCISE PRICE
                                                       FOR GRANT   OUTSTANDING     PER SHARE
                                                      -----------  -----------  ---------------
Balance at June 30, 1995............................           --          --      $      --
  Shares reserved...................................      400,000          --             --
  Granted...........................................      (15,000)     15,000           2.00
                                                      -----------  -----------
Balance at June 30, 1996............................      385,000      15,000           2.00
  Granted...........................................      (11,900)     11,900           2.00
                                                      -----------  -----------
Balance at June 30, 1997............................      373,100      26,900           2.00
  Granted...........................................     (290,600)    290,600           2.04
  Exercised.........................................           --      (6,000)          2.00
                                                      -----------  -----------
Balance at June 30, 1998............................       82,500     311,500           2.04
  Granted...........................................      (81,500)     81,500           3.35
  Exercised.........................................           --      (4,000)          2.60
  Canceled/forfeited................................        5,400      (5,400)          3.40
                                                      -----------  -----------
Balance at June 30, 1999............................        6,400     383,600           2.30
                                                      -----------  -----------
                                                      -----------  -----------

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

4.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    At June 30, 1999, there were 383,600 options outstanding having exercise prices between $2.00 and $4.00 that had been granted under the Plan. The outstanding options had a weighted average remaining contractual life of eight years. The number of options exercisable as of June 30, 1998 and 1999 were 61,675 and 121,050, respectively, at weighted average exercise prices of $2.06 and $2.28 per share, respectively. The weighted average fair value of options granted under the Plan during the years ended June 30, 1998 and 1999 was $.50 and $1.96 per share, respectively.

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

    A summary of outstanding options under the 1998 Option Plan is as follows:

                                                                                   WEIGHTED
                                                         SHARES                     AVERAGE
                                                       AVAILABLE     OPTIONS    EXERCISE PRICE
                                                       FOR GRANT   OUTSTANDING     PER SHARE
                                                       ----------  -----------  ---------------
Balance at June 30, 1997.............................          --          --      $      --
  Shares reserved....................................     750,000          --             --
                                                       ----------  -----------
Balance at June 30, 1998.............................     750,000          --             --
  Granted............................................    (250,000)    250,000           3.21
                                                       ----------  -----------
Balance at June 30, 1999.............................     500,000     250,000           3.21
                                                       ----------  -----------
                                                       ----------  -----------

    At June 30, 1999, there were 250,000 options outstanding having exercise prices between $2.81 and $3.66 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of nine years. The number of options exercisable as of June 30, 1999 was 115,334 at a weighted average exercise price of $3.10 per share. The weighted average fair value of options granted under the 1998 Option Plan during the year ended June 30, 1999 was $1.70 per share.

    At June 30, 1999, the Company has also granted a total of 1,115,275 options outside the Plan and the 1998 Option Plan. These options all have exercise prices between $1.70 and $3.375 and a weighted average remaining contractual life of eight years. The number of non-Plan options exercisable at June 30, 1998 and 1999 were 1,050,275 and 1,105,275, respectively, at weighted average exercise prices of $1.73 and $1.76, respectively. The weighted average fair value of non-Plan options granted during the years ended June 30, 1998 and 1999 was $.50 and $1.44 per share, respectively.

    For the years ended June 30, 1998 and 1999, the Company recognized $33,115 and $89,450, respectively, of expense related to the granting of options for consulting services provided to the Company.

    Pro forma information regarding net loss is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of options granted during fiscal 1999 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0%, no expected dividend

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

4.  STOCK OPTIONS AND WARRANTS (CONTINUED)
yield, expected life of five years and expected volatility of .643. The fair value of 1998 option grants was estimated at the date of grant using the minimum value option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5% and a weighted average expected life of the option of five years.

    The effect of applying Statement No. 123's fair value method of the Company's stock-based awards results in a net loss that is not materially different than the amounts reported for the years ended June 30, 1998 and 1999, respectively.

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
---------
  182,900
---------
---------

    In connection with the Company's initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit.

5.  LICENSE AGREEMENT

    In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the "Regents"), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product sales containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net sales, and for the third and fourth years were 1.5% of net sales. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net sales, and 3% if the Regents obtain a United States patent on any of the technology covered under the agreement (which, in fact, occurred) Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product sale, if no patent exists.

6.  COMMITMENTS

    Subsequent to June 30, 1997, the Company entered into a noncancelable operating lease agreement for office/warehouse space. The term of the lease is from November 1997 to October 2000. Prior to

                         HYPERTENSION DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

6.  COMMITMENTS (CONTINUED)
entering into this lease agreement, the Company had utilized office space of its founders and officers for which it paid no rent.

    The following is a schedule of future minimum lease payments due as of June 30, 1999:

Year ending June 30:
  2000............................................................  $  78,988
  2001............................................................     26,329
                                                                    ---------
                                                                    $ 105,317
                                                                    ---------
                                                                    ---------

7.  EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

    The Company has entered into employment agreements or consulting agreements with its officers and some members of the Board of Directors. The agreements call for salaries or consulting fees to be paid in cash and/or stock options. The employment agreements terminate at various times.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following table provides information about the Company's directors, executive officers and key consultant:

                                                                                                                  DIRECTOR
NAME                                                  AGE                          POSITION                         SINCE
------------------------------------------------  -----------  ------------------------------------------------  -----------
Melville R. Bois(1)(2)(3).......................          53   Chairman of the Board of Directors                      1995
Dennis L. Sellke(4).............................          53   Chief Executive Officer and Director                    1999
Greg H. Guettler(4).............................          45   President and Director                                  1997
Charles F. Chesney, D.V.M., Ph.D., R.A.C.(3)....          56   Executive Vice President, Secretary, Chief              1988
                                                                 Technology Officer and Director
James S. Murphy.................................          55   Vice President of Finance and Chief                       --
                                                                 Financial Officer
Jay N. Cohn, M.D.(1)(5).........................          69   Chief Clinical Consultant, Chairman of the              1988
                                                                 Scientific and Clinical Advisory Board and
                                                                 Director
Kenneth W. Brimmer(1)(2)(5).....................          44   Director                                                1995
Stanley M. Finkelstein, Ph.D....................          58   Chief Technical Consultant                                --

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Class I Director; term expires 1999.

(4) Class II Director; term expires 2000.

(5) Class III Director; term expires 2001.

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

    DENNIS L. SELLKE. Mr. Sellke was appointed Chief Executive Officer on April 16, 1999 and was appointed to the Board of Directors in April 1999. Mr. Sellke has nearly 30 years experience in the medical device industry beginning as a territory salesperson for a division of C.R. Bard, Inc. in Chicago. Most recently Mr. Sellke served as President and Chief Executive Officer of Ela*Angeion LLC, Minneapolis, Minnesota, a French and United States joint venture established to market and sell pacemakers and ICDs in the United States. Mr. Sellke also serves as Chairman and was Chief Executive Officer of Clarus Medical, Inc., Minneapolis, Minnesota, a privately-held medical device company involved in fiber optic imaging/OEM manufacturing and laser spinal disc therapy sales. Previous to that, he served over 17 years in various executive, corporate development and marketing capacities with Medtronic, Inc., Fridley, Minnesota. Mr. Sellke holds a Bachelor of Science degree from the School of Business at Southern Illinois

University (1968) and a Master of Business Administration (M.B.A.) degree from Rivier College in Nashua, New Hampshire (1978).

    GREG H. GUETTLER. Mr. Guettler has been the President and a Director of the Company since September 1997. Mr. Guettler has more than 20 years of experience in sales, marketing and management positions within the medical industry. Prior to joining the Company, Mr. Guettler was a senior manager at Universal Hospital Services, Inc. ("UHS"), a nationwide provider of medical devices and device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS's alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota
(1977) and a Master of Business Administration (M.B.A.) degree from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota
(1983).

    CHARLES F. CHESNEY, D.V.M., PH.D., R.A.C. Dr. Chesney was the President and Chief Executive Officer of the Company from its inception in 1988 until January 1, 1996 when he became the Company's Executive Vice President and Chief Technology Officer. He has been a member of the Board of Directors since its inception in July 1988 and has been the Secretary of the Company since December 1988. From 1978 until 1997, Dr. Chesney was a consultant with P-T Consulting Associates, Inc., a biomedical research, product development and consulting firm, which he owns. From 1984 to 1987, Dr. Chesney was employed by the 3M Company as Research and Development Manager for 3M/Riker Laboratories in its Pharmaceutical and Health Care Divisions. Dr. Chesney is the founder of a small computer firm which offers data base management systems to large drug and chemical companies and he is the author of more than 30 scientific publications in the field of medical pathology, toxicology and cardiovascular physiology. Dr. Chesney is a member of more than 30 professional societies and has been engaged in new product research and development in the pharmaceutical, medical device and bio-technology industries since 1974. In 1991, Dr. Chesney became "Board Certified" in regulatory affairs by the Certification Board of the Regulatory Affairs Professional Society. Dr. Chesney holds the degree of Doctor of Veterinary Medicine from the University of Minnesota (1970) and a Ph.D. in Medical Pathology with a minor in Cardiovascular Physiology from the University of Wisconsin Madison (1973).

    JAMES S. MURPHY, C.P.A. Mr. Murphy joined the Company as Vice President of Finance and Chief Financial Officer in May 1996 and has more than 29 years of combined accounting experience in both the public and private sectors. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, Mr. Murphy was the tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy is a member of the American Institute of Certified Public Accountants and the Minnesota Society of CPAs. Mr. Murphy holds a Bachelor of Science degree from Saint John's University in Collegeville, Minnesota (1966) and a Master of Business Administration (M.B.A.) degree from the University of Minnesota (1968).

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

    KENNETH W. BRIMMER Mr. Brimmer was elected to the Board of Directors in November 1995. Mr. Brimmer presently serves on the board of directors of Rainforest Cafe, Inc., and has served as its Treasurer since May 1995 and its President since April 1997. Mr. Brimmer was previously employed by Grand Casinos, Inc. and its predecessor, from October 1990 until April 1997, serving as Special Assistant to the Chairman and Chief Executive Officer. Mr. Brimmer also currently serves on the board of directors of New Horizons Kids Quest, Inc. and Oxboro Medical International, Inc.

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

    The Company's Articles of Incorporation and Bylaws provide: (a) the Board of Directors is classified into three classes, each of which member would serve (after a transitional period) for a staggered three-year term; (b) directors may be removed for cause with the vote of the holders of a majority of the then outstanding shares entitled to vote or other than for cause with the vote of the holders of at least 80% of the combined voting power of the then outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class; (c) any new director elected to fill a vacancy on the Board shall serve for the remainder of the full term of the class in which the vacancy occurred rather than until the next meeting of shareholders; and (d) require an 80% shareholder vote requirement to alter, amend or repeal the foregoing provisions of the Articles or Bylaws. Such classification will make it more difficult to change the members of the Board of Directors or to effect a takeover of the Company.

SCIENTIFIC AND CLINICAL ADVISORY BOARD

    In order to provide the Company with a wide range of scientific and clinical advice, the Company's Board of Directors appointed Dr. Jay N. Cohn to become the Chairman for an Advisory Board of cardiovascular experts. The following physicians are members of the Advisory Board:

    - Hans R. Brunner, M.D.--Professor of Medicine, Division of Hypertension and Vascular Medicine, Centre Hospitalier Universities Vandois, Department of Medicine, University of Lausanne, Switzerland.

    - Jay N. Cohn, M.D.--Professor of Medicine, Cardiovascular Division, University of Minnesota Medical School, Minneapolis, Minnesota.

    - Daniel Duprez, M.D., Ph.D.--Professor of Medicine, Department of Cardiovascular Diseases, The University Hospital, University of Ghent, Ghent, Belgium.

    - Thomas D. Giles, M.D.--Professor of Medicine, Director of Program in Hypertension and Heart Failure, Director of Cardiovascular Research, Department of Medicine, Louisiana State University Medical Center, New Orleans, Louisiana.

    - Stevo Julius, M.D., Sc.D.--Professor of Medicine and Physiology, Division of Hypertension, University of Michigan Medical Center, Ann Arbor, Michigan.

    - Giuseppe Mancia, M.D.--Professor of Medicine, Head of First Division of Internal Medicine at the San Gerardo Hospital and Chairman of the Department of Internal Medicine at the University of Milan School of Medicine, Vice President of the Scientific Council of the European Society of Hypertension, President, Italian Society of Hypertension, Milan, Italy.

    - Karl-Heinz Rahn, M.D.--Professor of Medicine and Chairman, Department of Medicine, University of Munster, Munster, Germany.

    - Lawrence M. Resnick, M.D.--Professor of Internal Medicine and Physiology, Director of Hypertension, Wayne State University School of Medicine, Detroit, Michigan.

    - Michel E. Safar, M.D.--Professor of Medicine, Chief of the Department of Internal Medicine and Hypertension, Broussais Hospital, Director of Research National Institute, Centre de Diagnostics, Paris, France.

    - Marc A. Silver, M.D.--F.A.C.P., F.A.A.C., Professor of Medicine, Director of Heart Failure Institute, Director of Cardiovascular Disease Fellowship Program, Christ Hospital and Medical Center, Oak Lawn, Illinois.

    - Michael A. Weber, M.D.--Professor of Medicine, Chairman, Department of Medicine, The Brookdale University Hospital & Medical Center, State University of New York, Brooklyn, New York; President of the American Society of Hypertension.

    The Scientific and Clinical Advisory Board meets at least once a year and serves to provide the Company with advice regarding advances in the field of arterial elasticity and to review results and new developments associated with the Company's technology. Under some circumstances, members of the Board may be asked to test products in their own laboratories.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company's Common Stock. To the Company's knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during 1999 except that Charles F. Chesney, D.V.M., Ph.D., R.A.C., Jay N. Cohn, M.D. and Messrs. Dennis L. Sellke, Greg H. Guettler, Melville R. Bois, Kenneth W. Brimmer and James S. Murphy, each of whom is either a director or officer of the Company, or both, made a late filing with the Securities and Exchange Commission on Form 5, each relating to a single transaction reported at fiscal year end.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation for the years indicated for the Company's executive officers who received salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                   ANNUAL            COMPENSATION
                                                                COMPENSATION            AWARDS
                                                            --------------------  -------------------
                                             FISCAL YEAR                              SECURITIES
NAME AND PRINCIPAL POSITION                 ENDED JUNE 30    SALARY      BONUS    UNDERLYING OPTIONS
-----------------------------------------  ---------------  ---------  ---------  -------------------
Dennis L. Sellke(1)......................          1999     $  38,154  $      --         100,000
  Chief Executive Officer                          1998            --         --              --
                                                   1997            --         --              --

Greg H. Guettler(2)......................          1999     $ 132,423     25,200           5,000
  President                                        1998       105,000         --         150,000
                                                   1997            --         --              --

Charles F. Chesney, D.V.M.,..............          1999       111,646     20,160           5,000
  Executive Vice President, Secretary              1998        97,026         --          75,000
  and Chief Technology Officer                     1997        75,677         --              --

James S. Murphy..........................          1999       107,905     20,020           5,000
  Vice President of Finance and                    1998        76,800         --          53,100
  Chief Financial Officer                          1997        40,000         --           6,900

------------------------

(1) Mr. Sellke became Chief Executive Officer in April 1999.

(2) Mr. Guettler became President in September 1997.

    The following table provides information about each stock option grant made during the fiscal year ended June 30, 1999 to the named executive officers.

                       OPTION GRANTS IN FISCAL YEAR 1999

                                            NUMBER OF                                    EXERCISE OR
                                           SECURITIES       PERCENT OF TOTAL OPTIONS        BASE
                                       UNDERLYING OPTIONS    GRANTED TO EMPLOYEES IN        PRICE       EXPIRATION
NAME                                         GRANTED               FISCAL YEAR            ($/SHARE)        DATE
-------------------------------------  -------------------  -------------------------  ---------------  -----------
Dennis L. Sellke.....................         100,000                    51.5%          $  2.94/share     4/15/2009
Greg H. Guettler.....................           5,000                     2.6%          $  2.81/share     2/18/2009
Charles F. Chesney, D.V.M............           5,000                     2.6%          $  2.81/share     2/18/2009
James S. Murphy......................           5,000                     2.6%          $  2.81/share     2/18/2009

    The following table summarizes stock option exercises during the fiscal year ended June 30, 1999 and the total number of options held at the end of fiscal year 1999 by the named executive officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND
                         FISCAL YEAR END OPTION VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                                      NUMBER OF SECURITIES            IN-THE-MONEY
                                                                     UNDERLYING UNEXERCISED       OPTIONS AT JUNE 30,
                                         SHARES                     OPTIONS AT JUNE 30, 1999            1999(1)
                                       ACQUIRED ON       VALUE     --------------------------  --------------------------
NAME                                    EXERCISE       REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------------  ---------------  -----------  -----------  -------------  -----------  -------------
Dennis L. Sellke...................            --      $      --       40,000         60,000   $        --   $        --
Greg H. Guettler...................            --             --       35,000        114,000         7,500        28,500
Charles F. Chesney, D.V.M..........            --             --      245,046         57,000       126,625        14,250
James S. Murphy....................            --             --       53,450         26,550        12,113         6,638

------------------------

(1) The values have been calculated based on the closing bid price for the Common Stock as of June 30, 1999 (before payment of applicable income taxes).

EMPLOYMENT AGREEMENTS

    On October 30, 1995, the Company entered into a five-year employment agreement with Dr. Charles F. Chesney to serve as its President and Chief Executive Officer until the Company appointed another President and/or Chief Executive Officer, at which time Dr. Chesney would become the Executive Vice President and Chief Technology Officer (which actually occurred on January 1,
1996). Pursuant to the employment agreement, Dr. Chesney was paid an annual salary (exclusive of benefits, bonuses or incentive payments) subject to annual adjustments to reflect increases in the cost of living. Under the agreement, Dr. Chesney's base annual salary, plus benefits, bonuses and incentive payments, must be equal to, or greater than, 80% of that paid to the Company's President and/or Chief Executive Officer. Dr. Chesney also was granted a stock option to purchase 288,046 shares at an exercise price of $1.70 per share and is entitled to certain registration rights with respect to the Shares underlying such options. In addition, on August 18, 1997, the Company granted Dr. Chesney a stock option under the 1995 Option Plan to purchase 75,000 shares at an exercise price of $2.00 per share. The employment agreement is terminable by Dr. Chesney for any reason, upon sixty (60) days written notice. Dr. Chesney may be terminated by the Company only for "reasonable cause," as defined. The employment agreement contains certain confidentiality obligations. On February 19, 1999, the Company granted Dr. Chesney a stock option under the 1998 Option Plan to purchase 5,000 shares of stock at $2.81 per share. In connection with the hiring of Mr. Sellke as Chief Executive Officer, and pursuant to an amendment to Dr. Chesney's Employment Agreement dated effective April 16, 1999, Dr. Chesney's annual salary was increased to $128,000, and Dr. Chesney waived the right to any adjustment regarding any other types of compensation which may have otherwise resulted from such other, non-annual types of compensation paid to Mr. Sellke.

    Messrs. Sellke, Guettler and Murphy are currently employed by the Company on an at-will basis with no written agreement. The Company and such individuals are presently negotiating the terms of their respective employment agreements. The Company has granted Mr. Sellke on April 16, 1999 a nonqualified Stock Option pursuant to its 1998 Option Plan to purchase 100,000 shares at an exercise price of $2.94 per share; on September 8, 1997, the Company granted Mr. Guettler 150,000 shares of stock at an exercise price of $2.00 per share and an option to purchase 5,000 shares of stock on February 19, 1999 at $2.81 per share; and on July 1, 1997, the Company granted Mr. Murphy an option to purchase 53,100 shares of stock, vesting monthly over the initial four-year period, at an exercise price of $2.00 per share and an option to purchase 5,000 shares of stock on February 19, 1999 at $2.81 per share.

OUTSIDE DIRECTOR COMPENSATION

    Members of the Board of Directors receive no cash compensation for such service. However, the Company has granted to each of the Company's outside directors an option to purchase 25,000 shares at an exercise price of $2.00 per share. On February 19, 1999, the Company granted each of the outside directors an option to purchase 5,000 shares at an exercise price of $2.81 per share. Furthermore, the Company has established for future outside board members an option-based compensation policy for the compensation of such members of its Board of Directors providing that each newly appointed or elected outside director will be granted a ten-year option, vesting over four years, for 20,000 shares of the Company's common stock, exercisable at the fair market value of such stock on the date of grant of the option. In addition each such outside director will be granted an additional option for 3,000 shares of the Company's common stock at the end of each year of service, vested as of the date of grant, for a ten year term exercisable at the fair market value of the common stock on the date of grant. In addition, the Chairman of the Board will be granted an option for 1,000 shares of the Company's Common Stock, vested as of the date of grant, for a ten-year term exercisable at the fair market value of the Common Stock on the date of grant.

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

    Effective August 31, 1998, the Company amended Dr. Cohn's consulting agreement. Under the amended consulting agreement, Dr. Cohn will perform marketing, sales and public relations activities. As consideration for such additional services, the Company has agreed to grant to Dr. Cohn an option to purchase 100,000 shares of Common Stock under the Company's 1998 Stock Option Plan, with an exercise price equal to $3.656 per share (which was the fair market value of the Common Stock on the date of grant). The option vests in three equal annual installments commencing on the date of grant. The consulting agreement has been extended through August 2001.

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

    On February 19, 1999, the Company granted Mr. Brimmer an option to purchase 10,000 shares of stock at $2.81 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents, as of August 31, 1999, certain information regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and
(iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, MN 55121.

                                                                 SHARES          PERCENTAGE
                                                              BENEFICIALLY      BENEFICIALLY
NAME OF BENEFICIAL OWNER                                        OWNED(1)            OWNED
----------------------------------------------------------  ----------------  -----------------
Dennis L. Sellke(2).......................................         40,000                 *
Greg H. Guettler(3).......................................         78,000               1.5%
Charles F. Chesney, D.V.M., Ph.D., R.A.C.(4)..............        310,046               5.7
James S. Murphy(5)........................................        107,875               2.1
Jay N. Cohn, M.D.(6)......................................        498,052               8.9
Melville R. Bois(7).......................................         75,000               1.4
Kenneth W. Brimmer(8).....................................         82,000               1.6
Stanley M. Finkelstein, Ph.D.(9)
  Health Informatics Division Box 609
  UMHC, 420 Delaware St. S.E.,
  Minneapolis, Minnesota 55455............................        312,071               5.8
All Officers and Directors as a Group (7 persons).........      1,190,973              19.7

------------------------

*   Less than 1%.

(1) Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options or warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2) Includes options to purchase 40,000 shares.

(3) Includes options and warrants to purchase 57,000 shares.

(4) Includes options to purchase 254,046 shares.

(5) Includes options to purchase 57,875 shares.

(6) Includes options to purchase 423,878 shares.

(7) Includes options to purchase 50,000 shares.

(8) Includes options and warrants to purchase 41,000 shares.

(9) Includes options to purchase 257,688 shares.

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

    See Item 10 for description of the Company's consulting agreement with Dr. Cohn.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      3.1  Articles of Incorporation*
      3.2  Bylaws*
      3.3  Articles of Amendment to Articles of Incorporation, dated June 2, 1998*
      4.1  Specimen of Common Stock Certificate*
      4.2  Form of Warrant Agreement*
      4.3  Specimen of Warrant Certificate*
      4.4  Specimen of Unit Certificate*
     10.1  1995 Long-Term Incentive and Stock Option Plan*#
     10.2  1998 Stock Option Plan*#
     10.3  Form of Stock Option Agreement for 1998 Stock Option Plan*#
     10.4  Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988*
     10.5  Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the
             Company, dated October 30, 1995*#
     10.6  Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30,
             1995*#
     10.7  Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company dated effective August 31, 1998**#
     10.8  Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated
             October 30, 1995*
     10.9  Consulting Agreement between Melville R. Bois and the Company, dated January 1,
             1996*#
    10.10  Office Lease Agreement, dated as of October 24, 1997*
    10.11  Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15,
             1997.*
    10.12  Manufacturing Services Agreement between Apollo Research Corp. and the Company, dated
             May 14, 1998.*
    10.13  Amendment to Employment Agreement of Charles F. Chesney, D.V.M., Ph.D., R.A.C., dated
             April 16, 1999.#
     27    Financial Data Schedule

------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-53025.

** Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998, File No. 0-24635

#  Executive compensation plans and arrangements.

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HYPERTENSION DIAGNOSTICS, INC.

                                          --------------------------------------

                                                     DENNIS L. SELLKE
                                                 CHIEF EXECUTIVE OFFICER

Dated: September 28, 1999

    In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 1999.

                      SIGNATURE                                                 TITLE
------------------------------------------------------  ------------------------------------------------------

                 /s/ MELVILLE R. BOIS                   Chairman of the Board of Directors
     -------------------------------------------
                   Melville R. Bois

                 /s/ DENNIS L. SELLKE                   Chief Executive Officer and Director (Principal
     -------------------------------------------        Executive Officer)
                   Dennis L. Sellke

                 /s/ GREG H. GUETTLER                   President and Director
     -------------------------------------------
                   Greg H. Guettler

            /s/ CHARLES F. CHESNEY, D.V.M.              Executive Vice President, Secretary, Chief Technology
     -------------------------------------------        Officer and Director
              Charles F. Chesney, D.V.M.

                 /s/ JAMES S. MURPHY                    Vice President of Finance and Chief Financial Officer
     -------------------------------------------        (Principal Financial and Accounting Officer)
                   James S. Murphy

                /s/ JAY N. COHN, M.D.                   Director
     -------------------------------------------
                  Jay N. Cohn, M.D.

                /s/ KENNETH W. BRIMMER                  Director
     -------------------------------------------
                  Kenneth W. Brimmer

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

     10.2  1998 Stock Option Plan*

     10.3  Form of Stock Option Agreement for 1998 Stock Option Plan*

     10.4  Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988*

     10.5  Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the
             Company, dated October 30, 1995*

     10.6  Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30,
             1995*

     10.7  Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated effective August 31, 1998**#

     10.8  Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated
             October 30, 1995*

     10.9  Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996*

    10.10  Office Lease Agreement, dated as of October 24, 1997*

    10.11  Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15,
             1997.*

    10.12  Manufacturing Services Agreement between Apollo Research Corp. and the Company, dated
             May 14, 1998.*

    10.13  Amendment to Employment Agreement of Charles F. Chesney, D.V.M., Ph.D., R.A.C., dated
             April 16, 1999.#

     27    Financial Data Schedule

------------------------

  * Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-53025.

 ** Incorporated herein by reference to the Company's Form 10-QST for the quarter ended December 31, 1998, File No. 0-24635.

 # Executive compensation plans and arrangements.

(B) REPORTS ON FORM 8-K

    None.