Form 10QSB
period 1999-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 1999-11-15
CIK 1058828

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission File Number: 0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA (State of incorporation)	41-1618036 (I.R.S. Employer Identification No.)

2915 WATERS ROAD, SUITE 108

EAGAN, MINNESOTA 55121-1562
(651) 687-9999
(Address of issuer’s principal executive offices and telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [   ]

     The number of shares of Common Stock outstanding as of October 29, 1999 was 5,109,235.

     Transitional Small Business Disclosure Format:

Yes  [   ]       No  [X]

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Balance Sheets

	June 30,	September 30,
	1999	1999

		(Unaudited)

Assets

Current Assets:

Cash and cash equivalents	$7,684,525	$6,695,847

Accounts receivable	182,728	232,819

Interest receivable	49,753	54,343

Inventory	375,497	637,076

Prepaid expenses	4,720	28,634

Total Current Assets	8,297,223	7,648,719

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	458,999	498,392

Less accumulated depreciation	(92,119)	(115,239)

	384,082	400,355

Patents, net of accumulated amortization of $21,605 and $23,305 at June 30 and September 30, 1999, respectively	23,800	22,100

Others Assets	6,730	6,730

Total Assets	$8,711,835	$8,077,904

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$113,397	$127,229

Accrued payroll and payroll taxes	98,356	109,683

Other accrued expenses	10,856	2,666

Total Current Liabilities	222,609	239,578

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares — 5,000,000; Issued and outstanding shares — none	—	—

Common Stock, $.01 par value:

Authorized shares — 25,000,000; Issued and outstanding shares — 5,109,235	51,092	51,092

Additional paid-in capital	14,083,028	14,083,028

Deferred compensation	(154,550)	(136,715)

Deficit accumulated during the development stage	(5,490,344)	(6,159,079)

Total Shareholders’ Equity	8,489,226	7,838,326

Total Liabilities and Shareholders’ Equity	$8,711,835	$8,077,904

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Statements of Operations
(Unaudited)

			Period From
	Three Months Ended		July 19, 1988
	September 30		(Inception) to
			September 30,
	1998	1999	1999

Revenue:

Equipment sales	$—	$71,498	$452,745

Cost and Expenses:

Cost of equipment sales	—	17,533	156,321

Research and development	169,043	63,271	2,198,215

Selling, general and administrative	404,562	750,711	4,918,578

Total Cost and Expenses	573,605	831,515	7,273,114

Operating Loss	(573,605)	(760,017)	(6,820,369)

Other Income (Expense):

Interest income	92,600	91,282	708,321

Interest expense	—	—	(47,031)

	92,600	91,282	661,290

Net Loss and Deficit Accumulated During the Development Stage	$(481,005)	$(668,735)	$(6,159,079)

Basic and Dilutive Net Loss per Share	$(.11)	$(.13)	$(4.63)

Weighted Average Shares Outstanding	4,560,936	5,109,235	1,329,252

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Period From
	Three Months Ended		July 19, 1988
	September 30		(Inception) to
			September 30,
	1998	1999	1999

Operating Activities:

Net loss	$(481,005)	$(668,735)	$(6,159,079)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	—	17,835	590,738

Depreciation	9,737	23,120	151,708

Amortization	2,323	1,700	24,355

Write-off of property and equipment	—	—	42,702

Change in operating assets and liabilities:

Accounts receivable	—	(50,091)	(232,819)

Interest receivable	(57,073)	(4,590)	(54,343)

Inventory	(143,415)	(261,579)	(637,076)

Prepaid expenses	126,593	(23,914)	(28,634)

Other assets	—	—	(6,730)

Accounts payable	4,118	13,832	127,229

Accrued payroll and payroll taxes	36,000	11,327	109,683

Other accrued expenses	—	(8,190)	2,840

Net cash used in operating activities	(502,722)	(949,285)	(6,069,426)

Investing Activities:

Purchase of property and equipment	(138,514)	(39,393)	(594,765)

Payment of patent costs	—	—	(46,455)

Net cash used in investing activities	(138,514)	(39,393)	(641,220)

Financing Activities:

Proceeds from notes payable	—	—	315,500

Payments of notes payable	—	—	(49,000)

Issuance of Common Stock	9,188,464	—	13,140,293

Redemption of Common Stock	—	—	(300)

Net cash provided by financing activities	9,188,464	—	13,406,493

Net increase (decrease) in cash and cash equivalents	8,547,228	(988,678)	6,695,847

Cash and cash equivalents at beginning of period	1,239,804	7,684,525	—

Cash and cash equivalents at end of period	$9,787,032	$6,695,847	$6,695,847

Supplemental Schedule of Noncash Financing Activities:

Conversion of note payable and accrued interest into Common Stock	$—	$—	$266,674

Cash paid for interest	—	—	12,526

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Notes to Financial Statements
(Unaudited)

September 30, 1999

1.  Interim Financial Information

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. The June 30, 1999 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The policies described in that report are used for preparing quarterly reports.

2.  Shareholders’ Equity

      In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit. Each unit consists of one share of Common Stock and one redeemable Class A Warrant which entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Warrants expire on July 22, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify such forward-looking statements.

Overview

      The Company was founded in July 1988 to develop its blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. From inception, the majority of the Company’s efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen, diagnose and monitor the treatment of patients with cardiovascular disease. While the Company has developed and tested commercial models of the Product and in April 1998 commenced marketing the Model CR-2000 for research use only, it expects to incur substantial net operating losses until it achieves a significant level of revenue following FDA clearance to Market the Model DO-2020.

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

      The Company wishes to caution readers not to place undo reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in the Company’s 1999 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, the Company’s ability to receive regulatory approval for its Model DO-2020 product and its anticipated Model DO-2020i product; the availability of third-party reimbursements; market acceptance of the Company’s products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; the ability to manufacture the Company’s products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for the Company’s products; the Company’s ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and the Company’s ability to protect its proprietary technology.

Development Stage Results of Operations

      The Company is a development stage company and is not presently generating any significant revenues. There can be no assurance that the Company will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of September 30, 1999, the Company had a deficit accumulated during the development stage of $(6,159,079), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

      The Company has developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of providing parameters that are useful in assessing the cardiovascular system. The Company has developed two models of the HDI/ PulseWave™ CardioVascular Profiling Instrument: (1) CR-2000 which is currently in use by physician scientists for research purposes only; and (2) the DO-2020 which is intended to assist physicians and other health care professionals in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease. Following receipt of a medical device CE Mark, the Company intends to pursue foreign registrations and approvals that will allow marketing of a similar model, the DO-2020i, in foreign markets. The Company has not yet received permission to market the DO-2020 from the FDA. Although FDA clearance on the Model DO-2020 is taking longer than the Company had originally anticipated, the Company continues to believe that a FDA 510(k) clearance is the correct approach and that the process will be completed within the fiscal year ending June 30, 2000.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1999

      For the three months ended September 30, 1999, the Company recorded revenue of $71,198 relating to sales of the HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling Instrument. There was no revenue for the three months ended September 30, 1998.

      Total cost and expenses for the three months ended September 30, 1998 were $573,605 compared to $831,515 for the three months ended September 30, 1999. Approximately 29% of the $573,605 and 8% of the $831,515 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	September 30

	1998	1999

Design and development of prototype devices and other enhancements and improvements	$77,147	$45,436

Design and development of a Central Data Management Facility (CDMF)	91,896	—

Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	17,835

Total research and development expenses	$169,043	$63,271

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the DO-2020 integrated with the Company’s tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30

	1998	1999

Wages, related expenses and benefits	$176,592	$239,301

Patents and related expenses	7,838	29,382

Outside consultants	69,428	92,994

Rent-building and utilities	21,617	22,478

Insurance-general and directors/officers liability	19,518	11,203

Selling, marketing and promotion, including applicable wages	22,137	216,525

Depreciation and amortization	12,060	24,820

Other-general and administrative	75,372	114,008

Total selling, general and administrative expenses	$404,562	$750,711

      The Company’s number of employees increased from seven in the three months ended September 30, 1998 to fifteen in the three months ended September 30, 1999. In April 1999, the Company hired Dennis L. Sellke to serve as its Chief Executive Officer.

      The increase in outside consultants expense from $69,428 for the three months ended September 30, 1998 to $92,994 for the three months ended September 30, 1999 was mainly attributable to additional work relating to the Company’s FDA 510(k) application, efforts concerning an approach for obtaining physician reimbursement from insurance coverage and third party payers, and the Company’s ISO 9002 certification and CE Mark for the Model CR-2000.

      Selling marketing and promotion expense increased from $22,137 for the three months ended September 30, 1998 to $216,525 for the three months ended September 30, 1999. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel and convention expenses. In this regard, the Company added the following individuals: Director of Sales (during March 1998), Director of Marketing (during May 1998) and Northeast regional sales manager (during July 1999).

      Interest income was $92,600 and $91,282 for the three months ended September 30, 1998 and 1999, respectively. In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(481,005) and $(668,735) for the three months ended September 30, 1998 and 1999, respectively. For the three months ended September 30, 1998, basic and dilutive net loss per share was $(.11), based on weighted average shares outstanding of 4,560,936. For the three months ended September 30, 1999, basic and dilutive net loss per share was $(.13), based on weighted average shares outstanding of 5,109,235.

Liquidity and Capital Resources

      Cash and cash equivalents had a net increase of $8,547,228 for the three months ended September 30, 1998. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(468,945); decrease in prepaid expenses — $126,593; increase in inventory — $143,415; net cash used in investing activities  — purchase of property and equipment — $138,514; net cash provided by financing activities — issuance of Common Stock — $9,188,464. For the three months ended September 30, 1999, cash and cash equivalents had a net decrease of $988,678. The significant elements of this change were as follows: net cash used in operating activities  — net loss, as adjusted for non-cash items, of $(626,080); increase in inventory — $261,579.

      In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of September 30, 1999, the Company has cash and cash equivalents of $6,695,847, and anticipates that these funds should allow it to pursue the different elements of the Company’s business development strategy for at least the next 15 to 21 months. The Company’s business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the Model DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

      Although not assured, in addition to the net proceeds from the IPO, the Company may derive over a period of time up to $14,231,250 from the exercise of the Class A Warrants included in the units. Each Class A Warrant entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Warrants expire on July 22, 2002. The amounts, if any, that the Company derives from the exercise of such Class A Warrants will be used in connection with the Company’s development opportunities, business plan activities and/or working capital requirements.

Year 2000 Compliance

      The Company has considered the potential impact of the Year 2000 for its internal information systems, external integration problems, the various models of its Product and the CDMF. The Company believes that its internal information systems and current Product and the CDMF are Year 2000 compliant. The Company’s Product and the CDMF have been designed and developed to be Year 2000 compliant. In addition, the Product and the CDMF have been tested to ensure that their performance and functionality are not affected by the Year 2000 compliance issues. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving Year 2000 compliance, which could result in a material adverse effect on the Company’s future results of operations.

PART II.  OTHER INFORMATION

Item 2. Use of Proceeds

      The following table sets forth the Company’s use of the net proceeds from its initial public offering, from July 28, 1998 through September 30, 1999:

Temporary investments (U.S. Government obligations/notes and U.S. Government money market fund; other short-term high quality, interest-bearing instruments)	$6,695,847

Central Data Management Facility	318,194

Purchase of property and equipment	365,480

Sales, marketing and promotion	374,239

Wages, related expenses and benefits	731,005

Outside consultants	181,910

Inventory	521,739

$9,188,414

Item 6. Exhibits and Reports on Form 8-K

      (a)  The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

Exhibit
No.	Description

27	Financial Data Schedule for the quarter ended September 30, 1999.

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By	/s/ JAMES S. MURPHY

James S. Murphy
Vice President-Finance and
Chief Financial Officer
(principal financial officer)

Date: November 12, 1999

EXHIBIT INDEX

Exhibit
No.	Description

27	Financial Data Schedule for the quarter ended September 30, 1999.