Form 10QSB
period 1999-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2000-02-11
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1999

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

Yes [X] No [ ]

The number of shares of Common Stock outstanding as of January 31, 2000 was 5,109,235.

Transitional Small Business Disclosure Format:

Yes [ ] No [X]

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-QSB

Page No.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements	3

Balance Sheets — June 30, 1999 and December 31, 1999	3

Statements of Operations — Three Months and Six Months Ended December 31, 1998 and 1999, respectively, and Period From July 19, 1988 (Inception) to December 31, 1999	4

Statements of Cash Flows — Six Months Ended December 31, 1998 and 1999 and Period From July 19, 1988 (Inception) to December 31, 1999	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II. OTHER INFORMATION:

Item 2. Use of Proceeds	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	15

EXHIBIT INDEX	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	1999	1999

Assets		(Unaudited )

Current Assets:

Cash and cash equivalents	$7,684,525	$5,677,258

Accounts receivable	182,728	88,498

Interest receivable	49,753	49,905

Inventory	375,497	972,201

Prepaid expenses	4,720	67,448

Total Current Assets	8,297,223	6,855,310

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	458,999	530,666

Less accumulated depreciation	(92,119)	(140,564)

	384,082	407,304

Patents, net of accumulated amortization of $21,605 and $25,005 at June 30 and December 31, 1999, respectively	23,800	20,400

Others Assets	6,730	6,730

Total Assets	$8,711,835	$7,289,744

Liabilities and Shareholders’ Equity Current Liabilities:

Accounts payable	$113,397	$236,427

Accrued payroll and payroll taxes	98,356	153,553

Other accrued expenses	10,856	2,594

Total Current Liabilities	222,609	392,574

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none	—	—

Common Stock, $.01 par value:

Authorized shares—25,000,000

Issued and outstanding shares—5,109,235	51,092	51,092

Additional paid-in capital	14,083,028	14,083,028

Deferred compensation	(154,550)	(118,880)

Deficit accumulated during the development stage	(5,490,344)	(7,118,070)

Total Shareholders’ Equity	8,489,226	6,897,170

Total Liabilities and Shareholders’ Equity	$8,711,835	$7,289,744

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					Period From
	Three Months Ended		Six Months Ended		July 19, 1988
	December 31		December 31		(Inception) to
					December 31,
	1998	1999	1998	1999	1999

Revenue:

Equipment sales	$95,498	$57,499	$95,498	$128,997	$510,244

Cost and Expenses:

Cost of equipment sales	29,092	12,420	29,092	29,953	168,741

Research and development	195,708	164,687	364,751	227,958	2,362,902

Selling, general and administrative	533,032	926,220	937,594	1,676,931	5,844,798

Total Cost and Expenses	757,832	1,103,327	1,331,437	1,934,842	8,376,441

Operating Loss	(662,334)	(1,045,828)	(1,235,939)	(1,805,845)	(7,866,197)

Other Income (Expense):

Interest income	121,100	86,837	213,700	178,119	795,158

Interest expense	—	—	—	—	(47,031)

	121,100	86,837	213,700	178,119	748,127

Net Loss and Deficit Accumulated During the Development Stage	$(541,234)	$(958,991)	$(1,022,239)	$(1,627,726)	$(7,118,070)

Basic and Dilutive Net Loss per Share	$(.11)	$(.19)	$(.21)	$(.32)	$(5.04)

Weighted Average Shares Outstanding	5,105,857	5,109,235	4,836,655	5,109,235	1,413,434

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Period From
	Six Months Ended		July 19, 1988
	December 31		(Inception) to
			December 31,
	1998	1999	1999

Operating Activities:

Net loss	$(1,012,239)	$(1,627,726)	$(7,118,070)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	—	35,670	608,573

Depreciation	26,100	48,445	177,033

Amortization	4,646	3,400	26,055

Write-off of property and equipment	—	—	42,702

Change in operating assets and liabilities:

Accounts receivable	(95,785)	94,230	(88,498)

Interest receivable	(53,257)	(152)	(49,905)

Inventory	(172,173)	(596,704)	(972,201)

Prepaid expenses	125,121	(62,728)	(67,448)

Other assets	(200)	—	(6,730)

Accounts payable	(93,619)	123,030	236,427

Accrued payroll and payroll taxes	10,180	55,197	153,553

Other accrued expenses	33,452	(8,262)	2,768

Net cash used in operating activities	(1,227,774)	(1,935,600)	(7,055,741)

Investing Activities:

Purchase of property and equipment	(241,252)	(71,667)	(627,039)

Payment of patent costs	—	—	(46,455)

Net cash used in investing activities	(241,252)	(71,667)	(673,494)

Financing Activities:

Proceeds from notes payable	—	—	315,500

Payments of notes payable	—	—	(49,000)

Issuance of Common Stock	9,196,464	—	13,140,293

Redemption of Common Stock	—	—	(300)

Net cash provided by financing activities	9,196,464	—	13,406,493

Net increase (decrease) in cash and cash equivalents	7,727,438	(2,007,267)	5,677,258

Cash and cash equivalents at beginning of period	1,239,804	7,684,525	—

Cash and cash equivalents at end of period	$8,967,242	$5,677,258	$5,677,258

Supplemental Schedule of Noncash Financing Activities:

Conversion of note payable and accrued interest into Common Stock	$—	$—	$266,674

Cash paid for interest	—	—	12,526

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

December 31, 1999

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. The June 30, 1999 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The policies described in that report are used for preparing quarterly reports.

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

Item 2. Management’S Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in the Company’s 1999 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, the Company’s ability to receive regulatory approval for its CVProfilor™ DO-2020 System; the availability of third-party reimbursements; market acceptance of the Company’s products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture the Company’s products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for the Company’s products; the Company’s ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and the Company’s ability to protect its proprietary technology.

Overview

      The Company was founded in July 1988 to develop its blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. The Company has developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of providing parameters that are useful in assessing the cardiovascular system. From inception, the majority of the Company’s efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen patients with cardiovascular disease. While the Company has developed and tested commercial models of the Product and in April 1998 commenced marketing the CR-2000 Research CardioVascular Profiling System for research use only, it expects to incur substantial net operating losses until it achieves a significant level of revenue following FDA clearance to market the CVProfiler™ DO-2020.

      The Company plans to market three models: the CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 System and the CVProfilor™ MD-3000 System (previously referred to as the Model DO-2020i). Management believes that the CR-2000, intended for research use only in the United States (that is, not for screening, diagnosing, monitoring or determining treatment of patients), does not require FDA clearance to market, and marketing activities have commenced worldwide. The CVProfilor™ DO-2020 System, intended for use by physicians to screen patients with vascular disease, is an FDA regulated medical device. The Company is unable to market the CVProfilor™ DO-2020 System in the United States until FDA clearance to market is obtained.

      On November 30, 1999, the Company announced that its Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TUV Product Services. The Company’s non-invasive CR-2000 Research CardioVascular Profiling System now carries the ‘CE0123’ mark, indicating that the CR-2000 is certified for sale throughout the European Union and that the product complies with applicable safety standards. The Company is currently pursuing foreign registrations and approvals that will allow marketing of a similar physician product, the CVProfilor™ MD-3000 System, in foreign markets.

Development Stage Results of Operations

      The Company is a development stage company and is not presently generating any significant revenues. There can be no assurance that the Company will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of December 31, 1999, the Company had a deficit accumulated during the development stage of $(7,118,070), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

      The Company is seeking clearance from the FDA to market the CVProfilor™ DO-2020. The Company has been notified by the FDA that it will not be granted an extension to the 510(k) Premarket Notification submission that was previously submitted. Instead, the FDA has requested that the Company submit a new 510(k) submission which will include additional information as mutually agreed upon between the FDA and the Company. The gathering of information and the drafting of a new submission is ongoing, and a new 510(k) submission for the CVProfilor™ DO-2020 System is expected to be forwarded to the FDA before the end of the Company's fiscal year (that is, before June 30, 2000). It is unknown how long it will take the FDA to review the 510(k) submission, or when the FDA will clear the 510(k), if at all.

      In the quarter ended December 31, 1999, the Company established an Executive Incentive Bonus Plan (the “Bonus Plan”). The main objective of the Bonus Plan is to reward the senior management team for accomplishment of periodic major corporate milestones essential to the growth of the Company and supporting of increased shareholder value. Each fiscal year, the Board of Directors of the Company will review program participation and the payout criteria established for the fiscal year. Upon approval, the eligible officers will be measured versus the criteria set and compensated in accordance with the terms of their own unique employment agreement.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1999

      Revenue was $95,498 and $57,499 for the three months ended December 31, 1998 and 1999, respectively. This revenue related to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the three months ended December 31, 1998 were $757,832 compared to $1,103,327 for the three months ended December 31, 1999. Approximately 26% of the $757,832 and 15% of the $1,103,327 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	December 31

	1998	1999

Design and development of prototype devices and other enhancements and improvements	$80,408	$146,852

Design and development of a Central Data Management Facility (CDMF)	115,300	—

Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	17,835

Total research and development expenses	$195,708	$164,687

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the CVProfilor™ DO-2020

System integrated with the Company’s tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31

	1998	1999

Wages, related expenses and benefits	$127,489	$299,042

Patents and related expenses	8,367	14,584

Outside consultants	60,100	101,527

Rent-building and utilities	21,706	21,913

Insurance-general and directors/officers liability	16,092	12,392

Selling, marketing and promotion, including applicable wages	106,345	300,425

Depreciation and amortization	18,686	27,026

Other-general and administrative	174,247	149,311

Total selling, general and administrative expenses	$533,032	$926,220

      The Company’s number of employees increased from ten in the three months ended December 31, 1998 to seventeen in the three months ended December 31, 1999.

      The increase in outside consultants expense from $60,100 for the three months ended December 31, 1998 to $101,527 for the three months ended December 31, 1999 was mainly attributable to additional work relating to the Company’s FDA 510(k) Application and the Company’s ISO-9002 certification and CE mark for the CR-2000 Research CardioVascular Profiling System.

      Selling, marketing and promotion expense increased from $106,345 for the three months ended December 31, 1998 to $300,425 for the three months ended December 31, 1999. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel and convention expenses.

      Interest income was $121,100 and $86,837 for the three months ended December 31, 1998 and 1999, respectively. In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(541,234) and $(958,991) for the three months ended December 31, 1998 and 1999, respectively. For the three months ended December 31, 1998, basic and dilutive net loss per share was $(.11), based on weighted average shares outstanding of 5,105,857. For the three months ended December 31, 1999, basic and dilutive net loss per share was $(.19), based on weighted average shares outstanding of 5,109,235.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1999

      Revenue was $95,498 and $128,997 for the six months ended December 31, 1998 and 1999, respectively. This revenue related to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the six months ended December 31, 1998 were $1,331,437 compared to $1,934,842 for the six months ended December 31, 1999. Approximately 27% of the $1,331,437 and 12% of the $1,934,842 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Six Months Ended
	December 31

	1998	1999

Design and development of prototype devices and other enhancements and improvements	$157,555	$192,288

Design and development of a Central Data Management Facility (CDMF)	207,196	—

Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	35,670

Total research and development expenses	$364,751	$227,958

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the CVProfilor™ DO-2020 System integrated with the Company’s tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31

	1998	1999

Wages, related expenses and benefits	$304,081	$538,343

Patents and related expenses	16,205	43,966

Outside consultants	129,528	194,521

Rent-building and utilities	43,323	44,391

Insurance-general and directors/officers liability	35,610	23,595

Selling, marketing and promotion, including applicable wages	128,482	516,950

Depreciation and amortization	30,746	51,846

Other-general and administrative	249,619	263,319

Total selling, general and administrative expenses	$937,594	$1,676,931

      The Company’s number of employees increased from ten in the six months ended December 31, 1998 to seventeen in the six months ended December 31, 1999.

      The increase in outside consultants expense from $129,528 for the six months ended December 31, 1998 to $194,521 for the six months ended December 31, 1999 was mainly attributable to additional work relating to the Company’s FDA 510(k) Application and the Company’s ISO-9002 certification and CE mark for the CR-2000 Research CardioVascular Profiling System.

      Selling, marketing and promotion expense increased from $128,482 for the six months ended December 31, 1998 to $516,950 for the six months ended December 31, 1999. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel and convention expenses.

      Interest income was $213,700 and $178,119 for the six months ended December 31, 1998 and 1999, respectively. In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(1,022,239) and $(1,627,726) for the six months ended December 31, 1998 and 1999, respectively. For the six months ended December 31, 1998, basic and dilutive net loss per share was $(.21), based on weighted average shares outstanding of 4,836,655. For the six months ended December 31, 1999, basic and dilutive net loss per share was $(.32), based on weighted average shares outstanding of 5,109,235.

Liquidity and Capital Resources

      Cash and cash equivalents had a net increase of $7,727,438 for the six months ended December 31, 1998. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(981,493); decrease in prepaid expenses — $125,121; increase in inventory — $172,173; net cash used in investing activities — purchase of property and equipment — $241,252; net cash provided by financing activities - issuance of Common Stock — $9,196,464. For the six months ended December 31, 1999, cash and cash equivalents had a net decrease of $2,007,267. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(1,540,211); increase in inventory — $596,704; increase in accounts payable — $123,030.

      In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of December 31, 1999, the Company has cash and cash equivalents of $5,677,258, and anticipates that these funds should allow it to pursue the different elements of the Company’s business development strategy for approximately the next 12 to 15 months. The Company’s business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the CV Profilor™ DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

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

Year 2000 Compliance

      Although it is now after January 1, 2000, many existing computer programs still use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail, create erroneous results, or otherwise lead to significant business delays and disruptions in the Year 2000. The Company has experienced no Year 2000 information systems problems to date, and it believes its internal information technology systems remain Year 2000 compliant. The Company has, and expects to have certain material relationships with suppliers and vendors. Although the Company has experienced no problems to date, it is currently unable to predict to what extent the Year 2000 issue may affect such existing and anticipated suppliers or vendors, or to what extent the Company would be vulnerable to any failure by its suppliers or vendors to be Year 2000 compliant. The failure of a supplier or vendor to remediate any Year 2000 issues could have a material adverse effect on the Company’s business, financial condition or results of operation.

PART II. OTHER INFORMATION

      Item 2. Use of Proceeds

      The following table sets forth the Company’s use of the net proceeds from its initial public offering, from July 28, 1998 through December 31, 1999:

Temporary investments (U.S. Government obligations/notes and U.S. Government money market fund; other short-term high quality, interest-bearing instruments)	$5,677,258

Central Data Management Facility	318,194

Purchase of property and equipment	397,754

Sales, marketing and promotion	674,664

Wages, related expenses and benefits	967,823

Outside consultants	283,437

Inventory	869,284

$9,188,414

      Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on November 30, 1999.

(b) The results of the shareholders’ votes were as follows:

		For	Against	Abstain

1.	Re-Election of Class I Directors Melville R. Bois Charles F. Chesney, D.V.M., Ph.D, R.A.C.	3,923,536 4,021,036	- -	143,500 46,000

2.	Approval of Selection of Independent Auditors	4,021,496	45,100	440

      Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

Exhibit No.	Description

10.17	Employment Agreement between Dennis L. Sellke and the Company, dated December 22, 1999

10.18	Employment Agreement between Charles F. Chesney, D.V.M and the Company, dated December 22, 1999

10.19	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999

10.20	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999

27	Financial Data Schedule for the quarter ended December 31, 1999

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ James S. Murphy James S. Murphy Vice President of Finance and Chief Financial Officer (principal financial officer)

Date: February 11, 2000

EXHIBIT INDEX

Exhibit No.	Description

10.17	Employment Agreement between Dennis L. Sellke and the Company, dated December 22, 1999

10.18	Employment Agreement between Charles F. Chesney, D.V.M and the Company, dated December 22, 1999

10.19	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999

10.20	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999

27	Financial Data Schedule for the quarter ended December 31, 1999