Form 10QSB
period 2000-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2000-05-12
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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

Yes [X] No [ ]

The number of shares of Common Stock outstanding as of April 30, 2000 was 5,173,697.

Transitional Small Business Disclosure Format:

Yes [ ] No [X]

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-QSB

Page No.
PART I.FINANCIAL INFORMATION:

Item 1. Financial Statements	3

Balance Sheets – June 30, 1999 and March 31, 2000	3

Statements of Operations — Three Months and Nine Months Ended March 31, 1999 and 2000, respectively, and Period From July 19, 1988 (Inception) to March 31, 2000	4

Statements of Cash Flows — Nine Months Ended March 31, 1999 and 2000 and Period From July 19, 1988 (Inception) to March 31, 2000	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.OTHER INFORMATION:

Item 2. Use of Proceeds	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

EXHIBIT INDEX	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Balance Sheets

	June 30,	March 31,
	1999	2000

Assets		(Unaudited )

Current Assets:

Cash and cash equivalents	$7,684,525	$4,794,129

Accounts receivable	182,728	162,047

Interest receivable	49,753	29,815

Inventory	375,497	1,279,367

Prepaid expenses	4,720	40,190

Total Current Assets	8,297,223	6,305,548

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	458,999	533,764

Less accumulated depreciation	(92,119)	(165,951)

	384,082	385,015

Patents, net of accumulated amortization of $21,605 and $26,705 at June 30, 1999 and March 31, 2000, respectively	23,800	18,700

Others Assets	6,730	6,730

Total Assets	$8,711,835	$6,715,993

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$113,397	$257,077

Accrued payroll and payroll taxes	98,356	118,565

Other accrued expenses	10,856	12,190

Total Current Liabilities	222,609	387,832

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none	—	—

Common Stock, $.01 par value:

Authorized shares—25,000,000

Issued and outstanding shares—5,109,235 at June 30, 1999 and 5,173,697 at March 31, 2000	51,092	51,737

Additional paid-in capital	14,083,028	14,211,307

Deferred compensation	(154,550)	(101,045)

Deficit accumulated during the development stage	(5,490,344)	(7,833,838)

Total Shareholders’ Equity	8,489,226	6,328,161

Total Liabilities and Shareholders’ Equity	$8,711,835	$6,715,993

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statements of Operations

(Unaudited)

					Period From
	Three Months Ended		Nine Months Ended		July 19, 1988
	March 31		March 31		(Inception) to
					March 31,
	1999	2000	1999	2000	2000

Revenue:

Equipment sales	$37,750	$165,244	$133,248	$294,241	$675,488

Cost and Expenses:

Cost of equipment sales	14,308	30,720	43,400	60,673	199,461

Research and development	165,480	111,413	530,231	339,371	2,474,315

Selling, general and administrative	486,881	809,456	1,424,475	2,486,387	6,654,254

Total Cost and Expenses	666,669	951,589	1,998,106	2,886,431	9,328,030

Operating Loss	(628,919)	(786,345)	(1,864,858)	(2,592,190)	(8,652,542)

Other Income (Expense):

Interest income	105,402	70,577	319,102	248,696	865,735

Interest expense	—	—	—	—	(47,031)

	105,402	70,577	319,102	248,696	818,704

Net Loss and Deficit Accumulated During the Development Stage	$(523,517)	$(715,768)	$(1,545,756)	$(2,343,494)	$(7,833,838)

Basic and Dilutive Net Loss per Share	$(.10)	$(.14)	$(.31)	$(.46)	$(5.13)

Weighted Average Shares Outstanding	5,109,235	5,119,745	4,926,185	5,112,751	1,526,217

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31		Period From July 19, 1988 (Inception) to March 31,
	1999	2000	2000

Operating Activities:

Net loss	$(1,545,756)	$(2,343,494)	$(7,833,838)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	—	53,505	626,408

Depreciation	44,972	73,832	202,420

Amortization	6,969	5,100	27,755

Write-off of property and equipment	—	—	42,702

Change in operating assets and liabilities:

Accounts receivable	(45,111)	20,681	(162,047)

Interest receivable	(49,616)	19,938	(29,815)

Inventory	293,816)	(903,870)	(1,279,367)

Prepaid expenses	137,831	(35,470)	(40,190)

Other assets	(200)	—	(6,730)

Accounts payable	70,552	143,680	257,077

Accrued payroll and payroll taxes	24,060	20,209	118,565

Other accrued expenses	3,284	1,334	12,364

Net cash used in operating activities	(1,646,831)	(2,944,555)	(8,064,696)

Investing Activities:

Purchase of property and equipment	(275,366)	(74,765)	(630,137)

Payment of patent costs	—	—	(46,455)

Net cash used in investing activities	(275,366)	(74,765)	(676,592)

Financing Activities:

Proceeds from notes payable	—	—	315,500

Payments of notes payable	—	—	(49,000)

Issuance of Common Stock	9,196,464	128,924	13,269,217

Redemption of Common Stock	—	—	(300)

Net cash provided by financing activities	9,196,464	128,924	13,535,417

Net increase (decrease) in cash and cash equivalents	7,274,267	(2,890,396)	4,794,129

Cash and cash equivalents at beginning of period	1,239,804	7,684,525	—

Cash and cash equivalents at end of period	$8,514,071	$4,794,129	$4,794,129

Supplemental Schedule of Noncash Financing Activities:

Conversion of note payable and accrued interest into Common Stock	$—	$—	$266,674

Cash paid for interest	—	—	12,526

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

March 31, 2000

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. The June 30, 1999 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The policies described in that report are used for preparing quarterly reports.

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

3.	Subsequent Event — Chief Executive Officer/Director

On April 26, 2000, the Company announced that Dennis L. Sellke had resigned as a director of the Company effective April 21, 2000, and will no longer be serving as its Chief Executive Officer. The Company also reported that Greg H. Guettler, the Company’s President, would assume most of Mr. Sellke’s responsibilities with the assistance of the other Company officers, Dr. Charles F. Chesney, Executive Vice President and Chief Technology Officer, and Mr. James S. Murphy, Senior Vice President, Finance and Administration and Chief Financial Officer.

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

Overview

      The Company was founded in July 1988 to develop its blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. The Company has developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of determining several parameters that are useful in assessing the cardiovascular system. From inception, the majority of the Company’s efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen patients for cardiovascular disease. While the Company has developed and tested commercial models of the Product and in April 1998 commenced marketing the CR-2000 Research CardioVascular Profiling System for research use only, it expects to incur substantial net operating losses until it achieves a significant level of revenue following FDA clearance to market the CVProfiler™ DO-2020 System.

      The Company plans to market three models: the CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 System and the CVProfilor™ MD-3000 System (previously referred to as the Model DO-2020i). Management believes that the CR-2000, intended for research use only in the United States (that is, not for screening, diagnosing, monitoring or determining the treatment of patients), does not require FDA clearance to market, and marketing and distribution activities have commenced worldwide. The CVProfilor™ DO-2020 System, intended for use by physicians to screen patients with vascular disease, is an FDA regulated medical device. The Company is unable to market the CVProfilor™ DO-2020 System in the United States until FDA clearance to market is obtained.

      On November 30, 1999, the Company announced that its Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TUV Product Services. The Company’s non-invasive CR-2000 Research CardioVascular Profiling System now carries the ‘CE0123’ mark, indicating that the CR-2000 is certified for sale throughout the European Union and that the product complies with the Medical Device Directives and applicable safety standards. The Company is currently pursuing foreign registrations and approvals that will allow marketing of a similar product for use by physicians, the CVProfilor™ MD-3000 System, in foreign markets.

Development Stage Results of Operations

      The Company is a development stage company and is not presently generating any significant revenues. There can be no assurance that the Company will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement its business plan or its current development opportunities. As of March 31, 2000, the Company had a deficit accumulated during the development stage of $(7,833,838), attributable primarily to research and development and general and administrative expenses. Until it is able to generate significant revenues from its activities, the Company expects to continue to incur operating losses.

      The Company is seeking clearance from the FDA to market the CVProfilor™ DO-2020 System. The Company has been notified by the FDA that it will not be granted an extension to the 510(k) Premarket Notification submission that was previously submitted. Instead, the FDA has requested that the Company submit a new 510(k) submission which will include additional information as mutually agreed upon between the FDA and the Company. The gathering of information and the drafting of a new submission is ongoing, and a new 510(k) submission for the CVProfilor™ DO-2020 System is expected to be forwarded to the FDA before the end of the Company’s fiscal year (that is, before June 30, 2000). It is unknown how long it will take the FDA to review the 510(k) submission, or when the FDA will clear the 510(k), if at all.

      In accordance with discussions between the FDA and the Company, the new 510(k) submission will be in support of a CVProfilor™ DO-2020 System which presents, in the reports it generates, clinical data regarding blood pressure measurements, pulse rate and both large and small artery elasticity indices only. After the receipt of clearance from the FDA on said submission, the Company plans to submit additional information and/or clinical data with the goal of receiving FDA clearance for an enhancement of the reports. The Company believes that such an enhanced version of the CVProfilor™ DO-2020 System will facilitate the ability of physicians using it to obtain insurance company and other third-party reimbursement, which cannot be assured.

      Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

      Revenue was $37,750 and $165,244 for the three months ended March 31, 1999 and 2000, respectively. This revenue related to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the three months ended March 31, 1999 were $666,669 compared to $951,589 for the three months ended March 31, 2000. Approximately 25% of the $666,669 and 12% of the $951,589 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	March 31

	1999	2000

Design and development of prototype devices and other enhancements and improvements	$55,632	$93,578

Design and development of a Central Data Management Facility (“CDMF”)	109,848	—

Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	17,835

Total research and development expenses	$165,480	$111,413

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the CVProfilor™ DO-2020 System integrated with the Company’s tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31

	1999	2000

Wages, related expenses and benefits	$157,192	$275,701

Patents and related expenses	16,677	19,469

Outside consultants	44,701	73,442

Rent-building and utilities	21,717	21,855

Insurance-general and directors/officers liability	17,671	12,737

Selling, marketing and promotion, including applicable wages	112,569	246,501

Depreciation and amortization	21,195	27,086

Other-general and administrative	95,159	132,665

Total selling, general and administrative expenses	$486,881	$809,456

      The Company’s number of employees increased from thirteen in the three months ended March 31, 1999 to sixteen in the three months ended March 31, 2000.

      The increase in outside consultants expense from $44,701 for the three months ended March 31, 1999 to $73,442 for the three months ended March 31, 2000 was mainly attributable to additional work relating to the Company’s FDA 510(k) Application and the Company’s ISO-9002 certification and CE mark for the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Selling, marketing and promotion expense increased from $112,569 for the three months ended March 31, 1999 to $246,501 for the three months ended March 31, 2000. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel and convention expenses.

      Interest income was $105,402 and $70,577 for the three months ended March 31, 1999 and 2000, respectively. In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(523,517) and $(715,768) for the three months ended March 31, 1999 and 2000, respectively. For the three months ended March 31, 1999, basic and dilutive net loss per share was $(.10), based on weighted average shares outstanding of 5,109,235. For the three months ended March 31, 2000, basic and dilutive net loss per share was $(.14), based on weighted average shares outstanding of 5,119,745.

      Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 2000

      Revenue was $133,248 and $294,241 for the nine months ended March 31, 1999 and 2000, respectively. This revenue related to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the nine months ended March 31, 1999 were $1,998,106 compared to $2,886,431 for the nine months ended March 31, 2000. Approximately 27% of the $1,998,106 and 12% of the $2,886,431 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Nine Months Ended
	March 31

	1999	2000

Design and development of prototype devices and other enhancements and improvements	$213,187	$285,866

Design and development of a Central Data Management Facility (“CDMF”)	317,044	—

Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	53,505

Total research and development expenses	$530,231	$339,371

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the CVProfilor™ DO-2020 System integrated with the Company’s tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31

	1999	2000

Wages, related expenses and benefits	$461,273	$814,044

Patents and related expenses	32,882	63,435

Outside consultants	174,229	267,963

Rent-building and utilities	65,040	66,246

Insurance-general and directors/officers liability	53,281	36,332

Selling, marketing and promotion, including applicable wages	241,051	763,451

Depreciation and amortization	51,941	78,932

Other-general and administrative	344,778	395,984

Total selling, general and administrative expenses	$1,424,475	$2,486,387

      The Company’s number of employees increased from thirteen in the nine months ended March 31, 1999 to sixteen in the nine months ended March 31, 2000.

      The increase in outside consultants expense from $174,229 for the nine months ended March 31, 1999 to $267,963 for the nine months ended March 31, 2000 was mainly attributable to additional work relating to the Company’s FDA 510(k) Application and the Company’s ISO-9002 certification and CE mark for the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Selling, marketing and promotion expense increased from $241,051 for the nine months ended March 31, 1999 to $763,451 for the nine months ended March 31, 2000. This category includes wages and commissions paid by the Company relating to its sales and marketing efforts as well as travel and convention expenses.

      Interest income was $319,102 and $248,696 for the nine months ended March 31, 1999 and 2000, respectively. In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(1,545,756) and $(2,343,494) for the nine months ended March 31, 1999 and 2000, respectively. For the nine months ended March 31, 1999, basic and dilutive net loss per share was $(.31), based on weighted average shares outstanding of 4,926,185. For the nine months ended March 31, 2000, basic and dilutive net loss per share was $(.46), based on weighted average shares outstanding of 5,112,751.

Liquidity and Capital Resources

      Cash and cash equivalents had a net increase of $7,274,267 for the nine months ended March 31, 1999. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(1,493,815); decrease in prepaid expenses — $137,831; increase in inventory - $293,816; net cash used in investing activities — purchase of property and equipment — $275,366; net cash provided by financing activities — issuance of Common Stock — $9,196,464. For the nine months ended March 31, 2000, cash and cash equivalents had a net decrease of $2,890,396. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(2,211,057); increase in inventory — $903,870; increase in accounts payable — $143,680.

      In July 1998, the Company completed its initial public offering (IPO) in which it sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of March 31, 2000, the Company has cash and cash equivalents of $4,794,129, and anticipates that these funds should allow it to pursue the different elements of the Company’s business development strategy for approximately the next 9 to 12 months. The Company’s business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the CVProfilor™ DO-2020, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

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

Year 2000 Compliance

      Although it is now after January 1, 2000, many existing computer programs in the business world still use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail, create erroneous results, or otherwise lead to significant business delays and disruptions in the Year 2000. The Company has experienced no Year 2000 information systems problems to date, and it believes its internal information technology systems remain Year 2000 compliant. The Company has, and expects to have, certain material relationships with suppliers and vendors. Although the Company has experienced no problems to date, it is currently unable to predict to what extent the Year 2000 issue may affect such existing and anticipated suppliers or vendors, or to what extent the Company would be vulnerable to any failure by its suppliers or vendors to be Year 2000 compliant. The failure of a supplier or vendor to remediate any Year 2000 issues could have a material adverse effect on the Company’s business, financial condition or results of operation.

PART II. OTHER INFORMATION

      Item 2. Use of Proceeds

      The following table sets forth the Company’s use of the net proceeds from its initial public offering, from July 28, 1998 through March 31, 2000:

Temporary investments (U.S. Government obligations/notes and U.S. Government money market fund; other short-term high quality, interest-bearing instruments)	$4,794,129

Central Data Management Facility	318,194

Purchase of property and equipment	400,852

Selling, marketing and promotion	921,165

Wages, related expenses and benefits	1,190,025

Outside consultants	356,879

Inventory	1,207,170

$9,188,414

      Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

Exhibit No	Description

27	Financial Data Schedule for the quarter ended March 31, 2000.

______________________________

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

By /s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: May 12, 2000

EXHIBIT INDEX

Exhibit No	Description

27	Financial Data Schedule for the quarter ended March 31, 2000.