Form 10KSB
period 2000-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2000-09-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

[ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24635

Hypertension Diagnostics, Inc.

(Name of Small Business Issuer in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1618036 (I.R.S. Employer Identification No.)

2915 Waters Road, Suite 108, Eagan, Minnesota 55121

(Address of Principal Executive Offices, including Zip Code)

Issuer’s Telephone Number: (651) 687-9999

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($.01 par value)

(Title of Class)

Redeemable Class A Warrant

(Title of Class)

Units, consisting of one share of Common Stock and one Redeemable Class A Warrant

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     The issuer’s revenues for its most recent fiscal year were $423,490.

      The aggregate market value of the voting stock held by nonaffiliates of the issuer as of September 15, 2000 was approximately $35,561,000, based upon the closing sale price for the Common Stock on that date as reported by The Nasdaq SmallCap Market.

      There were 5,255,240 shares of the issuer’s Common Stock, $.01 par value per share outstanding as of September 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  Business

Forward-Looking Statements

      The information presented in this Annual Report on Form 10-KSB and our public documents to which we refer contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our ability to receive regulatory approval for our CVProfilor™ DO-2020 CardioVascular Profiling System; the availability of third-party reimbursements; market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

      Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Introduction

      Hypertension Diagnostics, Inc. is engaged in the design, development, manufacturing and marketing of a proprietary medical device that it believes will non-invasively detect subtle changes in the elasticity of large and small arteries. Vascular compliance or elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We plan to market three versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 CardioVascular Profiling System and the CVProfilor™ MD-3000 CardioVascular Profiling System (previously referred to as the Model DO-2020i). The CR-2000 Research System is being marketed worldwide, has a mechanical device CE Mark (CE0123 ) which allows it to be marketed in the European Union, and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, monitoring or determining treatment of patients). The CVProfilor™ DO-2020 System is for primary care physicians and other health care professionals, and will require FDA clearance to market in the United States. We have forwarded a submission to the FDA to market the CVProfilor™ DO-2020 System and are currently awaiting clearance. The CVProfilor™ MD-3000 System will provide physicians outside the United States with key cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening individuals who may be at risk for future cardiovascular disease and in monitoring the effectiveness of treatment of individuals with previously diagnosed cardiovascular disease. The CVProfilor™ MD-3000 System requires that we obtain a CE Mark in order for it to be marketed inside the European Union and will require regulatory approval to be marketed in Japan and China. We anticipate that the CVProfilor™ DO-2020 System will eventually generate the majority of our revenues.

Background

Vascular Disease

      Disease of the blood vessels (vascular disease) is the leading cause of death and a primary cause of heart attacks and strokes in the United States. Vascular disease can manifest itself in many ways, including:

hypertension, coronary artery disease, peripheral artery disease, atherosclerosis, aneurysm, stroke, kidney failure and retinopathy. According to a Fall 1997 memo by the National Heart, Lung and Blood Institute, 58 million Americans have some form of cardiovascular disease and hypertension is the leading cardiovascular disease. Coronary artery disease affects 13.9 million Americans and is the nation’s number one killer. Stroke is ranked number three. According to a 1997 release by the National Heart, Lung and Blood Institute, approximately 50 million Americans (about 28% of the adult population in the United States) have been diagnosed as suffering from hypertension, typically defined as blood pressure measuring greater than 140 millimeters of mercury (“mmHg”) systolic pressure and/or greater than 90 mmHg diastolic pressure. Nearly 75% of these hypertensive individuals (or 37.5 million) are not properly treated for the condition and thus face significantly increased risk for heart and kidney disease and strokes. According to the Johns Hopkins White Papers on Hypertension (1998), an additional 30 million Americans are estimated to have “high-normal hypertension” (sometimes referred to as “borderline hypertension”), defined as a blood pressure reading at or slightly above 130/85 mmHg. These individuals are twice as likely to develop hypertension and they have a greater risk of cardiovascular events than people with lower blood pressure. In fact, high-normal hypertension is so common in the United States that the majority of cardiovascular events attributable to high blood pressure occur in people who demonstrate this condition.

      Hypertension can easily go undetected and has been called the “silent killer” because it usually produces no symptoms until after it seriously damages the heart, kidneys, brain or other organs. Elevated blood pressure indicates that the heart is working harder than normal, putting both the heart and the arteries under greater strain. Over time, these arteries become scarred, hardened and less elastic, accelerating the process of atherosclerosis and ateriosclerosis, and leaving one more susceptible to heart attacks, strokes, kidney failure and eye damage. According to the Archives of Internal Medicine (March 24, 1997), high blood pressure is of particular concern to older adults, because it increases with age, and therefore is present in more than half of Americans 60 years of age or older. The seriousness of this problem increases as the population grows older because individuals with sustained high blood pressure have an increased overall death rate from stroke, heart attack and kidney disease.

      Hypertension is a deadly disease that damages both large and small arteries, leading to pathological changes in the tissues or organs supplied by these damaged arteries, and accelerating the development of atherosclerosis (the formation of plaque and the accumulation of fatty deposits lining the walls of the artery which affect blood flow) in large blood vessels, and in the arteries supplying blood to the brain, heart, kidneys and legs. Atherosclerotic plaques can cause mini-strokes (transient ischemic attacks) due to diminished blood flow (ischemia) to parts of the brain; angina from partly obstructed coronary arteries; or pain in the leg muscles when walking, a result of poor blood supply to the legs (peripheral arterial disease). Blood clots, which tend to occur at the sites of atherosclerotic narrowing, can totally block a vessel and cause a stroke or heart attack.

      Atherosclerosis begins in the wall of the artery with an early abnormality in the lining of the arterial wall called the endothelium. The endothelium helps to maintain the flexibility or elasticity of the artery and normally inhibits the accumulation of lipid and cellular deposits into the wall of the artery. Abnormal function of the endothelium and the associated structural changes in the wall result in a loss of elasticity of the small arteries. Detection of this loss in elasticity can identify individuals with abnormal arterial structure and function long before plaque formation can cause morbid cardiovascular events (that is, heart attacks or strokes). Furthermore, demonstration of normal arterial structure and function might suggest that the individual does not have early atherosclerosis and may not need aggressive risk factor management.

      A number of risk factors for atherosclerosis have been identified, including elevated blood pressure, elevated cholesterol level, smoking, diabetes and family history of atherosclerosis. Clinical events associated with atherosclerosis, including heart attacks (that is, myocardial infarctions), strokes, angina (that is, myocardial ischemia or loss of oxygenation of the heart muscle), peripheral vascular ischemia (known as claudication) and renal failure are late manifestations of the disease as a result of plaque formation that decreases blood flow. The absence of a clinically applicable method to detect the presence of atherosclerosis prior to plaque obstruction of arterial lumens (that is, the inner space in the blood vessel through which blood flows) has led to widespread efforts to identify the risk factors in the entire population and to intervene with those who harbor these risk factors. The problem with this approach is two-fold: (a) patients without these risk factors will not be identified even though up to half of the atherosclerotic clinical events occur in individuals without any of the traditional risk factors; and (b) patients who have one or more risk factors may be subjected to intensive therapy even though they do not have the atherosclerotic process the therapy is designed to inhibit.

The Clinical Problem

      Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction. Blood pressure measurement is a very insensitive, nonspecific and unreliable means of assessing the condition of the arteries. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer which involves a cuff placed on the patient’s upper-arm that is pressurized to occlude blood flow. As the cuff pressure is gradually reduced, sounds are generated in the artery below the cuff and these are identified by using a stethoscope placed over that artery. The initial occurrence of sound as the cuff is deflated reflects the “systolic blood pressure” or the highest pressure generated during the heart’s contraction, and the pressure at which the sounds finally disappear is taken as the “diastolic blood pressure,” or the lowest pressure reached before the next cardiac cycle.

      Although an elevated blood pressure is associated with a higher risk for cardiovascular events, the elevated blood pressure is not the disease but merely a crude marker for the likelihood of disease. Furthermore, blood pressure itself is highly variable from moment to moment and day to day in most individuals. Measurement of ambulatory blood pressure throughout the day provides a more accurate assessment of the pressure but it is a cumbersome and expensive technique, and still does not demonstrate the disease in the blood vessels it is attempting to identify. Elevated cholesterol, especially an increase in the low-density lipoproteins/high-density lipoproteins (“LDL/ HDL”) ratio, also is associated with a higher risk for morbid cardiovascular events, but this measurement does not identify blood vessel disease directly. Instead, a high ratio identifies a factor that might accelerate blood vessel disease if it is present. Thus, the only methods in routine use by physicians today to identify individuals who need treatment are methods that are neither sensitive nor specific in detecting the blood vessel disease that leads to morbid cardiovascular events such as heart attacks and strokes.

The Company’s Solution

      The traditional systolic-diastolic method for measuring blood pressure provides the physician with very limited clinical information about the patient’s vascular health. In contrast, our Product evaluates a blood pressure waveform produced by the beating heart that we believe can be analyzed to provide an assessment of arterial elasticity. When the aortic valve closes after the heart has ejected its stroke volume of blood (that is, the blood ejected during each heart beat), the decay or decrease of blood pressure within the arteries prior to the next heart beat forms a pressure curve or waveform which is indicative of arterial elasticity. Subtle changes in arterial elasticity introduce changes in the arterial system that are reflected in the arterial blood pressure waveform. Such changes in the function and structure of the arterial wall precede the development of coronary artery disease, and the premature stiffening of the small arteries appears to be an early clinical marker for cardiovascular disease, in general.

      Incorporating the physiological phenomena associated with blood pressure waveforms, Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota Medical School in Minneapolis, and two of our founders, developed a clinically useful procedure in the early 1980’s for determining a measure of elasticity in both large and small arteries. The technique involved placing a catheter connected to a pressure transducer into a patient’s artery in order to obtain a blood pressure waveform that could be analyzed using a modified Windkessel model (that is, a well-established mathematical model which describes the pressure changes during the diastolic phase of the cardiac cycle in the circulatory system).

      This “blood pressure waveform” or “pulse contour analysis” method provides an independent assessment of the elasticity or flexibility of the large arteries which expand to briefly store blood ejected by the heart, and of the small and very small arteries (that is, the arterioles) which produce oscillations or reflections in response to the pressure wave generated during each heart beat.

      By assessing the elasticity of the arterial system, clinical investigators have been able to identify a reduction in arterial elasticity in patients without evidence of traditional risk factors, suggesting the early presence of underlying vascular disease. Furthermore, worldwide clinical research data has demonstrated that individuals with heart failure, coronary artery disease, hypertension and diabetes typically exhibit a loss of arterial elasticity. These abnormal blood vessel changes often appear to precede overt signs of cardiovascular disease and the occurrence of a heart attack or stroke by many years. Clinical investigators have also demonstrated an age-related loss of elasticity of both the large and small arteries suggesting that premature stiffening of an individual’s arteries is an apparent marker for the early onset of cardiovascular disease.

The Product

      Although the aorta and large arteries can be visualized by various non-invasive techniques, such as radiology (or taking X-ray pictures), magnetic resonance imaging (“MRI”), computerized tomography (“CT”) scans and ultrasonography, we believe there is currently no clinical way to evaluate the elasticity of the small and very small arteries which appear to be the first blood vessels to become altered with hypertension and other vascular diseases. For this reason, we sought an easy to use, non-invasive solution that could assess the status of these small blood vessels.

      Our Product incorporates a patented and proprietary instrument and procedures which painlessly and non-invasively collects 30 seconds of blood pressure waveform data, automatically analyzes this data by means of an embedded computer and generates a CardioVascular Profile Report. All versions of our Product consist of four primary components: (a) a non-invasive arterial pulse pressure or PulseWave™ Sensor placed over the radial artery at the wrist; (b) an upper-arm blood pressure cuff connected to an oscillometric blood pressure module; (c) an enclosure which contains a computer, a touch-screen display and other electronics and software programs; and (d) an external printer.

Product Versions

      We currently have two versions of our Product and a third in development:

HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling System

      The CR-2000 Research System is for clinical research purposes only in the United States and has a medical device CE Mark (CE 0123) which allows it to be marketed in the European Union. It non-invasively collects blood pressure waveform data, performs a pulse contour analysis on the digitized data, and generates a Research CardioVascular Profile Report (some report parameters are displayed on the screen and the entire report is generated by an external printer). A standard computer output port is included to allow research investigators to send blood pressure waveform data and analyzed CardioVascular Profile Report results to computer systems within the researcher’s facilities.

      The CR-2000 Research System is being marketed to medical directors and research investigators at pharmaceutical firms and at academic and medical research centers on a worldwide basis. These organizations are in the business of conducting cardiovascular research and have an interest in a non-invasive means of gathering information from human research subjects.

CVProfilor™ DO-2020 CardioVascular Profiling System

      Pending FDA clearance, physicians and health care providers will be able to use the CVProfilor™ DO-2020 System to measure blood pressure (systolic, diastolic and mean arterial pressure) and heart pulse rate. The DO-2020 System also calculates pulse pressure, body surface area and body mass index, and provides indications of large and small artery elasticity. A report containing this information is printed in the physician’s office. The indications of arterial elasticity can be used as an initial clinical screening to determine if patients have potential underlying vascular disease that might require more specific diagnostic evaluations. A brief medical history of the patient is recorded by the user and an internal modem transmits this history and the results of a profile test via a toll-free telephone line to our Central Data Management Facility (the “CDMF”) in Eagan, Minnesota.

      Our CDMF is currently capable of handling 48 simultaneous physician transmissions from CVProfilor™ DO-2020 Systems in physicians’ offices which are immediately integrated with our tracking, billing and production systems. Our CDMF is capable of storing cardiovascular profile information on hundreds of thousands of patients from different age groups and with different disease states. Although our CDMF has yet to be stress tested under maximum line load, we believe that it is fully operational. We expect to utilize the information transmitted to our CDMF from patients free of disease (and separated by age and gender), in order to establish a reference range of parameters which will be clinically beneficial to us and to physicians. We believe such a database may also prove helpful to physicians in terms of archiving patient profiles and trending individual patient profile results over time, enhancing the accuracy of ranges for CardioVascular Profile Report parameters, and providing continuity of CardioVascular Profile Report information for patients who may have been seen over a period of time by several physicians in different parts of the United States. Further, the receipt of a patient’s profile results at our CDMF will trigger an accounting event for the purposes of invoicing physicians on a “pay-as-you-use” basis.

      In the future, we may explore the possibility of offering an Internet link to physicians (with security protection) via our web site, allowing physicians to make direct inquiries into the database regarding their patient records at some future date.

      Following FDA clearance, the CVProfilor™ DO-2020 System will initially be marketed to physicians specializing in internal medicine, general and family practitioners, cardiologists, nephrologists, cardiovascular specialists and other physicians in medical practices throughout the United States. Because the DO-2020 System provides indices of a patient’s arterial elasticity, we believe that it can assist physicians in screening patients with underlying vascular disease with more reliability than other methods currently available. With the DO-2020 System, physicians will have a simple, painless and non-invasive procedure easily used in their offices and clinics in order to obtain clinical information on the vascular status of patients. We also believe that such information might be of assistance to physicians and other health care providers in support of their efforts to identify individual patients at risk for developing cardiovascular disease. We expect that the CVProfilor™ DO-2020 System will eventually generate the majority of our revenues derived from “per-test” or “per-patient” physician billings.

CVProfilor™ MD-3000 CardioVascular Profiling System

      An international version of our physician-use Product is currently in development and following the receipt of CE Mark certification, it will be marketed to cardiovascular specialists, internists, cardiologists and family and general practice physicians outside the United States.

      The Product, currently designated the CVProfilor™ MD-3000 System (previously referred to as the DO-2020i), is intended for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease. It will provide physicians outside the United States with the ability to immediately print a CardioVascular Profile Report containing a patient-specific reference range for each parameter on the Report in their office. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, this international CVProfilor™ MD-3000 System will be marketed to physicians as a capital purchase without the linkage of transmitting data to a Central Data Management Facility.

      Products marketed in the European Union (EU) require a medical device CE Mark (conformance to Council Directive MDD 93/42/ EEC) prior to importation into the EU and we anticipate obtaining a medical device CE Mark for the MD-3000 System. Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9002, EN-46002, and ISO-13488 certifications.

CardioVascular Profile Report

      The CardioVascular Profile Report currently generated by the CR-2000 Research System presents the following parameters: a 1.5 Second Blood Pressure Waveform Graph, Body Surface Area (BSA), Body Mass Index (BMI), Systolic Blood Pressure (mmHg), Diastolic Blood Pressure (mmHg), Mean Arterial Pressure (mmHg), Pulse Pressure (mmHg), Pulse Rate (beats/minute), Estimated Cardiac Ejection Time (milli-seconds), Estimated Stroke Volume (ml/beat), Estimated Stroke Volume Index (ml/beat/m2), Estimated Cardiac Output (Liters/minute), Estimated Cardiac Index (L/min/m2), Large Artery Elasticity Index (ml/mmHg x 10), Small Artery Elasticity Index (ml/mmHg x 100), Systemic Vascular Resistance (dyne•sec•cm-5), and Total Vascular Impedance (dyne•sec•cm-5).

The Advantages: Potential Beneficial Medical Outcomes for Patients and Payers

      Clinical research suggests that the arterial elasticity indices can be used to determine the clinical age of the body’s arteries and that these values, when viewed in combination with a medical history, physical examination and/or other tests, may provide a meaningful picture of vascular health for patients 15 years of age and older. The large and small artery elasticity indices are of particular clinical importance in this assessment. These indices indicate the elasticity or flexibility of the patient’s arteries, which may be beneficial in assessing vascular disease. These indices also provide valuable information to physicians in screening patients who may be at risk for underlying vascular disease and thereby have a potential for life-threatening cardiovascular events.

      During the last several years, research investigators have evaluated hundreds of “normal” subjects as well as more than 500 patients with cardiovascular disease. They have summarized their clinical research data in order to establish the approximate “normal range” for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure have been identified who have “premature stiffening” of their small and very small arteries. Without the benefit of a CardioVascular Profile Report, it is possible that such patients would be considered “clinically normal and asymptomatic.” It is believed that the CVProfilor™ DO-2020 System and the CVProfilor™ MD-3000 CardioVascular Profiling System may help physicians identify these patients and intervene therapeutically.

      Further, the Company believes there may be an advantage to using the CVProfilor™ DO-2020 System and the CVProfilor™ MD-3000 CardioVascular Profiling System to clinically evaluate high-normal hypertensive patients in order to decide who requires immediate and aggressive treatment versus those who might merely need to be monitored on a periodic basis. This would be an important clinical distinction which cannot be easily determined in medical practice today. Some patients, therefore, are being treated needlessly despite cost containment concerns and despite the potential for drug side effects (such as liver dysfunction, and sexual impotence). Further, it is possible that many other patients with normal blood pressure readings who should perhaps be treated for a latent hypertensive condition of their arteries, are being misdiagnosed, thereby leaving them at risk for progressive and severe cardiovascular disease.

      The Company believes that arterial compliance is becoming an increasingly important clinical parameter in the treatment of cardiovascular disease. According to an article by Stephen P. Glasser et al, in the Journal of Clinical Pharmacology (1998), a drug’s effect on arterial compliance (distinct from the drug’s effect on blood pressure and/or vessel size, both important interrelated parameters in regard to compliance) is potentially an important consideration in selecting optimal drug therapy because many cardiovascular drugs exert their primary and secondary effects on cardiovascular hemodynamics and/or vascular wall integrity. These considerations are important because a reduction in arterial compliance has long been regarded as a potentially useful indicator of the presence of arterial disease. Further, changes in the arterial wall leading to reductions in arterial compliance may precede the onset of clinically apparent disease, and may identify individuals at risk before disease onset (symptoms due to disease are generally late manifestations of alterations in organ function). Thus, drugs that favorably impact arterial compliance may play a significant role in reducing morbidity and mortality.

Published Clinical Research Update

      A number of references have been published in medical journals which utilize the basic methodology incorporated in our Product. Since June 1999, we have added these to the bibliography of published titles, abstracts and articles which relate to the general topic of arterial elasticity. These new references are listed here:

      Resnick, Lawrence M. “Pulse Wave Velocity and Other Markers of Arterial Wall Stiffness: Methods and Clinical Relevance.” (Presented at the Ninth European Meeting on Hypertension and published in the Scientific Programme and Abstracts on Large Artery Structure and Function, Milan, Italy, June 1999).

      Resnick, L.M.; Chesney, C.F.; Lester, M.A. “Physiologic Correlates of Arterial Compliance in Essential Hypertension.” (Published in the Ninth European Meeting on Hypertension, Scientific Programme and Abstracts on Large Artery Structure and Function, Milan, Italy, June 1999).

      McVeigh, Gary E.; Bratteli, Christopher W.; Morgan, Dennis J.; Alinder, Cheryl M.; Glassner, Stephen P.; Finkelstein, Stanley M.; Cohn, Jay N. “Age-Related Abnormalities in Arterial Compliance Identified by Pressure Pulse Contour Analysis.” HYPERTENSION 33:1392-1398, June 1999.

      Resnick L.M.; Lester, M.H.; Chesney, C.F. “Differential Effects of Antihypertensive Drug Therapy on Arterial Compliance.” (Presented at the Fifteenth Scientific Meeting of the American Society of Hypertension and Published in AMERICAN JOURNAL of HYPERTENSION 13:(4, Part 2), pg. 20A, April 2000).

      Gilani, M.: Alinder, C.; Kaiser, D.; Rajala, S.; Bank, A.J.; CDohn, J.N. “Differences in Large and Small Artery Response to Acute Inhibition of Nitric Oxide Synthase in Human Subjects.” AMERICAN JOURNAL of HYPERTENSION, 13: (4, Part 2), Abstract No. B003, April 2000.

      Lane, K.V.; Prisant, M.E.; Prisant, L.M. “Noninvasive Vascular Compliance: Short-Term Assessment of Test Repeatability.” AMERICAN JOURNAL of HYPERTENSION 13: (4, Part 2), Abstract No. B015, April 2000.

      DeBacker, T.L.; DeBuyzere, M.L.; Duprez, D.A.; Clement, D.L.; Cohn, J.N. “Large Artery but Not Small Artery Elasticity Index is Increased in Athletic Sports Men Versus Control Subjects.” AMERICAN JOURNAL of HYPERTENSION 13: (4, Part 2,), Abstract No. B022, April 2000.

      Zimmerman, A.; VanAuker, M.D.; Zakari, A.; Strom, J.A.; Weber, M.A. “Loss of Oscillatory Arterial Compliance is Detectable in Young Patients by Radial Artery Pulse Contour Analysis.” AMERICAN JOURNAL of HYPERTENSION 13: (4, Part 2), Abstract No. B026, April 2000.

      Winer, N.; Mitri, O.; Saradih, H.; Shah, C. “Influence of Cardiovascular Risk Factors and Gender on Vascular Elascticity and Metabolic Parameters.” AMERICAN JOURNAL of HYPERTENSION 13: (4, Part 2), Abstract No. B028, April 2000.

      Kaiser, D.R.; Gilani, M.; Alinder, C.; Rajala, S.; Cohn, J.N. “Intravenous Infusion of L-Name Does Not Alter Brachial Artery Area or Compliance.” AMERICAN JOURNAL of HYPERTENSION 13: (4, Part 2,), Abstract No. B029, April 2000.

      Grey, E.; Bratteli, C.; Glasser, S.P.; Alinder, C.; Finkelstein, S.M.; Lindgren, B.; Cohn, J.N. “Small but Not Large Artery Compliance Predicts Cardiovascular Events.” AMERICAN JOURNAL of HYPERTENSION 13: (4, Part 2), Abstract No. B059, April 2000.

MARKETING, SALES AND DISTRIBUTION

      Within the United States health care industry, which is estimated to have annual sales of approximately $1 trillion by the United States Department of Health and Human Services (December 15, 1997), cardiovascular disease is expected to account for $326 billion in 2000, with $214.7 billion spent on heart disease, according to American Heart Association estimates. Although significant advances have been made in the prevention and treatment of heart attacks and strokes during the past couple of decades, these diseases remain among the leading causes of death in the United States and many other countries. Consider the following:

•	According to the American Heart Association, cardiovascular disease is the leading cause of death in the United States accounting for more than one-half of all deaths (over one million) every year.

•	More than one million Americans suffer heart attacks annually, and it is the first sign of cardiovascular disease in 20% to 40% of these patients. (Sources: 1997 Heart and Stroke Statistical Update, American Heart Association 1996; Johns Hopkins Coronary Heart Disease).

•	According to a 1997 release by the National Heart, Lung and Blood Institute, approximately 50 million adults (approximately 28% of the adult American population) are currently diagnosed with high blood pressure, with nearly 75% of those (or 37.5 million) not properly treated for the condition.

•	According to the Johns Hopkins White Papers on Hypertension (1998), an additional 30 million American adults are estimated to have “high-normal or borderline hypertension.”

•	Hypertension is present in more than 50% of Americans age 60 or older. (Source: Archives of Internal Medicine, Volume 157, Number 6, March 24, 1997).

•	Stroke accounts for about one in every 15 deaths in the United States. (Sources: 1997 Health Care Almanac & Yearbook; 1997 Heart and Stroke Statistical Update, American Heart Association) .

•	According to a March 1997 survey by the Pharmaceutical Research and Manufacturers of America, research expenditures within the United States by all research-based pharmaceutical companies is estimated at $15 billion in 1997.

•	Cardiovascular research and development is estimated to account for approximately $3.1 billion to $3.97 billion (or 16% to 21% of all United States research and development spending in 1997). (Source: Parexel’s Pharmaceutical R&D Statistical Sourcebook, (1997)).

•	In 1998, more than 180 million adults in the seven major markets including the United States, France, Germany, Italy, Spain, United Kingdom and Japan, suffered from hypertension and the market for anti-hypertensive therapy is expected to reach $22 billion by the year 2008. (Source: Decision Resources, Inc., Hypertension Report, 1999).

      Because of the magnitude and impact cardiovascular disease has on the worldwide population, we believe that our Product offers a significant opportunity for providing a more accurate and effective means with which to screen patients for potential underlying vascular disease. Furthermore, cardiovascular disease is a major cause of death in nearly every developed country throughout the world.

The Research Market

      The HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System is being marketed to medical directors and research investigators at pharmaceutical firms and academic centers on a worldwide basis, yielding 100% of our revenues to date. These research customers have expressed a keen interest in a non-invasive means of gathering information from human research subjects.

      According to the Tufts Center for the Study of Drug Development and a February 1993 report by the U.S. Congressional Office of Technology Assessment, it costs a company, on average, $359 million and about fifteen years to get one new drug from the laboratory to the pharmacist’s shelf. According to the Pharmaceutical Research and Manufacturers of America, only five in 5,000 chemical compounds that enter pre- or non-clinical testing are ultimately subjected to human testing and only one in five of those is ultimately approved. We believe the CR-2000 Research System provides a new means for gathering information on additional variables during such research endeavors.

      The clinical research market is diverse, with pharmaceutical companies, the federal government and medical device manufacturers funding the vast majority of research. According to annual surveys by the Pharmaceutical Research and Manufacturers of America, pharmaceutical companies spent an estimated

$13.6 billion and $15 billion on all research and development within the United States in 1996 and 1997, respectively. Of this amount, spending on clinical development in Phases I to IV of research was approximately $4.8 billion in 1996. In most cases, the direct costs of physician payments and the costs of additional medical care due to the trial are paid directly to the provider organization by the pharmaceutical study sponsor.

      We have identified three markets for the CR-2000 Research System:

      Pharmaceutical Companies.  There are approximately 1,950 firms conducting clinical research trials in the United States alone. Nonetheless, according to Parexel’s Pharmaceutical R&D Statistical Sourcebook (1997), a small number of pharmaceutical firms in the world accounted for the majority of all research and development spending. These pharmaceutical firms often seek new ways to gather additional information non-invasively on human subjects during clinical research trials.

      Academic Centers.  Hundreds of universities throughout the world conduct research under grants supplied by government agencies, disease management foundations and private sponsors. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for the CR-2000 Research System. Many references in the peer reviewed medical literature illustrate the growing body of knowledge supporting arterial elasticity measurements and the implications of such measurements for the management of cardiovascular disease.

      The U.S. Government. The National Institutes of Health and Veterans’ Affairs Medical Centers, the Agency for Health Care Policy and Research and the Centers for Disease Control and Prevention often conduct large-scale research projects. These organizations represent a market opportunity for the CR-2000 Research System.

      The Company anticipates that use of the CR-2000 Research System in research settings will not only provide information contributing to the advancement of significant cardiovascular research, but also will likely lead to the publication of favorable articles in respected medical journals that will promote a greater awareness of arterial elasticity and its correlation with cardiovascular disease.

The Practicing Physician Market

      The CVProfilor™ DO-2020 CardioVascular Profiling System is intended to be used by physicians or trained medical personnel. Our focus will be on the practice of cardiovascular medicine and, in particular, those health care professionals and providers who are directly involved in screening of patients for potential underlying vascular disease. Current American Medical Association estimates indicate there are approximately 650,000 to 700,000 active physicians in the United States, approximately 250,000 of which fall into the target market as potential users of the CVProfilor™ DO-2020 System:

•	Approximately 120,000 internal medicine physicians

•	Approximately 80,000 general and family practice physicians

•	Approximately 30,000 medical sub-specialty physicians

•	Approximately 20,000 cardiovascular disease specialists

Marketing Strategy

      Our primary objective is to establish our Product as the standard for non-invasive patient vascular screening, thereby reducing risk for heart attack and stroke through the early identification and management of vascular disease.

HDI/ PulseWave™ CR-2000 Research System

      We are currently using various methods to market the CR-2000 Research System including our website (www.hdi-pulsewave.com), direct mail, attendance at major medical conventions, the use of a limited sales force and the use of exclusive distributors in international markets to market the CR-2000 Research System to pharmaceutical companies, academic centers and major cardiovascular research centers worldwide. We will continue to expand our use of a core direct sales force to sell the CR-2000 Research System in the United States and to identify and manage independent medical distribution firms for marketing it internationally. We have currently established a United States sale price of $20,750 for the CR-2000 Research System. Higher than expected manufacturing, marketing or distribution costs or competitive pressures may, however, force us to raise or lower the price of the CR-2000 Research System, respectively.

CVProfilor™ DO-2020 System

      Upon obtaining FDA clearance to market the DO-2020 System in the United States, we intend to direct its sales and marketing efforts at physicians who screen patients for potential underlying vascular disease. We will seek to gain DO-2020 System acceptance by implementing a strategy that promotes its benefits directly to people who have, or are at risk for developing, cardiovascular disease, and to educate healthcare professionals, managed care decision makers and insurers as to the potential advantages involved in early detection of vascular disease. Our education and awareness strategy will also focus on the publication of additional research studies covering performance and utility of the DO-2020 System and attendance at major cardiovascular conventions.

      The introduction of the DO-2020 System will occur in two stages. The first will consist of a controlled introduction to key opinion leaders in the United States in order to allow us sufficient time to develop a strong referral base. Second, we will focus early marketing and education efforts on United States physicians who evaluate individuals at risk for developing vascular disease. In an effort to encourage rapid acceptance of the DO-2020 System, we anticipate offering it to physicians on a “per-patient” or “per-report” billing basis. Invoices for physician use of the DO-2020 System will be generated based on the number of CardioVascular Profile Reports that are transmitted to our Central Data Management Facility each month.

      We anticipate using a core direct sales force to call on key cardiovascular opinion leaders and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. Long term, we intend to promote the DO-2020 System to people at risk for developing cardiovascular disease through public relations materials, advertising and our Internet website (www.hdi-pulsewave.com).

CVProfilor™ MD-3000 System

      Following receipt of CE Mark certification for the MD-3000 System, we will utilize a network of independent international distributors to market it to cardiovascular specialists, cardiologists and family physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.

      Our primary focus will be on the creation of a distribution network covering the European Union, Japan and other parts of Asia. We anticipate signing a multi-year agreement with distributors to represent us in a specific territory — generally anticipated to be at least a single country. The MD-3000 System will be sold to distributors who will re-sell and service it in their territory. Our distributors have the right to set the selling price of the MD-3000 System within their territory.

      Distributor appointments will generally be based on the distributor’s ability to manage the financial aspects of currency fluctuations, their demonstration of ethical conduct consistent with United States business practices, their ability to market to and support key differences in physician practice patterns, their ability to assist us in obtaining sufficient MD-3000 System reimbursement, and their ability to satisfy government regulations pertaining to use of medical devices that exist within their territory. We anticipate that these distributors will be firms that distribute complementary cardiovascular or general medical products and that have the ability to designate specialist support for marketing the MD-3000 System. We currently have executed distribution agreements covering Japan, Norway, Sweden, Denmark, Italy, Taiwan, China and South Africa.

Production

      The design, development and integration of all of the components necessary to fabricate and manufacture our Product was undertaken on our behalf by a contract design engineering firm. We have been producing CR-2000 Research Systems since November 1998. According to testing performed at TÜV Product Services, Inc., the CR-2000 Research System has been found to be in full compliance with the electromagnetic compatibility immunity and emissions requirements and the requirements for displaying the CE Mark. The CVProfilor™ DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and is UL listed with a license to display the UL label.

      On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Services, Inc. Our CR-2000 Research CardioVascular Profiling System now displays the “CE 0123” mark, indicating that the CR-2000 Research System is certified for sale throughout the European Union and that the product complies with applicable safety standards. We are currently pursuing foreign registrations and approvals that will allow marketing of a similar product to physicians, the CVProfilor™ MD-3000 System, in foreign markets.

      We have now brought in-house assembly, testing, packaging and shipping operations for our Product. Improved Product and service quality and manufacturing cost reductions have been incorporated into our operating plans.

      In the interest of flexibility and efficiency, we are conducting final Product assembly, testing and packaging at our facility in Eagan, Minnesota, in compliance in all material respects with the FDA’s Quality System Regulations (“QSR”).

      An integral component of our Product is the Arterial PulseWave ™ Sensor. While Sensors utilized in our Product have performed reliably, we are uncertain as to whether Sensors will be available on a commercial basis, and if available, whether an adequate supply of Sensors meeting our standards of reliability, accuracy and performance will be available. We currently obtain the Sensor from a single vendor and have a manufacturing services agreement with this vendor. Disruption or termination of this relationship would have a material adverse effect on our business and results of operations.

Competition

      Competition in the medical device industry is intense and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. We compete directly with manufacturers of sphygmomanometers, as well as drug, medical instrument and health care companies. In addition, we are aware of other companies that are developing products that measure arterial elasticity.

      To the best of our knowledge, no products which measure both large and small artery elasticity have yet obtained either CE Mark or FDA clearances to market, and no other products being developed or being marketed appear capable of providing both large artery and small artery elasticity values. We are aware of six other firms that are developing products that attempt to measure vascular elasticity and which may be viewed as competitive alternatives. The five firms are International Medical Device Partners (Las Vegas, Nevada), Pulse Metric, Inc. (San Diego, California), PWV Medical Ltd. (Sydney, Australia), Specaway Pty Ltd. (St. Pauls New South Wales, Sydney, Australia) and Novacor (Paris, France). A technology called the “Complior” has been developed in France and has been reported in the general medical literature to measure “arterial stiffness” (versus elasticity). The “Complior” device is based on “pulse wave velocity” (while our Product provides analysis of pulse-pressure waveforms). One of the companies mentioned above has received FDA clearance to market a device which claims to evaluate a patient’s general cardiovascular condition.

Government Regulation

      Medical devices such as our CVProfilor™ DO-2020 System are subject to strict regulation by state and federal authorities, including the FDA and comparable authorities in certain states. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (the “FDCA”) and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

      Before a new medical device may be introduced into the United States market, the manufacturer generally must obtain prior authorization from the FDA. This authorization is based on a review by the FDA of the medical device’s safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-Market Notification (“510(k)”) submission or a Premarket Approval (“PMA”) application. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinical trials or submission of data to regulatory acceptance.

      A PMA application consists of information provided to the FDA sufficient to establish independently that a device is safe and effective for its intended use. By statute, the FDA is required to respond to a PMA application within 180 days from the date of its submission; however, the approval process usually takes substantially longer, often as long as several years. On the other hand, a 510(k) submission requires an applicant to show that a medical device is “substantially equivalent” in terms of safety and effectiveness to a predicate product marketed prior to 1976 or to a medical device already cleared by the FDA for marketing in the United States. In practice, clearance of products often takes substantially longer than the statutory 510(k) submission review period of 90 days.

      FDA clearances and approvals, if granted, may include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

      We are seeking clearance from the FDA to market the CVProfilor™ DO-2020 System in the United States and have previously submitted a 510(k) Premarket Notification submission to the FDA. In January 2000, we were notified by the FDA that it would not grant an extension of time to the 510(k) Premarket Notification as we had previously submitted. Instead, the FDA asked that we submit a new 510(k) to include additional information as previously agreed upon with the FDA. We forwarded a new 510(k) Premarket Notification submission to the FDA during June 2000. However, we cannot predict how long the FDA will take to review our 510(k) submission, or when the FDA will clear the DO-2020 System for marketing in the United States, if at all.

      Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and diagnostic devices are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes may relax certain requirements, which could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the FDA and state and federal and foreign laws and regulations depend heavily on administrative interpretations, and we cannot assure you that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect us.

      In addition to the regulations directly pertaining to us and our products, many of our potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations.

      We can give no assurance that we will be able to obtain necessary regulatory clearances or approvals in the United States or internationally on a timely basis, if ever. Delays in the receipt of, or failure to receive, these clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Reimbursement

      We anticipate that most revenue affiliated with physician use of the CVProfilor™ DO-2020 System will ultimately be derived from insurance coverage and third-party payers. The patient payer marketplace includes commercial insurers, Blue Cross/ Blue Shield plans and Health Maintenance Organizations (“HMOs”), Medicare and other federally funded programs, and “self-pay” plans. Each payer establishes its own coverage and payment policies resulting in a range of payments and coverage decisions. Physician reimbursement is an important aspect in the DO-2020 System’s success. Without adequate levels of reimbursement, physicians may be reluctant to try the DO-2020 System, if at all. There is no assurance that adequate third-party reimbursement for the DO-2020 System will be available.

      The Health Care Financing Administration (“HCFA”) a division of the U.S. Department of Health and Human Services (“HHS”), has established three levels of coding for health care products and services:

•	Level I, Current Procedural Terminology (“CPT”) codes for physicians’ services;

•	Level II, National Codes for supplies and certain services; and

•	Level III, local codes.

      The coding system applicable to the CVProfilor™ DO-2020 System is Level I. Insurers require physicians to report their services with the CPT coding system.

      Following FDA clearance for the CVProfilor™ DO-2020 System, we will interact with the American Medical Association (“AMA”) to determine whether the DO-2020 System falls within any existing CPT codes or whether it requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the DO-2020 System, we believe that it may take two or more years to obtain a DO-2020 System technology-specific CPT code. During this time, physicians may be required to use a “miscellaneous code” for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer’s assessment of the procedure. Physicians may also request payment directly from patients for the procedure in certain markets where it is allowed, until we gain widespread reimbursement, if ever.

Patents and Proprietary Technology

      Our success depends, in part, on our ability to maintain patent protection for our Product and processes, preserve our trade secrets and operate without infringing the property rights of third parties. We are the exclusive assignee for three issued United States patents and have obtained an exclusive license to rights under four United States patents and one European patent issued to the Regents of the University of Minnesota. These eight patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of our Product. The license from the University of Minnesota expires with the term of their patents (currently expected to be during 2016). One or more patent applications relating to these United States issued patents are currently pending in Japan, Germany, France and the United Kingdom. We have three patent applications that have been submitted regarding other aspects and components of our Product. We can give no assurance that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us.

      Besides seeking additional patents, we intend to rely to the fullest extent possible on trade secrets, proprietary “know-how”, and our ongoing endeavors involving product improvement and enhancement. We can give no assurance that nondisclosure agreements and invention assignment agreements will protect our proprietary information and know-how or provide adequate remedies in the event of unauthorized use or disclosure of that information, or that others will not be able to independently develop that information.

University of Minnesota Research and License Agreement

      On September 23, 1988, we entered into a Research and License Agreement (the “University License Agreement”) with the University of Minnesota (the “University”), pursuant to which the University granted to us an exclusive, worldwide license under the patents that relate to our Product for diagnostic, therapeutic, monitoring and related uses. The University License Agreement expires with the last to expire of the patents related to the licensed technology (currently expected to be during 2016). We also have the right to grant sub-licenses under the University’s patents.

      In consideration of the University License Agreement, we conducted expanded clinical trials of arterial compliance technology and are continuing to use our best efforts to develop commercial medical devices. We must pay a royalty on revenue from commercialization of our Product (or future products, which incorporate the licensed arterial compliance technology), in the amount of 3% of gross revenue (less certain reductions, such as returned goods).

Employees and Consultants

      We currently employ 12 full-time employees. We anticipate hiring approximately 8 additional employees during the next 12 months in the areas of marketing and sales, plant operations and assembly tasks, computer software and database development, and for clinical and customer support needs including accounting and administrative staff. We believe that our employee relations are good.

      In addition to vendors under contract to us for specific product-related tasks, we have consultant relationships with several experts including:

•	Several experts in regulatory affairs and FDA matters;

•	Jay N. Cohn, M.D. as our Chief Clinical Consultant;

•	Stanley M. Finkelstein, Ph.D., as our Chief Technical Consultant;

•	a consulting firm for computer software engineering design and programming;

•	a consulting firm for medical electronic engineering tasks;

•	a consulting firm for marketing communications;

•	consulting firms for third-party reimbursement; and

•	several experts in sales and marketing.

We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related activities.

RISK FACTORS

      In addition to the other information provided herein, you should carefully consider the following risk factors in evaluating our business.

Risks Related to Our Business

      We are a Development Stage Company and are not presently generating any significant revenues. We cannot assure you that we will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement our business plan or current development opportunities. As of June 30, 2000, we had a deficit accumulated during the development stage of $(8,814,651), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

      We plan to market three versions of our Product: the HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 CardioVascular Profiling System and the CVProfilor™ MD-3000 CardioVascular Profiling System (previously referred to as the Model DO-2020i). We believe that the CR-2000 Research System, intended for research use only in the United States (that is, not for screening, diagnosing, monitoring or determining the treatment of patients), does not require FDA clearance to market, and marketing and distribution activities have commenced worldwide. The CVProfilor™ DO-2020 System, intended for use by physicians to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. We are unable to market the CVProfilor™ DO-2020 System in the United States until FDA clearance to market is obtained.

      The likelihood of our success must be considered in light of the expenses, difficulties and delays that development stage businesses like ours frequently encounter and the competitive environment in which we operate. Our profitability is dependent in large part on obtaining timely FDA clearance for our CVProfilor™ DO-2020 System, the availability of third-party reimbursement, gaining market acceptance of our Product, establishing distribution channels and developing the capacity to manufacture and sell our Product successfully. We cannot assure you that we will successfully meet all of these goals.

      We have limited financial resources and may need additional financing to continue our business.  Our ability to execute our business strategy depends to a significant degree on our ability to obtain substantial equity capital and other financing. Our business strategy requires a large capital outlay for equipment which we plan to place in physicians’ offices without charge. Consequently, we must first build up and maintain an inventory of System components and equipment before we will know whether our business strategy will be successful. We anticipate that the proceeds from our initial public offering in 1998 will be sufficient to fund our operations through at least the next 12 months. Although we expect that these proceeds will be sufficient to allow initial marketing of all versions of our Product, we can give no assurance that they will be sufficient. Any unforeseen contingencies, including, but not limited to, delays in FDA clearance of the CVProfilor™ DO-2020 System, unavailability of third party reimbursement, delayed or limited market acceptance, delays in establishment of distribution channels, shortage of System components or delays in manufacturing may impede our marketing efforts. We may be required to seek additional funds through another offering of our equity securities or by incurring indebtedness. We cannot assure you that any additional funds will be available on terms acceptable to us or our security holders, or at all, or that any future capital that is available will be raised on terms that are not dilutive to investors. Our business plan and financing needs are subject to change depending on, among other things, market conditions, business opportunities and cash flow from operations, if any.

      Failure to obtain FDA clearance for our Product will affect our business.  We believe that the HDI/ PulseWave™ CR-2000 Research System does not require either FDA clearance or approval before we begin marketing it to research institutions and medical research centers for research use only. However, the FDA could disagree with us and require that we submit a 510(k) Premarket Notification or Pre-Market Approval (“PMA”) submission for the HDI/ PulseWave™ CR-2000 Research System. In that event, it is possible that the FDA may not clear or approve the CR-2000 Research System, or may clear or approve it subject to significant limitations on the intended uses for which it is marketed. In contrast, our CVProfilor™ DO-2020

System is regulated by the FDA as a medical device and will require FDA clearance or approval prior to being marketed in the United States. We recently forwarded a new 510(k) Premarket Notification submission to the FDA for review. We have not yet received clearance from the FDA and we cannot market the CVProfilor™ DO-2020 System until we receive the same. However, the FDA may decide that one or more of our proposed claims or indications for use of the CVProfilor™ DO-2020 System cannot be cleared by means of the 510(k) process. In that event, the FDA might require that we seek approval for the device or the particular claims or indications by means of a PMA submission. This could substantially delay marketing the device or our use of the claims or indications for marketing purposes by several months or even years and it could be a prohibitively expensive endeavor for us.

      Obtaining FDA clearance or approval can be a lengthy process and may require additional clinical testing, financial expenditures and other substantial resources. The timing of the clearance or approval process is unpredictable and we cannot assure you that our 510(k) submission for marketing the CVProfilor™ DO-2020 System will ultimately receive FDA clearance. Even if granted, the FDA clearance or approval may include significant limitations on the intended uses for which the CVProfilor™ DO-2020 System may be marketed. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances if the CVProfilor™ DO-2020 System fails to comply with regulatory standards or we encounter unforeseen problems following initial marketing. Failure to receive necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on our business, financial condition and results of operations.

      We are dependent upon third-party reimbursement and/ or direct patient payment for our revenues.  Our financial performance will largely depend on the availability of reimbursement, if any, for the cost of medical products and services from government health administration authorities, private health coverage insurers and other payer organizations. No third-party payer has yet approved reimbursement for use of our CVProfilor™ DO-2020 System. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of new medical products, and we cannot assure you that adequate third-party reimbursement will be available for the CVProfilor™ DO-2020 System. In foreign markets, pricing or profitability of health care products is subject to government control. Our inability to obtain third-party reimbursement and/or direct patient payment for the CVProfilor™ DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.

      Because we have a new product, the uncertainty of market acceptance of our product or medical application of the technology will affect our business.  Our financial performance will depend in large part upon FDA clearance of the CVProfilor™ DO-2020 System. It will also largely depend upon the extent to which the respective versions of our Product are accepted by researchers (for the CR-2000 Research System) as being useful, and by physicians and other health care providers as being effective, reliable and safe for use in screening patients (regarding the DO-2020 System) and for use in screening, diagnosing and monitoring the treatment of patients with vascular disease (regarding the MD-3000 System.) If the CVProfilor™ DO-2020 System does not achieve market acceptance due to lack of appropriate third-party reimbursement, FDA clearance, acceptance of test data as reliable and beneficial, operational problems with the Central Data Management Facility or any other factors which prohibit acceptance by physicians, we will likely be required to cease operations. We are unable to predict how quickly or how broadly any versions of our Product will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance will require that we educate the marketplace about the anticipated benefits associated with the use of our Product and may also require us to obtain and disseminate additional data acceptable to the medical community as evidence of our Product’s clinical benefits. Because our Product represents a new approach for evaluating vascular disease, there may be a greater reluctance to accept our Product than would occur with products utilizing more traditional technologies or methods of diagnosis. This may result in longer sales cycles and slower revenue growth than currently anticipated. We cannot assure you that we will be successful in educating the marketplace about our Product or that available data concerning these benefits will create a demand by the research or medical community for our Product. Furthermore, our Product will be substantially more expensive to operate than the traditional blood pressure testing instrument, the sphygmomanometer. We cannot assure you that physicians will utilize the CVProfilor™ DO-2020 System once installed, or that our services will be profitable to or become generally accepted by these physicians. In addition, our Product is premised on the medical assumption that a loss of arterial elasticity is an indicator for the early onset of vascular disease. While we believe, based on our clinical studies, that the loss of arterial elasticity is an indicator for the early onset of vascular disease, we cannot assure you that our claims will be accepted by the medical community.

      Because we lack manufacturing experience, we must depend upon third-party sub-assembly manufacturers.  To date, we have relied on independent contractors for component sub-assembly manufacturing of all versions of our Product. For our Product to be financially successful, it must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, our Product has been manufactured in limited quantities and not on a commercial scale. As a result, we cannot assure you that we will not encounter difficulties in obtaining reliable and affordable contract sub-assembly manufacturing assistance and/or in scaling up our manufacturing capabilities. This may include problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, we cannot assure you that we will not encounter problems relating to integration of components if changes are made in the configuration of the present Product versions. Any of these difficulties could result in our inability to satisfy any customer demand for our Product in a cost-effective manner and would likely have a material adverse effect on our business, financial condition and results of operations.

      Because we have a single source supplier of sensor and other components, failure to obtain this supply could materially affect our business.  An integral component of our Product is our proprietary arterial pulse pressure or PulseWave™ Sensor (the “Sensor”). We currently obtain this Sensor through a manufacturing services agreement with Apollo Research Corp., our sole supplier. The term of the manufacturing services agreement expires in 2008. We presently have no reason to believe that this relationship will be disrupted or terminated. However, either event could have a material adverse effect on our operations. If, in the future, we are unable to obtain sufficient quantities of the Sensor that meet our standards of reliability, accuracy and performance or were unable to develop alternative sources of the Sensor in a timely and cost effective manner, it would adversely affect our operations until new sources of the Sensor became available, if at all. In addition, while the Sensor utilized in prototypes and initial production units of our Product has performed reliably, we cannot assure you that reliable Sensors will be available continuously on a relatively large-scale commercial basis. If we are unable to obtain an adequate supply of Sensors or other components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected. This may include delays due to the unavailability of our Product to sell, delays in obtaining FDA clearance of the CVProfilorTM DO-2020 System and the necessity of obtaining new patent applications.

      We operate in an intensely competitive market.  Competition from medical devices that are used to screen patients with cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our Product will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which is substantially less expensive than our Product. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry for our Product. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing and marketing their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins.

      As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

      Our strategic success is dependent upon a single product line, and the CVProfilor™ DO-2020 System pricing structure has not been proven.  Our financial success is dependent upon the marketing of only three versions of our Product. We expect that the CVProfilor™ DO-2020 System will eventually generate the majority of our revenues. We cannot assure you that we will be able to successfully develop any additional products. In addition, we have not yet finalized the pricing structure for the CVProfilor™ DO-2020 System. While we intend to offer the CVProfilor™ DO-2020 System at terms that we believe will be competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels or other competitive forces may require us to raise or lower our prices or alter our terms in a manner that could have a material and adverse effect on us.

      We lack established sales and distribution channels.  We commenced marketing of the HDI/ PulseWave™ CR-2000 Research System in April 1998 and currently have a limited sales force. We have not yet fully developed a distribution network for our Product. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our Product. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our Product. Even if we enter into an agreement with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support of our Product. Our ability to expand Product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support and to educate and train both a sales force and the medical community. We cannot assure you that we will be able to accomplish these objectives. We also cannot assure you that our financial condition will allow us to withstand long sales cycles for our CR-2000, DO-2020 or MD-3000 Systems.

      If we do not adapt to rapid technological change, our business will suffer.  The medical device market is characterized by intensive development efforts and rapidly advancing technology. Our success will largely depend upon our ability to anticipate and keep pace with advancing technology and competitive innovations. We cannot assure you that we will be successful in identifying, developing and marketing new products or enhancing our existing Product. In addition, we cannot assure you that new products or alternative screening and diagnostic techniques will not be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our Product becoming obsolete before we recover a significant portion of our research, development and commercialization expenses.

      We are subject to product liability exposure and have limited insurance coverage.  We face an inherent business risk of exposure to product liability claims in the event that the use of our Product is alleged to have resulted in adverse clinical events. We have obtained a general liability insurance policy that covers potential product liability claims. We cannot assure you that liability claims will not be excluded from these policies, will not exceed the coverage limits of these policies, or that the insurance will continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities would have a material adverse effect on our business, financial condition and results of operations.

      The uncertainty of health care reform may have a material impact upon our business.  The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third-party payers to contain or reduce the costs of health care through various means. In the United States there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation’s health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

      Failure to effectively manage the growth of our business would have an adverse effect on our business.  The execution of our business plan will likely place increasing demands on our existing management and operations. Our future growth and profitability will depend on our ability to successfully attract, train, motivate, manage and retain new employees and to continue to improve our operational, financial and management information systems. We cannot assure you that we will be able to effectively manage any expansion of our business. Our inability to effectively manage our growth could have a material adverse effect on our business, financial condition and results of operations.

      We depend upon key personnel and must hire and retain qualified personnel to be successful.  We are highly dependent on a limited number of key management and technical personnel, particularly our President, Greg H. Guettler, our Executive Vice President and Chief Technology Officer, Charles F. Chesney, D.V.M., Ph.D., R.A.C. and our Senior Vice-President, Finance and Administration and Chief Financial Officer, James S. Murphy. We do not have key-person life insurance on Mr. Guettler, Dr. Chesney or Mr. Murphy. Effective in December 1999, we entered into employment agreements with Mr. Guettler, Dr. Chesney and Mr. Murphy, which contain confidentiality obligations. Our future success will depend on our ability to attract and retain highly qualified personnel. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel or an inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

      If we are unable to protect our proprietary technology, our business will suffer.  Our success depends, in part, on our ability to maintain patent protection for our Product and processes, preserve our trade secrets and operate without infringing the property rights of third parties. We are the exclusive assignee of three United States issued patents and have obtained licenses granting us exclusive rights under four United States patents and one European patent issued to the Regents of the University of Minnesota. These eight patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and overall technology and operation of our Product. The license for each patent licensed from the University of Minnesota expires with the term of each patent (the most recently issued one is expected to expire during 2016). Patent applications regarding one or more of these United States issued patents are currently pending in Japan, Germany, France and the United Kingdom. We have three patent applications that have been submitted regarding other aspects and components of our Product. Besides seeking patents, we intend to rely to the fullest extent possible on trade secrets, proprietary “know-how,” and our ongoing endeavors involving product improvement and enhancement to protect our proprietary knowledge.

      The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. We cannot assure you that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us. In addition, we cannot assure you that our nondisclosure agreements and invention assignment agreements will protect our proprietary information and know-how or provide adequate remedies in the event of unauthorized use or disclosure of our information, or that others will not be able to develop this information independently. We cannot assure you that allegations of infringement of the proprietary rights of third parties will not be made, or that if made the allegations will not be sustained if litigated. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights and the rights of others. Any of these claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our Product. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

      Beneficial ownership by management and provisions in our articles of incorporation may delay or prevent changes of control or in management.  As of September 15, 2000, our officers and directors as a group beneficially owned 20.2% of our outstanding shares. Consequently, they are in a position to influence the outcome of shareholder votes, including the election of directors. In addition, our articles of incorporation provide that our Board of Directors will be divided into three classes, with each class to be elected in successive years for a term of three years. These factors and other provisions in our articles of incorporation could have the effect of delaying or preventing changes of control or in management.

      Actual or perceived sales of a significant number of our securities in the public market could adversely affect the price of our securities.  As of September 15, 2000, there were 5,255,240 shares of our Common Stock issued and outstanding. All outstanding shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144K. We also have 1,785,755 shares of our common stock purchasable through the exercise of outstanding options, exercisable at per share exercise prices ranging from $1.70 to $7.06. In addition, there are 468,438 shares purchasable through the exercise of the outstanding private placement and underwriter warrants at exercise prices of $2.00 to $4.95 per warrant, and 2,762,500 shares purchasable through the exercise of Class A Redeemable Warrants at an exercise price of $5.50 per Warrant. We have registered all the shares of our common stock purchasable through our 1995 Long-Term Incentive and Stock Option Plan and our 1998 Stock Option Plan, 2,762,500 shares purchasable through the exercise of our Class A Redeemable Warrants, 118,438 shares purchasable through other issued warrants, 175,000 shares purchasable through exercise of an underwriter’s warrant and 1,035,275 shares purchasable through exercise of stock options (649,257 of which shares are currently held in escrow until July 23, 2001 pursuant to Minnesota state securities laws and regulations, and may not be sold before their release without the approval of the State of Minnesota)(collectively, the “Convertible Securities”). At any time our Common Stock trades at prices in excess of the exercise price of the Convertible Securities, it is possible that the holders of the Convertible Securities may exercise their conversion or purchase privileges. If any of these events occur, the number of shares of our outstanding Common Stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our Common Stock.

      If we fail to meet NASDAQ’S listing requirements, we may be de-listed and our securities may then become illiquid.  Our Common Stock, Class A Redeemable Warrants and Units are quoted on The Nasdaq SmallCap Market. If in the future we fail to satisfy the Nasdaq requirements to maintain our listing on Nasdaq, our securities will likely be quoted in the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board. In addition, the securities would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules and who sell to other than established customers and institutional accredited investors to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our securities in the open market.

      Our financial results and the market price of our securities are subject to significant fluctuations, which may affect the price of our securities.  Our quarterly results and the market price of our securities may be subject to significant fluctuations due to numerous factors, such as variations in our revenues, earnings and cash flow, the ability to meet market expectations, the status of the FDA clearance process, the availability of Product components, market acceptance, changes in price, terms or Product mix, changes in manufacturing costs or the introduction of new products by us or our competitors. Until we receive FDA clearance, our inability to market the CVProfilor™ DO-2020 System will adversely affect our financial results which may have an adverse effect on the market price of our securities. We cannot assure you that we will ever generate significant revenues or that our revenues or income will ever improve on a quarterly basis or that any improvements from quarter to quarter will be indicative of future performance. In addition, our expenses are based in part on expectations of future revenues. As a result, expenses may not match revenues on a quarterly basis, and a delay in future revenues would adversely affect our operating results. In addition, the stock markets have experienced price and volume fluctuations, resulting in change in the market prices of the stocks of many companies that may not have been directly related to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

Risks Related to Government Regulation and Legal Uncertainty

      Our business is subject to strict government regulation.  Medical devices such as our CVProfilor™ DO-2020 System are subject to strict regulation by state and federal authorities, including the FDA and comparable authorities in certain states. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (the “FDCA”) and related regulations, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

      Delays in pre-market approval. Before a new medical device may be introduced into the United States market, the manufacturer generally must obtain prior authorization from the FDA. This authorization is based on a review by the FDA of the medical device’s safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-Market Notification (“510(k)”) application or a Pre-Market Approval (“PMA”) application. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinical trials or submission of data to regulatory acceptance.

      A 510(k) application requires an applicant to show that a medical device is “substantially equivalent” in terms of safety and effectiveness to a predicate product marketed prior to 1976 or to a medical device already cleared by the FDA for marketing in the United States. In practice, clearance of products often takes substantially longer than the statutory 510(k) application review period of 90 days. On the other hand, a PMA application consists of information provided to the FDA sufficient to establish independently that a medical device is safe and effective for its intended use. By statute, the FDA is required to respond to a PMA application within 180 days from the date of its submission. However, the approval process usually takes substantially longer, often as long as several years.

      Limitations on approvals. FDA clearances and approvals, if granted, may include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for nonapproved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

      Marketing of the CVProfilorTM DO-2020 System in the United States will require clearance or approval by the FDA. We have already forwarded a 510(k) Premarket Notification application to the FDA. However, the FDA may decide that one or more of the proposed claims or indications for use of the CVProfilor™ DO-2020 System cannot be cleared by means of the 510(k) process. In that case, the FDA might require that we seek approval for the device or particular claims or indications by means of a PMA application which could substantially delay using those claims or indications or marketing the DO-2020 System. We cannot assure you that the FDA will clear or approve the CVProfilor™ DO-2020 System.

      The HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling System is intended for use in research markets and therefore we believe it does not require FDA clearance. The FDA could disagree with our interpretation of the regulations and require a 510(k) application or PMA application which, if pursued, may not be cleared or approved or, if so approved, may contain significant limitations on the intended uses for which the product is marketed.

      United States and foreign regulatory requirements. Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance may be subject to both FDA export permit requirements and, in some cases, general United States export regulations. In order to obtain an FDA export permit, we may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located.

We cannot assure you that foreign regulatory clearances or approvals will be granted on a timely basis, if ever, or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory clearance or approvals.

      Regulations extending to our contractors and customers. Our company and the design and manufacturing vendors with whom we contract are subject to regulation by the FDA relating to the design and manufacture of the CVProfilor™ DO-2020 System. This regulation includes, but is not limited to, required compliance with the FDA’s Quality System Regulation (“QSR”) and equivalent state and foreign regulations. Our failure, or the failure of any of these vendors, to comply with applicable regulations may subject us or one or more of the vendors, or the medical device designed and produced for and by us, to regulatory action. A regulatory action could threaten or cut off our source of supply or cause the FDA to order the removal of the DO-2020 System from the market. While we believe we could locate and qualify other sources to design or manufacture necessary components, supply interruptions in the meantime may have a materially adverse effect on our business, financial condition and results of operations.

      In addition to the regulations directly pertaining to us and our products, many of our potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations.

      Future regulatory requirements. Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and diagnostic devices are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes may relax some requirements, which could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the FDA and state and foreign laws and regulations depend heavily on administrative interpretations. We cannot assure you that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations.

      We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals in the United States or internationally on a timely basis, if at all. Delays in the receipt of, or failure to receive, these clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

      If we fail to meet foreign regulatory requirements, we will not be able to compete internationally. As a part of our marketing strategy, we intend to pursue commercialization of our Product in international markets. Our Product will be subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We cannot assure you that we will be able to meet export requirements or obtain necessary foreign regulatory clearances or approvals for our Product on a timely basis or at all. The facilities and manner in which we operate and do business involve a specific quality system and approach which is presently ISO-9002, EM-46002 and ISO-13488 registered. Our Product has been extensively tested and is entitled to be UL Listed (that is, the DO-2020 System) or display the CE0123 Mark (that is, CE 1023 for the CR-2000 Research System). The CR-2000 Research System conforms to European Council Directive (93/42/EEC) regarding Medical Devices. In order to achieve market acceptance for the CVProfilor™ MD-3000 System in Europe, we will need to seek and obtain the approval for its displaying the CE Mark. In Japan, approval to market our Product will require acceptance of a formal registration to the Ministry of Health and Welfare. Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

      No cash dividends. We have never paid cash dividends and do not anticipate paying any cash dividends on our securities in the forseeable future. We anticipate that profits, if any, received from operations will be devoted to our future operations.

ITEM 2.  Properties

      Subsequent to June 30, 1997, we entered into a noncancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters in Eagan, Minnesota, a location in close proximity to the Minneapolis/ St. Paul International Airport. The term of the lease was from November 1, 1997 to October 31, 2000. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, expiring October 31, 2003. The monthly gross rent, including basic operating expenses, is approximately $7,000. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3.  Legal Proceedings

      We are not a party to any litigation and are not aware of any threatened litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2000.

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Market Information

      Our Common Stock began trading on The Nasdaq SmallCap Market on August 7, 1998 under the symbol “HDII.” Prior to that date, there was no established trading market for our Common Stock. As of September 15, 2000, we estimate that there were approximately 1,200 holders of our Common Stock.

      The following table sets forth, for the periods indicated, the high and low sales price information for our Common Stock as reported by The Nasdaq SmallCap Market.

	Sales Price

Period	High	Low

August 7, 1998-September 30, 1998	$4.375	$2.750

October 1, 1998-December 31, 1998	4.125	2.875

January 1, 1999-March 31, 1999	3.938	2.125

April 1, 1999-June 30, 1999	3.750	2.000

July 1, 1999-September 30, 1999	3.500	2.125

October 1, 1999-December 31, 1999	3.750	2.563

January 1, 2000-March 31, 2000	7.750	2.313

April 1, 2000-June 30, 2000	6.625	2.500

July 1, 2000-September 15, 2000	8.438	6.000

      We have not declared any dividends to date and do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      No unregistered equity securities were sold by us during the reporting period covered by this Report.

Use of Proceeds From Initial Public Offering

      On July 23, 1998, the SEC declared effective our Registration Statement on Form SB-2 (File No. 333-53025) relating to our initial public offering. On July 28, 1998, we consummated the sale of 2,250,000 units, each unit consisting of one share of Common Stock and one Class A Redeemable Warrant. On August 31,

1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. R.J. Steichen & Company served as the underwriter of the offering.

      We registered an offering amount of 2,587,500 units and 2,587,500 shares of Common Stock underlying the Class A Redeemable Warrants. Based on an offering price of $4.125 per unit and an exercise price of $5.50 per Class A Redeemable Warrant, the aggregate offering amount was $24,904,688. We sold 2,587,500 units, resulting in gross proceeds of $10,673,438.

      Total offering expenses were $1,485,024. These expenses consisted of: (i) $907,031 in underwriting discounts; (ii) $266,836 of expenses paid to the underwriter; (iii) $164,936 of legal and accounting fees; and (iv) $146,221 of printing and other expenses. Our net offering proceeds were $9,188,414, after deducting total expenses of the offering.

      The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through June 30, 2000:

Temporary investments (U.S. Government obligations/notes and U.S. Government money market funds; other short-term, high quality, interest-bearing instruments)	$4,018,745

Central Data Management Facility	318,194

Purchase of property and equipment	403,263

Selling, marketing and promotion	1,194,592

Wages, related expenses and benefits	1,522,695

Outside consultants	449,257

Inventory	1,281,668

$9,188,414

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our business entity was founded in July 1988 to develop our blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. We have developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of determining several parameters that are useful in assessing the cardiovascular system. From inception, the majority of our efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen patients for cardiovascular disease. While we have developed and tested commercial models of the Product and in April 1998 commenced marketing the HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling System for research use only, we expect to incur substantial net operating losses until we achieve a significant level of revenue following FDA clearance to market the CVProfilor™ DO-2020 CardioVascular Profiling System.

      We plan to market three versions of our Product: the HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 CardioVascular Profiling System and the CVProfilor™ MD-3000 CardioVascular Profiling System (previously referred to as the Model DO-2020i). We believe that the CR-2000 System, intended for research use only in the United States (that is, not for screening, diagnosing, monitoring or determining the treatment of patients), does not require FDA clearance to market, and marketing and distribution activities have commenced worldwide. The CVProfilor™ DO-2020 System, intended for use by physicians to screen patients with vascular disease, is an FDA regulated medical device. We are unable to market the CVProfilor™ DO-2020 System in the United States until FDA clearance to market is obtained.

      On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Services, Inc. Our non-invasive CR-2000 Research CardioVascular Profiling System now displays the ‘CE0123’ mark, indicating that the CR-2000 Research System is certified for sale throughout the European Union and that the product complies with applicable safety standards. We are currently pursuing foreign registrations and approvals that will allow marketing of a similar product to physicians in foreign markets, the CVProfilor™ MD-3000 System.

Development Stage Results of Operations

      We are a development stage company and are not presently generating any significant revenues. There can be no assurance that we will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement our business plan or our current development opportunities. As of June 30, 2000, the Company had a deficit accumulated during the development stage of $(8,814,651), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

      We are seeking clearance from the FDA to market the CVProfilor™ DO-2020 System in the United States and have previously submitted a 510(k) Premarket Notification submission to the FDA. In January 2000, we were notified by the FDA that it would not grant an extension of time to the 510(k) Premarket Notification as we had previously submitted. Instead, the FDA asked that we submit a new 510(k) to include additional information as previously agreed upon with the FDA. We forwarded a new 510(k) Premarket Notification submission to the FDA during June 2000. However, we cannot predict how long the FDA will take to review our 510(k) submission, or when the FDA will clear the CVProfilor™ DO-2020 System for marketing in the United States, if at all.

      In accordance with discussions we have had with the FDA, the new 510(k) submission will be in support of a CVProfilor™ DO-2020 System which presents, in the reports it generates, clinical data regarding blood pressure measurements, pulse rate and both large and small artery elasticity indices only. After the receipt of clearance from the FDA on said submission, we plan to submit additional information and/or clinical data with the goal of receiving FDA clearance for an enhancement of the reports. We believe that such an enhanced version of the CVProfilor™ DO-2020 System will facilitate the ability of physicians using it to obtain insurance company and other third-party reimbursement, which cannot be assured.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 2000

      For the fiscal years ended June 30, 1999 and 2000, we recorded revenue of $381,247 and $423,490, respectively, relating to sales of the HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling Instrument.

      Total cost and expenses for the fiscal year ended June 30, 1999 were $3,009,857 compared to $4,061,905 for the fiscal year ended June 30, 2000. Approximately 19% of the $3,009,857 and 11% of the $4,061,905 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Fiscal Year Ended June 30

	1999	2000

Design and development of prototype devices and other enhancements and improvements	$257,451	$358,679

Design and development of a Central Data Management Facility (“CDMF”)	318,194	—

Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	71,340

Total research and development expenses	$575,645	$430,019

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the CVProfilor™ DO-2020 System integrated with our tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30

	1999	2000

Wages, related expenses and benefits	$807,123	$1,229,433

Patents and related expenses	50,853	75,157

Outside consultants	263,145	360,341

Rent-building and utilities	86,753	88,812

Insurance-general and directors/officers liability	46,292	49,211

Selling, marketing and promotion, including applicable wages	316,416	1,036,878

Depreciation and amortization	75,413	106,150

Clinical trials (FDA)	—	66,811

Other-general and administrative	649,429	499,971

Total selling, general and administrative expenses	$2,295,424	$3,512,764

      Our number of employees decreased from fourteen as of June 30, 1999 to twelve as of June 30, 2000.

      The increase in outside consultants expense from $263,145 for the fiscal year ended June 30, 1999 to $360,341 for the fiscal year ended June 30, 2000 was mainly attributable to additional work relating to our FDA 510(k) application and our ISO-9002 certification and CE mark for the HDI/ PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Selling, marketing and promotion expense increased from $316,416 for the fiscal year ended June 30, 1999 to $1,036,878 for the fiscal year ended June 30, 2000. This category includes wages and commissions paid by us relating to its sales and marketing efforts as well as travel expenses.

      Interest income was $414,515 and $314,108 for the fiscal years ended June 30, 1999 and 2000, respectively. In July and August 1998, we raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(2,214,095) and $(3,324,307) for the fiscal years ended June 30, 1999 and 2000, respectively. For the fiscal year ended June 30, 1999, basic and dilutive net loss per share was $(.45), based on weighted average shares outstanding of 4,973,472. For the fiscal year ended June 30, 2000, basic and dilutive net loss per share was $(.65), based on weighted average shares outstanding of 5,125,791.

Liquidity and Capital Resources

      Cash and cash equivalents had a net increase of $6,444,721 for the fiscal year ended June 30, 1999. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(2,049,232); increase in accounts receivable — $182,728; increase in inventory — $336,443; decrease in prepaid expenses — $153,515; net cash used in investing activities — purchase of property and equipment — $326,087; net cash provided by financing activities — issuance of Common Stock — $9,196,464. For the fiscal year ended June 30, 2000, cash and cash equivalents had a net decrease of $(3,665,780). The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(3,146,817); decrease in accounts receivable — $111,706; increase in inventory — $919,919; increase in accrued payroll and payroll taxes — $151,921; net cash provided by financing activities — issuance of Common Stock — $128,924.

      In July 1998, we completed our initial public offering (IPO) in which we sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one Class A Redeemable Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of June 30, 2000, we have cash and cash equivalents of $4,018,745, and anticipate that these funds should allow us to pursue the different elements of our business development strategy for at least the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, market conditions, timing of the receipt of clearance from the FDA to market the CVProfilor™ DO-2020 System, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

      Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $14,231,250 from the exercise of the Class A Redeemable Warrants included in the units. Each Class A Redeemable Warrant entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Redeemable Warrants are subject to redemption by us for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of the shares exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Redeemable Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Class A Redeemable Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

Year 2000 Compliance

      Although it is now after January 1, 2000, many existing computer programs in the business world still use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail, create erroneous results, or otherwise lead to significant business delays and disruptions in the Year 2000. We have experienced no Year 2000 information systems problems to date, and we believe our internal information technology systems remain Year 2000 compliant. We have, and expect to have, certain material relationships with suppliers and vendors. Although we have experienced no problems to date, we are currently unable to predict to what extent the Year 2000 issue may affect such existing and anticipated suppliers or vendors, or to what extent we would be vulnerable to any failure by our suppliers or vendors to be Year 2000 compliant. The failure of a supplier or vendor to remediate any Year 2000 issues could have a material adverse effect on our business, financial condition or results of operations.

ITEM 7.  Financial Statements

Financial Statements

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Years Ended June 30, 1999 and 2000 and

Period From July 19, 1988 (Inception)
to June 30, 2000

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Financial Statements

Years Ended June 30, 1999 and 2000 and Period From
July 19, 1988 (Inception) to June 30, 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Hypertension Diagnostics, Inc.

      We have audited the balance sheets of Hypertension Diagnostics, Inc. (a development stage company) as of June 30, 1999 and 2000, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended and the period from July 19, 1988 (inception) to June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We have conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the years then ended and the period from July 19, 1988 (inception) to June 30, 2000, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Minneapolis, Minnesota

August 11, 2000

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Balance Sheets

	June 30

	1999	2000

Assets

Current Assets:

Cash and cash equivalents	$7,684,525	$4,018,745

Accounts receivable	182,728	71,022

Interest receivable	49,753	2,342

Inventory	375,497	1,295,416

Prepaid expenses	4,720	12,933

Total Current Assets	8,297,223	5,400,458

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	458,999	536,175

Less accumulated depreciation	(92,119)	(191,469)

	384,082	361,908

Patents, net of accumulated amortization of $21,605 and $28,405 at June 30, 1999 and 2000, respectively	23,800	17,000

Other Assets	6,730	6,730

Total Assets	$8,711,835	$5,786,096

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$113,397	$167,779

Accrued payroll and payroll taxes	98,356	250,277

Other accrued expenses	10,856	2,857

Total Current Liabilities	222,609	420,913

Shareholders’ Equity:

Preferred Stock, $.01 par value:
Authorized shares — 5,000,000

Issued and outstanding shares — none	—	—

Common Stock, $.01 par value:
Authorized shares — 25,000,000

Issued and outstanding shares — 5,109,235 and 5,173,697 at June 30, 1999 and 2000, respectively	51,092	51,737

Additional paid-in capital	14,083,028	14,211,307

Deferred compensation	(154,550)	(83,210)

Deficit accumulated during the development stage	(5,490,344)	(8,814,651)

Total Shareholders’ Equity	8,489,226	5,365,183

Total Liabilities and Shareholders’ Equity	$8,711,835	$5,786,096

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Statements of Operations

			Period From
	Year Ended June 30		July 19, 1988
			(Inception) to
	1999	2000	June 30, 2000

Revenue:

Equipment sales	$381,247	$423,490	$804,737

Cost and Expenses:

Cost of equipment sales	138,788	119,122	257,910

Research and development	575,645	430,019	2,564,963

Selling, general and administrative	2,295,424	3,512,764	7,680,631

Total Cost and Expenses	3,009,857	4,061,905	10,503,504

Operating Loss	(2,628,610)	(3,638,415)	(9,698,767)

Other Income (Expense):

Interest income	414,515	314,108	931,147

Interest expense	—	—	(47,031)

	414,515	314,108	884,116

Net Loss and Deficit Accumulated During the Development Stage	$(2,214,095)	$(3,324,307)	$(8,814,651)

Basic and Dilutive Net Loss per Share	$(.45)	$(.65)	$(5.37)

Weighted Average Shares Outstanding	4,973,472	5,125,791	1,640,187

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Statement of Shareholders’ Equity

					Deficit
					Accumulated
	Common Stock		Additional		During the
			Paid-in	Deferred	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance at July 19, 1988 (inception)	—	$—	$—	—	$—	$—

Conversion of notes payable to Common Stock at $3.00 (August 1988 through June 1989)	75,167	752	224,748	—	—	225,500

Sale of Common Stock at $.04 (September 1988 through June 1989)	342,853	3,428	10,286	—	—	13,714

Net loss	—	—	—	—	(188,496)	(188,496)

	418,020	4,180	235,034	—	(188,496)	50,718

Sale of Common Stock at $.04 (July 1989)	1,900	19	57	—	—	76

Private placement of Common Stock at $3.00 (October 1989 through January 1990)	58,750	587	175,663	—	—	176,250

Conversion of notes payable to Common Stock at $3.00 (July 1989 through April 1990)	13,000	130	38,870	—	—	39,000

Redemption of Common Stock (August 1989)	(7,500)	(75)	(225)	—	—	(300)

Net loss	—	—	—	—	(195,716)	(195,716)

Balance at June 30, 1990	484,170	4,841	449,399	—	(384,212)	70,028

Private placement of Common Stock at $3.00 (July 1990)	1,667	17	4,984	—	—	5,001

Net loss	—	—	—	—	(134,857)	(134,857)

Balance at June 30, 1991	485,837	4,858	454,383	—	(519,069)	(59,828)

Net loss	—	—	—	—	(3,076)	(3,076)

Balance at June 30, 1992	485,837	4,858	454,383	—	(522,145)	(62,904)

Net Income	—	—	—	—	45,061	45,061

Balance at June 30, 1993	485,837	4,858	454,383	—	(477,084)	(17,843)

Net loss	—	—	—	—	(17,743)	(17,743)

Balance at June 30, 1994	485,837	4,858	454,383	—	(494,827)	(35,586)

Net loss	—	—	—	—	(53,202)	(53,202)

Balance at June 30, 1995 (carried forward)	485,837	4,858	454,383	—	(548,029)	(88,788)

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statement of Shareholders’ Equity (Continued)

					Deficit
					Accumulated
	Common Stock		Additional		During the
			Paid-in	Deferred	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance at June 30, 1995 (brought forward)	485,837	$4,858	$454,383	$—	$(548,029)	$(88,788)

Common Stock issued in connection with bridge financing at $1.00 (August 1995), net of expenses of $6,250	125,000	1,250	117,500	—	—	118,750

Conversion of notes payable to Common Stock at $1.00	2,174	22	2,152	—	—	2,174

Private placement of Common Stock at $2.00 (October 1995 through May 1996), net of expenses of $385,313	1,349,000	13,490	2,299,197	—	—	2,312,687

Purchase of warrants	—	—	50	—	—	50

Value of stock options granted in lieu of cash compensation	—	—	349,974	—	—	349,974

Net loss	—	—	—	—	(714,085)	(714,085)

Balance at June 30, 1996	1,962,011	19,620	3,223,256	—	(1,262,114)	1,980,762

Value of stock options granted in lieu of cash compensation	—	—	100,364	—	—	100,364

Net loss	—	—	—	—	(871,972)	(871,972)

Balance at June 30, 1997	1,962,011	19,620	3,323,620	—	(2,134,086)	1,209,154

Private placement of Common Stock at $3.00 (December 1997 through March 1998), net of expenses of $279,280	500,000	5,000	1,215,720	—	—	1,220,720

Purchase of warrants	—	—	50	—	—	50

Value of stock options granted in lieu of cash compensation	—	—	33,115	—	—	33,115

Stock options exercised	55,724	557	95,974	—	—	96,531

Net loss	—	—	—	—	(1,142,163)	(1,142,163)

Balance at June 30, 1998 (carried forward)	2,517,735	25,177	4,668,479	—	(3,276,249)	1,417,407

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statement of Shareholders’ Equity (Continued)

					Deficit
					Accumulated
	Common Stock		Additional		During the
			Paid-in	Deferred	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance at June 30, 1998 (brought forward)	2,517,735	$25,177	$4,668,479	$—	$(3,276,249)	$1,417,407

Sale of Common Stock at $4.125 per unit in initial public offering (July and August, 1998), net of expenses of $1,485,024	2,587,500	25,875	9,162,539	—	—	9,188,414

Purchase of warrants	—	—	50	—	—	50

Value of stock options granted in lieu of cash compensation	—	—	244,000	(214,000)	—	30,000

Amortization of deferred compensation	—	—	—	59,450	—	59,450

Stock options exercised	4,000	40	7,960	—	—	8,000

Net loss	—	—	—	—	(2,214,095)	(2,214,095)

Balance at June 30, 1999	5,109,235	51,092	14,083,028	(154,550)	(5,490,344)	8,489,226

Amortization of deferred compensation	—	—	—	71,340	—	71,340

Stock warrants exercised	64,462	645	128,279	—	—	128,924

Net loss	—	—	—	—	(3,324,307)	(3,324,307)

Balance at June 30, 2000	5,173,697	$51,737	$14,211,307	$(83,210)	$(8,814,651)	$5,365,183

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Period From
	Year Ended June 30		July 19, 1988
			(Inception) to
	1999	2000	June 30, 2000

Operating Activities:

Net loss	$(2,214,095)	$(3,324,307)	$(8,814,651)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	89,450	71,340	644,243

Depreciation	66,122	99,350	227,938

Amortization	9,291	6,800	29,455

Write-off of property and equipment	—	—	42,702

Change in operating assets and liabilities:

Accounts receivable	(182,728)	111,706	(71,022)

Interest receivable	(45,077)	47,411	(2,342)

Inventory	(336,443)	(919,919)	(1,295,416)

Prepaid expenses	153,515	(8,213)	(12,933)

Other assets	(200)	—	(6,730)

Accounts payable	(74,703)	54,382	167,779

Accrued payroll and payroll taxes	98,356	151,921	250,277

Other accrued expenses	10,856	(7,999)	3,031

Net cash used in operating activities	(2,425,656)	(3,717,528)	(8,837,669)

Investing Activities:

Purchase of property and equipment	(326,087)	(77,176)	(632,548)

Payment of patent costs	—	—	(46,455)

Net cash used in investing activities	(326,087)	(77,176)	(679,003)

Financing Activities:

Proceeds from notes payable	—	—	315,500

Payments of notes payable	—	—	(49,000)

Issuance of Common Stock	9,196,464	128,924	13,269,217

Redemption of Common Stock	—	—	(300)

Net cash provided by financing activities	9,196,464	128,924	13,535,417

Net increase (decrease) in cash and cash equivalents	6,444,721	(3,665,780)	4,018,745

Cash and cash equivalents at beginning of period	1,239,804	7,684,525	—

Cash and cash equivalents at end of period	$7,684,525	$4,018,745	$4,018,745

Supplemental Schedule of Noncash Financing Activities:

Conversion of note payable and accrued interest into Common Stock	$—	$—	$266,674

Cash paid for interest	—	—	12,526

See accompanying notes.

Hypertension Diagnostics, Inc.

(A Development Stage Company)

Notes to Financial Statements
June 30, 2000

1.  Organization and Significant Accounting Policies

Description of Business

      Hypertension Diagnostics, Inc. (the “Company”) is a development stage company formed on July 19, 1988 to develop, design and market a cardiovascular profiling system.

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

Impairment of Long-Lived Assets

      The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Revenue Recognition

      Revenue is recognized at the time the product is shipped.

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

June 30, 2000

1.  Organization and Significant Accounting Policies (continued)

Net Loss Per Share

      Under Financial Accounting Standards Board Statement No. 128, “Earnings per Share,” basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted loss per share as presented is the same as basic loss per share as the effect of outstanding options, warrants and convertible securities is antidilutive.

Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2.  Income Taxes

      At June 30, 2000, the Company had a net operating loss carryforward for tax purposes of approximately $8,170,400. This carryforward is available to offset future taxable income through 2015.

      Components of deferred tax assets are as follows:

	June 30

	1999	2000

Loss carryforwards	$1,967,000	$3,268,000

Less valuation allowance	(1,967,000)	(3,268,000)

Net deferred tax assets	$—	$—

3.  Shareholders’ Equity

      In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which includes 337,500 additional units to cover over-allotments) at $4.125 per unit (the “Initial Public Offering”). Each unit consists of one share of Common Stock and one Class A Redeemable Warrant which entitles the holder to purchase one share at an exercise price of $5.50 per share, subject to adjustment. The Class A Redeemable Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice must precede redemption by 30 days and must be sent within 10 business days of the 14 consecutive trading day period. The Class A Redeemable Warrants expire on July 22, 2002.

      In December 1998, 4,000 incentive stock options were exercised at $2.00 per share resulting in net proceeds to the Company of $8,000.

      In March 2000, 64,462 warrants were exercised at $2.00 per share resulting in net proceeds to the Company of $128,924.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Notes to Financial Statements (Continued)

June 30, 2000

4.  Stock Options and Warrants

      During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan (“the 1995 Option Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, directors, officers, consultants and advisors of the Company. The maximum number of shares reserved under the Plan is 400,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 1995 Option Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the Common Stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the Common Stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date.

      A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 1995	—	—	$—

Shares reserved	400,000	—	—

Granted	(15,000)	15,000	2.00

Balance at June 30, 1996	385,000	15,000	2.00

Granted	(11,900)	11,900	2.00

Balance at June 30, 1997	373,100	26,900	2.00

Granted	(290,600)	290,600	2.04

Exercised	—	(6,000)	2.00

Balance at June 30, 1998	82,500	311,500	2.04

Granted	(81,500)	81,500	3.35

Exercised	—	(4,000)	2.60

Canceled/forfeited	5,400	(5,400)	3.40

Balance at June 30, 1999	6,400	383,600	2.30

Granted	(35,000)	35,000	3.61

Canceled/forfeited	37,100	(37,100)	3.18

Balance at June 30, 2000	8,500	381,500	2.33

      At June 30, 2000, there were 381,500 options outstanding having exercise prices between $2.00 and $7.06 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of seven years. The number of options exercisable as of June 30, 1999 and 2000 were 121,050 and 173,225, respectively, at weighted average exercise prices of $2.28 and $2.29 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the years ended June 30, 1999 and 2000 was $1.96 and $2.83 per share, respectively.

      On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Notes to Financial Statements (Continued)

June 30, 2000

4.  Stock Options and Warrants (continued)

Company. Stock options may be either qualified or nonqualified for income tax purposes. Up to a maximum of 750,000 shares may be issued under the 1998 Option Plan. The 1998 Option Plan is administered in a similar manner to the 1995 Option Plan.

      A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 1997	—	—	$—

Shares reserved	750,000	—	—

Balance at June 30, 1998	750,000	—	—
	(250,000)	250,000	3.21

Balance at June 30, 1999	500,000	250,000	3.21

Granted	(118,980)	118,980	3.92

Canceled/forfeited	50,000	(50,000)	2.90

Balance at June 30, 2000	431,020	318,980	3.52

      At June 30, 2000, there were 318,980 options outstanding having exercise prices between $2.81 and $4.35 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of nine years. The number of options exercisable as of June 30, 1999 and 2000 were 115,334 and 210,327, respectively, at weighted average exercise prices of $3.10 and $3.38 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 1999 and 2000 was $1.70 and $3.07 per share, respectively.

      At June 30, 2000, the Company had also granted a total of 1,110,275 options outside the 1995 Option Plan and the 1998 Option Plan. These options all have exercise prices between $1.70 and $3.38 and a weighted average remaining contractual life of seven years. The number of non-Plan options exercisable at June 30, 1999 and 2000 were 1,105,275 and 1,110,275, respectively, at weighted average exercise prices of $1.76 and $1.76, respectively. The weighted average fair value of non-Plan options granted during the year ended June 30, 1999 was $1.44 per share. There were no non-Plan options granted during the year ended June 30, 2000.

      For the years ended June 30, 1999 and 2000, the Company recognized expense of $89,450 and $71,340, respectively, related to the granting of options for consulting services provided to the Company.

      Pro forma information regarding net loss is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal 1999 and fiscal 2000 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.0%, no expected dividend yield, expected life of five years and expected volatility of .663.

      The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FASB 123), the net loss and

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Notes to Financial Statements (Continued)

June 30, 2000

4.  Stock Options and Warrants (continued)

basic and dilutive net loss per share would have been increased to the following pro forma amounts for the years ended June 30, 1999 and 2000:

	1999	2000

Net Loss:

As Reported	$(2,214,095)	$(3,324,307)

Pro forma	(2,311,767)	(3,519,470)

Basic and Dilutive Net Loss per Share:

As reported	$(0.45)	$(0.65)

Pro forma	(0.47)	(0.69)

Warrants

      In connection with private equity offerings, the Company has issued warrants, to placement agents, to purchase shares of Common Stock as follows:

Warrants	Exercise Price	Expiration Date

132,900	$2.00	October 2000
50,000	$4.95	February and March 2004

182,900

      In connection with the Company’s initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit. Each unit consists of one share of Common Stock and one Class A Redeemable Warrant, exercisable at a purchase price of $5.50 per share, at any time prior to July 22, 2002.

5.  License Agreement

      In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product sales containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net sales, and for the third and fourth years were 1.5% of net sales. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net sales, and 3% if the Regents obtain a United States patent on any of the technology covered under the agreement (which, in fact, occurred) Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product sale, if no patent exists.

6.  Commitments

      Subsequent to June 30, 1997, the Company entered into a noncancelable operating lease agreement for office/warehouse space. The term of the lease is from November 1, 1997 to October 31, 2000. Prior to entering into this lease agreement, the Company had utilized office space of its founders and officers for which it paid no rent. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, expiring October 31, 2003. Rent expense was $90,454 and $94,813 in 1999 and 2000, respectively.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Notes to Financial Statements (Continued)

June 30, 2000

6.  Commitments (continued)

      The following is a schedule of future minimum lease payments due as of June 30, 2000:

Year ending June 30:

2001	$79,699

2002	81,448

2003	83,185

2004	27,921

$272,253

7.  Employment Agreements and Consulting Agreements

      The Company has entered into employment agreements with its officers and a consulting agreement with one member of the Board of Directors. The agreements call for salaries or consulting fees to be paid in cash and/ or stock options. The employment agreements terminate at various times.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

      None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The following table provides information about our directors, executive officers and key consultant:

			Director
Name	Age	Position	Since

Kenneth W. Brimmer(1)(2)	45	Chairman of the Board of Directors	1995

Greg H. Guettler	46	President and Director	1997

Charles F. Chesney, D.V.M., Ph.D., R.A.C	57	Executive Vice President, Secretary, Chief Technology Officer and Director	1988

James S. Murphy	56	Senior Vice President, Finance and Administration and Chief Financial Officer	—

Jay N. Cohn, M.D.(1)	70	Chief Clinical Consultant, Chairman of the Scientific and Clinical Advisory Board and Director	1988

Melville R. Bois(1)(2)	54	Director	1995

Stanley M. Finkelstein, Ph.D.	59	Chief Technical Consultant	—

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      Kenneth W. Brimmer Mr. Brimmer was elected to our Board of Directors in November 1995, and was elected Chairman by our Board on June 5, 2000, replacing Melville R. Bois. Mr. Brimmer presently serves as Chairman, CEO and Director of Active IQ Technologies, Inc. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997, serving as Special Assistant to the Chairman and CEO, Lyle Berman. Mr. Brimmer currently serves on the board of directors of Rainforest Cafe, Inc., New Horizons Kid Quest, Inc., and Oxboro Medical International, Inc., where he is also Chairman.

      Greg H. Guettler Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 20 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, Mr. Guettler was a senior manager at Universal Hospital Services, Inc. (“UHS”), a nationwide provider of medical devices and device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS’s alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory, sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).

      Charles F. Chesney, D.V.M., Ph.D., R.A.C. Dr. Chesney served as our President and Chief Executive Officer from our inception in 1988 until January 1, 1996, when he became our Executive Vice President and Chief Technology Officer. He has been a member of our Board of Directors since its inception in July 1988 and has been our Secretary since December 1988. From 1978 until 1997, Dr. Chesney was a consultant to P-T Consulting Associates, Inc., a biomedical research, product development and consulting firm, which he owns. From 1984 to 1987, Dr. Chesney was employed by the 3M Company as Research and Development Manager for 3M/ Riker Laboratories in its Pharmaceutical and Health Care Divisions. Dr. Chesney is the founder of a small computer firm which offers data base management systems to large drug and chemical companies and he is the author of more than 30 scientific publications in the field of medical pathology, toxicology and cardiovascular physiology. Dr. Chesney is a member of more than 30 professional societies and has been engaged in new product research and development in the pharmaceutical, medical device and bio-technology industries since 1974. In 1991, Dr. Chesney became “Board Certified” in regulatory affairs by the Certification Board of the Regulatory Affairs Professional Society. Dr. Chesney holds the degree of Doctor of Veterinary Medicine from the University of Minnesota (1970) and a Ph.D. in Medical Pathology with a minor in Cardiovascular Physiology from the University of Wisconsin-Madison (1973).

      James S. Murphy Mr. Murphy joined us as Vice President of Finance and Chief Financial Officer in May 1996. In March 2000, his title was changed to Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, Mr. Murphy was the tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy is a member of the American Institute of Certified Public Accountants and the Minnesota Society of CPAs. Mr. Murphy holds a Bachelor of Science degree from Saint John’s University in Collegeville, Minnesota (1966) and a Master of Business Administration degree (M.B.A.) from the University of Minnesota (1968).

      Jay N. Cohn, M.D. Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and was Head of the Cardiovascular Division from 1974 through 1997. Dr. Cohn is the co-inventor of the technology used in our HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System. Dr. Cohn is our Chief Clinical Consultant and has been a consultant to several pharmaceutical firms. He became the Chairman of our Scientific and Clinical Advisory Board in 1996. Dr. Cohn is the immediate past President of the International Society of Hypertension and is also a member of the editorial boards of 12 professional journals and of approximately 17 professional societies. Since 1959, Dr. Cohn has published more than 500 scientific articles and a new textbook of cardiovascular medicine. Dr. Cohn received his M.D. degree from Cornell University (1956). Dr. Cohn also is a director of Medco Research, Inc.

      Melville R. Bois Mr. Bois was elected to our Board of Directors in November 1995 and was elected our Chairman in 1997. On June 5, 2000, Mr. Bois resigned as our Chairman but remains as a Director. From January 1996 until September 1997, he was our President and Chief Executive Officer. For more than 30 years, Mr. Bois has been employed by title insurance and financial companies. In 1979, he founded and was the owner of Universal Title Insurance Company. This company became Universal Title and Financial Corporation in 1984 and Mr. Bois continues as its President. Universal Title and Financial Corporation is a private holding company which is engaged in commercial real estate and related records and data management. Mr. Bois has been and is presently a member of the board of directors of several companies, including Hilex Corporation and Grand Forks Abstract Company and since 1988 he has been the owner and President of the Bois Family Foundation, a charitable organization.

      Stanley M. Finkelstein, Ph.D. Dr. Finkelstein is our Chief Technical Consultant. Dr. Finkelstein has been employed by the University of Minnesota since 1977, and is a Professor of Laboratory Medicine and Pathology in the Medical School. He has also been Associate Director of the Division of Health Computer Sciences within the Department of Laboratory Medicine and Pathology since 1982 and is currently the Director of Graduate Studies for Biomedical Engineering. Dr. Finkelstein is the author of over 100 scientific articles in professional journals and technical conference proceedings on subjects relating to arterial vascular compliance, pulmonary disease, medical informatics and data management. He has also presented related material at more than 100 conferences and technical meetings. Dr. Finkelstein is the co-inventor of the technology used in our HDI/PulseWave ™ CR-2000 Research CardioVascular Profiling System. Dr. Finkelstein earned his Ph.D. in Electrical Engineering/ Systems Science Bioengineering from the Polytechnic Institute of Brooklyn, Brooklyn, New York (1969).

      Scientific and Clinical Advisory Board. In order to provide us with a wide range of scientific and clinical advice, our Board of Directors appointed Dr. Jay N. Cohn to become the Chairman for an Advisory Board of cardiovascular experts. The following physicians are members of our Scientific and Clinical Advisory Board:

•	Hans R. Brunner, M.D. — Professor of Medicine, Division of Hypertension and Vascular Medicine, Centre Hospitalier Universitaire Vaudois, Department of Medicine, University of Lausanne, Lausanne, Switzerland.

•	Jay N. Cohn, M.D. — Professor of Medicine, Cardiovascular Division, University of Minnesota Medical School, Minneapolis, Minnesota.

•	Daniel Duprez, M.D., Ph.D. — Professor of Medicine, Department of Cardiovascular Diseases, The University Hospital, UZ-Gent, University of Gent, Gent, Belgium.

•	Thomas D. Giles, M.D. — Professor of Medicine, Director of Program in Hypertension and Heart Failure, Director of Cardiovascular Research, Department of Medicine, Louisiana State University Medical Center, New Orleans, Louisiana.

•	Stevo Julius, M.D., Sc.D. — Professor of Medicine and Physiology, Division of Hypertension, University of Michigan Medical Center, Ann Arbor, Michigan.

•	Giuseppe Mancia, M.D. — Professor of Medicine, Head of First Division of Medicine at the San Gerardo Hospital and Chairman of the Department of Internal Medicine at the University of Milan School of Medicine, Vice President of the Scientific Council of the European Societies of Hypertension, Milan, Italy.

•	Karl-Heinz Rahn, M.D. — Professor of Medicine and Chairman, Department of Medicine, University of Muenster, Muenster, Germany.

•	Lawrence M. Resnick, M.D. — Professor of Medicine, Cornell University Medical Center, New York Presbyterian Hospital, New York, New York.

•	Michel E. Safar, M.D. — Professor of Medicine, Chief of the Department of Internal Medicine and Hypertension Research Center, Hospital Broussais, Director of Research National Institute, Centre de Diagnostics, Paris, France.

•	Marc A. Silver, M.D. — F.A.C.P., F.A.C.C., Professor of Medicine, Director of Heart Failure Institute, Director of Cardiovascular Disease Fellowship Program, Christ Hospital and Medical Center, Oak Lawn, Illinois.

•	Michael A. Weber, M.D. — Professor of Medicine, State University of New York, Health Science Center, Brooklyn, New York, New York; President of the American Society of Hypertension.

      The Scientific and Clinical Advisory Board meets once or twice yearly and serves to provide us with advice regarding advances in the field of arterial elasticity and to review results and new developments associated with our technology. Under some circumstances, members of the Scientific and Clinical Advisory Board may be asked to test products in their own laboratories.

Section 16(a) Beneficial Ownership Reporting Compliance

      Pursuant to Section 16(a) under the Securities Exchange Act of 1934, our executive officers, directors and 10% shareholders (insiders) are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in our Common Stock. To our knowledge, all insiders made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2000.

ITEM 10.  Executive Compensation

      The following table sets forth the aggregate compensation for the years indicated for our executive officers who received salary and bonus in excess of $100,000.

Summary Compensation Table

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
	Fiscal Year			Underlying	All Other
Name and Principal Position	Ended June 30	Salary	Bonus	Options	Compensation

Dennis L. Sellke(1)	2000	$132,308	$12,000	—	$170,723 (2)
Chief Executive Officer	1999	38,154	—	100,000	—
	1998	—	—	—	—

Greg H. Guettler(3)	2000	140,400	13,868	25,428	—
President	1999	132,423	25,200	5,000	—
	1998	105,000	—	150,000	—

Charles F. Chesney, D.V.M.,	2000	136,827	14,929	25,428	—
Executive Vice President, Secretary	1999	111,646	20,160	5,000	—
and Chief Technology Officer	1998	97,026	—	75,000	—

James S. Murphy	2000	127,839	12,300	23,124	—
Senior Vice President, Finance and Administration and	1999	107,905	20,020	5,000	—
Chief Financial Officer	1998	76,800	—	53,100	—

(1)	Mr. Sellke became Chief Executive Officer in April 1999 and resigned from the Board of Directors and ceased serving as Chief Executive Officer effective April 21, 2000.

(2)	Represent severance payments to be made pursuant to the employment agreement with Mr. Sellke.

(3)	Mr. Guettler became President in September 1997.

      The following table provides information about each stock option grant made during the fiscal year ended June 30, 2000 to the named executive officers.

Option Grants In Fiscal Year 2000

		Percent of
	Number of	Total
	Securities	Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price
Name	Granted	Fiscal Year	($/Share)	Expiration Date

Dennis L. Sellke	—	—	—	—

Greg H. Guettler	25,428	21.4%	$4.35/share	2/18/2010

Charles F. Chesney, D.V.M.,	25,428	21.4%	$4.35/share	2/18/2010

James S. Murphy	23,124	19.4%	$4.35/share	2/18/2010

      The following table summarizes stock option exercises during the fiscal year ended June 30, 2000 and the total number of options held at the end of fiscal year 2000 by the named executive officers.

Aggregated Option Exercises in Fiscal Year 2000 and

Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired		Options at June 30, 2000		Options at June 30, 2000(1)
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis L. Sellke	—	$—	60,000	—	$209,880	$—

Greg H. Guettler	—	—	79,476	94,952	328,746	381,560

Charles F. Chesney, D.V.M	—	—	271,522	55,952	1,274,660	208,478

James S. Murphy	—	—	76,645	26,479	317,986	81,287

(1)	The values have been calculated based on the closing bid price for our Common Stock as of June 30, 2000 (before payment of applicable income taxes).

Employment Agreements

      On October 30, 1995, we entered into a five-year employment agreement with Charles F. Chesney to serve as our President and Chief Executive Officer until we appointed another President and Chief Executive Officer, at which time Dr. Chesney became the Executive Vice President and Chief Technology Officer (which occurred on January 1, 1996). Pursuant to the employment agreement, Dr. Chesney was paid a minimum annual salary (exclusive of benefits, bonuses or incentive payments) of $128,000, subject to annual adjustments to reflect increases in the cost of living. Dr. Chesney’s base annual salary, plus benefits, bonuses and incentive payments, must be equal to, or greater than, 80% of that paid to our President and/or Chief Executive Officer. Dr. Chesney also was granted a stock option to purchase 288,046 shares at an exercise price of $1.70 per share and is entitled to certain registration rights with respect to the Shares underlying such options. In addition, on August 18, 1997, we granted Dr. Chesney a stock option under the 1995 Option Plan to purchase 75,000 shares at an exercise price of $2.00 per share. The employment agreement contained terminable by Dr. Chesney for any reason, upon sixty (60) days written notice. Dr. Chesney may be terminated by the Company only for “reasonable cause,” as defined. The employment agreement contained certain confidentiality obligations. On February 19, 1999, the Company granted Dr. Chesney an option to purchase 5,000 shares of stock at $2.81 per share. On February 18, 2000, we granted Dr. Chesney an option to purchase 25,428 shares of stock at an exercise price of $4.35 per share. In connection with the hiring of Mr. Sellke as Chief Executive Officer, and pursuant to an amendment to Dr. Chesney’s Employment Agreement dated effective April 16, 1999, Dr. Chesney’s minimum annual salary was increased to $128,000, and Dr. Chesney waived the right to any adjustment to other types of compensation which may have otherwise resulted from such other type of compensation paid to Mr. Sellke.

      On December 22, 1999, we entered into employment agreements with Dennis L. Sellke, Charles F. Chesney, Greg H. Guettler and James S. Murphy, each with a two (2) year term. Under those agreements, Dennis L. Sellke was to serve as our Chief Executive Officer and receive a base salary of $160,000. Charles F. Chesney serves as our Executive Vice President, Chief Technology Officer and Secretary and receives a base salary of $141,500. Greg H. Guettler serves as our President, Finance and Administration and Chief Financial Officer and receives a base salary of $128,000. The arrangements provide for increase to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our common stock. Further, each of the agreements has non-compete and confidentiality provisions which prohibit the employee from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement is terminated without cause before the two-year term is expired, we are obligated to continue making base salary payments until the expiration of the agreement or for a period of one (1) year, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we are obligated to pay a severance payment based upon the base salary.

      On April 16, 1999, we granted Mr. Sellke a nonqualified Stock Option pursuant to its 1998 Option Plan to purchase 100,000 shares of stock at an exercise price of $2.94 per share; on September 8, 1997, we granted Mr. Guettler an option to purchase 150,000 shares of stock at an exercise price of $2.00 per share, on February 19, 1999, an option to purchase 5,000 shares of stock at an exercise price of $2.81 per share and, on February 18, 2000, an option to purchase 25,428 shares of stock at an exercise price of $4.35 per share; and on July 1, 1997, we granted Mr. Murphy an option to purchase 53,100 shares of stock, vesting monthly over the initial four-year period, at an exercise price of $2.00 per share, on February 19, 1999, an option to purchase 5,000 shares of stock at an exercise price of $2.81 per share and, on February 18, 2000, an option to purchase 23,124 shares of stock at an exercise price of $4.35 per share.

Outside Director Compensation

      Members of the Board of Directors receive no cash compensation for such service. However, we have granted to each of our outside directors an option to purchase 25,000 shares at an exercise price of $2.00 per share. On February 19, 1999, we granted each of the outside directors an option to purchase 5,000 shares at an exercise price of $2.81 per share. On February 18, 2000, we granted each of the outside directors an option to purchase 3,000 shares at an exercise price of $4.35 per share. On February 18, 2000, we granted Melville R. Bois an option to purchase 1,000 shares at an exercise price of $4.35 per share for his services as chairman of our Board of Directors for calendar year 1999. Furthermore, we have established for future outside board members an option-based compensation policy for the compensation of such members of our Board of Directors providing that each newly appointed or elected outside director will be granted a ten-year option, vesting over four years, for 20,000 shares of our common stock, exercisable at the fair market value of such stock on the date of grant of the option. In addition, each such outside director will be granted an additional option for 3,000 shares of our common stock at the end of each year of service, vested as of the date of grant, for a ten-year term exercisable at the fair market value of the common stock on the date of grant.

      On October 30, 1995, we entered into a four-year consulting agreement with Jay N. Cohn, M.D., a member of the Board of Directors. Dr. Cohn is also one of the founders of our and serves as our Chief Clinical Consultant and Chairman of the Scientific and Clinical Advisory Board. The agreement is cancellable for any reason by either us or Dr. Cohn upon 60 days prior notice. Under the terms of the agreement, we agreed to grant Dr. Cohn nonqualified stock options to purchase 449,265 shares, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as clinical liaison and spokesman for our arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of our Products. All of the shares underlying these options have been fully vested. Dr. Cohn is entitled to certain registration rights with respect to the shares underlying these options.

      On August 28, 1998 our Board of Directors agreed to amend Dr. Cohn’s consulting agreement. Under the amended consulting agreement, Dr. Cohn will perform marketing, sales and public relations activities. As consideration for such additional services, we have agreed to grant to Dr. Cohn an option to purchase 100,000 shares of Common Stock under our 1998 Stock Option Plan, with an exercise price equal to $3.656 per share (which was the fair market value of the Common Stock on the date of grant). The option vests in three equal annual installments commencing on the date of grant. The consulting agreement has been extended through August 2001.

      On January 1, 1996, we entered into a consulting agreement with Melville R. Bois, to serve as our President and Chief Executive Officer on a part-time basis until such time as the Company appointed another President and/or Chief Executive Officer. Under the terms of the agreement, we agreed to pay Mr. Bois a monthly consulting fee of $4,000 and grant Mr. Bois nonqualified stock options to purchase 12,500 shares, which are exercisable for a period of ten years at an exercise price of $2.00 per share. All of the shares underlying such options have been fully vested. The agreement was terminated by us in accordance with its terms, upon the hiring of Greg H. Guettler as President in September 1997. On July 1, 1997, we granted Mr. Bois a stock option to purchase 12,500 shares at an exercise price of $2.00 per share. All of the shares underlying such options have been fully vested. Mr. Bois is entitled to certain registration rights with respect to the shares underlying his options.

      On February 19, 1999, we granted Mr. Brimmer an option to purchase 10,000 shares of stock at $2.81 per share for extraordinary efforts during our initial public offering.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management

      The following table presents, as of September 15, 2000, certain information regarding beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, MN 55121.

	Shares
	Beneficially	Percentage
Name of Beneficial Owner	Owned(1)	Beneficially Owned

Greg H. Guettler(2)	104,476	2.0%

Charles F. Chesney, D.V.M., Ph.D., R.A.C.(3)	324,522	5.9

James S. Murphy(4)	126,645	2.4

Jay N. Cohn, M.D.(5)	534,385	9.3

Melville R. Bois(6)	84,000	1.6

Kenneth W. Brimmer(7)	90,000	1.7

Stanley M. Finkelstein, Ph.D.(8) Health Informatics Division Box 609 UMHC, 420 Delaware St. S.E., Minneapolis, Minnesota 55455	312,071	5.7

All Officers and Directors as a Group (6 persons)	1,264,028	20.2

*	Less than 1%.

(1)	Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Includes options and warrants to purchase 83,476 shares.

(3)	Includes options to purchase 271,522 shares.

(4)	Includes options to purchase 76,645 shares.

(5)	Includes options to purchase 460,211 shares.

(6)	Includes options to purchase 59,000 shares.

(7)	Includes options and warrants to purchase 49,000 shares.

(8)	Includes options to purchase 257,688 shares.

ITEM 12.  Certain Relationships and Related Transactions

      On October 30, 1995, the Company entered into a four-year consulting agreement with Stanley M. Finkelstein, Ph.D., one of the founders of the Company and currently the Company’s Chief Technical Consultant. The agreement was cancellable for any reason by either the Company or Dr. Finkelstein upon 60 days prior notice. Under the terms of the agreement, the Company agreed to grant Dr. Finkelstein nonqualified stock options to purchase 297,688 shares of Common Stock, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as technical liaison and spokesman for the Company’s arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of the Company’s Products. All of the shares underlying these options have been fully vested. Dr. Finkelstein is entitled to certain registration rights with respect to the shares underlying these options.

      Please see Item 10 for a description of our consulting agreement with Dr. Cohn.

      The Company’s management believes that the terms of this transaction are no less favorable to the Company than would have been obtained from a nonaffiliated third party for similar services. Any future transactions between the Company and any of its officers, directors or affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. All future material affiliated transactions must be approved by a majority of the independent outside members of the Company’s Board of Directors who do not have an interest in the transactions.

ITEM 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3.1	—	Articles of Incorporation*
3.2	—	Bylaws*
3.3	—	Articles of Amendment to Articles of Incorporation, dated June 2, 1998*
4.1	—	Specimen of Common Stock Certificate*
4.2	—	Form of Warrant Agreement*
4.3	—	Specimen of Warrant Certificate*
4.4	—	Specimen of Unit Certificate*
10.1	—	1995 Long-Term Incentive and Stock Option Plan*#
10.2	—	1998 Stock Option Plan*#
10.3	—	Form of Stock Option Agreement for 1998 Stock Option Plan*#
10.4	—	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988*
10.5	—	Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the Company, dated October 30, 1995*#
10.6	—	Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30, 1995*#
10.7	—	Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company dated effective August 31, 1998**#
10.8	—	Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated October 30, 1995*
10.9	—	Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996*#
10.10	—	Office Lease Agreement, dated as of October 24, 1997*
10.11	—	Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15, 1997.*
10.12	—	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998.*
10.13	—	April 16, 1999, Amendment to Employment Agreement of Charles F. Chesney, D.V.M., Ph.D., R.A.C. *** #
10.17	—	Employment Agreement between Dennis L. Sellke and the Company, dated December 22, 1999 † #

Exhibit No.		Description

10.18	—	Employment Agreement between Charles F. Chesney, D.V.M and the Company, dated December 22, 1999 † #
10.19	—	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999 † #
10.20	—	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999 † #
23.1	—	Consent of Independent Auditor
27	—	Financial Data Schedule

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, File No. 333-53025.

**	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1998, File No. 0-24635

***	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended June 30, 1999, File No. 0-24635.

†	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1999, File No. 0-24635

#	Executive compensation plans and arrangements.

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on April 28, 2000 (File No. 000-24635) regarding the resignation, effective April 21, 2000, of Dennis L. Sellke from the Board of Directors.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypertension Diagnostics, Inc.

/s/ GREG H. GUETTLER

GREG H. GUETTLER, President
(Principal executive officer)

Dated: September 28, 2000

      In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 2000.

Signature	Title

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Chairman of the Board of Directors
/s/ GREG H. GUETTLER Greg H. Guettler	President and Director (Principal executive officer)
/s/ CHARLES F. CHESNEY Charles F. Chesney, D.V.M., Ph.D., R.A.C.	Executive Vice President, Secretary, Chief Technology Officer and Director
/s/ JAMES S. MURPHY James S. Murphy	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal financial officer)
/s/ JAY N. COHN Jay N. Cohn, M.D.	Director
/s/ MELVILLE R. BOIS Melville R. Bois	Director

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	— Articles of Incorporation*
3.2	— Bylaws*
3.3	— Articles of Amendment to Articles of Incorporation, dated June 2, 1998*
4.1	— Specimen of Common Stock Certificate*
4.2	— Form of Warrant Agreement*
4.3	— Specimen of Warrant Certificate*
4.4	— Specimen of Unit Certificate*
10.1	— 1995 Long-Term Incentive and Stock Option Plan*#
10.2	— 1998 Stock Option Plan*#
10.3	— Form of Stock Option Agreement for 1998 Stock Option Plan*#
10.4	— Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988*
10.5	— Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the Company, dated October 30, 1995*#
10.6	— Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30, 1995*#
10.7	— Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company dated effective August 31, 1998**#
10.8	— Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated October 30, 1995*
10.9	— Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996*#
10.10	— Office Lease Agreement, dated as of October 24, 1997*
10.11	— Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15, 1997.*
10.12	— Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998.*
10.13	— April 16, 1999, Amendment to Employment Agreement of Charles F. Chesney, D.V.M., Ph.D., R.A.C. *** #
10.17	— Employment Agreement between Dennis L. Sellke and the Company, dated December 22, 1999 † #
10.18	— Employment Agreement between Charles F. Chesney, D.V.M and the Company, dated December 22, 1999 † #
10.19	— Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999 † #
10.20	— Employment Agreement between James S. Murphy and the Company, dated December 22, 1999 † #
23.1	— Consent of Independent Auditor
27	— Financial Data Schedule

*	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, File No. 333-53025.

**	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1998, File No. 0-24635

***	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended June 30, 1999, File No. 0-24635.

†	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1999, File No. 0-24635

#	Executive compensation plans and arrangements.

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on April 28, 2000 (File No. 000-24635) regarding the resignation, effective April 21, 2000, of Dennis L. Sellke from the Board of Directors.