Form 10KSB/A
period 2000-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2000-11-01
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1 to Form 10-KSB

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Item 10 is hereby amended to correct typographical errors and to read as follows:

ITEM 10. Executive Compensation

      The following table sets forth the aggregate compensation for the years indicated for our executive officers who received salary and bonus payments in excess of $100,000.

Summary Compensation Table

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
	Fiscal Year			Underlying	All Other
Name and Principal Position	Ended June 30	Salary	Bonus	Options	Compensation

Dennis L. Sellke(1)	2000	$132,308	$12,000	—	$170,723 (2)

Chief Executive Officer	1999	38,154	—	100,000	—

	1998	—	—	—	—

Greg H. Guettler(3)	2000	140,400	13,868	25,428	—

President	1999	132,423	25,200	5,000	—

	1998	105,000	—	150,000	—

Charles F. Chesney, D.V.M.,	2000	136,827	14,929	25,428	—

Executive Vice President, Secretary	1999	111,646	20,160	5,000	—

and Chief Technology Officer	1998	97,026	—	75,000	—

James S. Murphy	2000	127,839	12,300	23,124	—

Senior Vice President, Finance and	1999	107,905	20,020	5,000	—

Administration and Chief Financial Officer	1998	76,800	—	53,100	—

(1)	Mr. Sellke became Chief Executive Officer in April 1999 and resigned from the Board of Directors and ceased serving as Chief Executive Officer effective April 21, 2000.

(2)	Represent severance payments to be made pursuant to the employment agreement with Mr. Sellke.

(3)	Mr. Guettler became President in September 1997.

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

Employment Agreements

      On October 30, 1995, we entered into a five-year employment agreement with Charles F. Chesney to serve as our President and Chief Executive Officer until we appointed another President and Chief Executive Officer, at which time Dr. Chesney became the Executive Vice President and Chief Technology Officer (which occurred on January 1, 1996). Pursuant to the employment agreement, Dr. Chesney was paid a minimum annual salary (exclusive of benefits, bonuses or incentive payments) of $128,000, subject to annual adjustments to reflect increases in the cost of living. Dr. Chesney’s base annual salary, plus benefits, bonuses and incentive payments, must be equal to, or greater than, 80% of that paid to our President and/or Chief Executive Officer. Dr. Chesney also was granted a stock option to purchase 288,046 shares at an exercise price of $1.70 per share. In addition, on August 18, 1997, we granted Dr. Chesney a stock option under the 1995 Option Plan to purchase 75,000 shares at an exercise price of $2.00 per share. The employment agreement was terminable by Dr. Chesney for any reason, upon sixty (60) days written notice. Dr. Chesney may be terminated by us only for “reasonable cause,” as defined. The employment agreement contained certain confidentiality obligations. On February 19, 1999, we granted Dr. Chesney an option to purchase 5,000 shares of stock at $2.81 per share. On February 18, 2000, we granted Dr. Chesney an option to purchase 25,428 shares of stock at an exercise price of $4.35 per share. In connection with the hiring of Mr. Sellke as Chief Executive Officer, and pursuant to an amendment to Dr. Chesney’s Employment Agreement dated effective April 16, 1999, Dr. Chesney’s minimum annual salary was increased to $128,000, and Dr. Chesney waived the right to any adjustment to other types of compensation which may have otherwise resulted from such other type of compensation paid to Mr. Sellke.

      On December 22, 1999, we entered into employment agreements with Dennis L. Sellke, Charles F. Chesney, Greg H. Guettler and James S. Murphy, each with a two (2) year term. Under those agreements, Dennis L. Sellke was to serve as our Chief Executive Officer and receive a base salary of $160,000. Charles F. Chesney serves as our Executive Vice President, Chief Technology Officer and Secretary and receives a base salary of $141,500. Greg H. Guettler serves as our President and receives a base salary of $141,500. James S. Murphy serves as our Senior Vice President, Finance and Administration and Chief Financial Officer and receives a base salary of $128,000. The agreements provide for increases to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our Common Stock. Further, each of the agreements has non-compete and confidentiality provisions which prohibit the employee from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement is terminated without cause before the two-year term is expired, we are obligated to continue making base salary payments until the expiration of the agreement or for a period of one (1) year, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we are obligated to pay a severance payment based upon the base salary.

      On April 16, 1999, we granted Mr. Sellke a nonqualified Stock Option pursuant to our 1998 Option Plan to purchase 100,000 shares of stock at an exercise price of $2.94 per share; on September 8, 1997, we granted Mr. Guettler an option to purchase 150,000 shares of stock at an exercise price of $2.00 per share, on February 19, 1999, an option to purchase 5,000 shares of stock at an exercise price of $2.81 per share and, on February 18, 2000, an option to purchase 25,428 shares of stock at an exercise price of $4.35 per share; and on July 1, 1997, we granted Mr. Murphy an option to purchase 53,100 shares of stock, vesting monthly over the initial four-year period, at an exercise price of $2.00 per share, on February 19, 1999, an option to purchase 5,000 shares of stock at an exercise price of $2.81 per share and, on February 18, 2000, an option to purchase 23,124 shares of stock at an exercise price of $4.35 per share.

Outside Director Compensation

      Members of the Board of Directors receive no cash compensation for such service. However, we have granted to each of our outside directors an option to purchase 25,000 shares at an exercise price of $2.00 per share. On February 19, 1999, we granted each of the outside directors an option to purchase 5,000 shares at an exercise price of $2.81 per share. On February 18, 2000, we granted each of the outside directors an option to purchase 3,000 shares at an exercise price of $4.35 per share. On February 18, 2000, we granted Melville R. Bois an option to purchase 1,000 shares at an exercise price of $4.35 per share for his services as Chairman of our Board of Directors for calendar year 1999. Furthermore, we have established for future outside board members an option-based compensation policy for the compensation of such members of our Board of Directors providing that each newly appointed or elected outside director will be granted a ten-year option, vesting over four years, for 20,000 shares of our Common Stock, exercisable at the fair market value of such stock on the date of grant of the option. In addition, each such outside director will be granted an additional option for 3,000 shares of our Common Stock at the end of each year of service, vested as of the date of grant, for a ten-year term exercisable at the fair market value of our Common Stock on the date of grant.

      On October 30, 1995, we entered into a four-year consulting agreement with Jay N. Cohn, M.D., a member of our Board of Directors. Dr. Cohn is also one of our founders and serves as our Chief Clinical Consultant and Chairman of our Scientific and Clinical Advisory Board. The agreement is cancellable for any reason by either us or Dr. Cohn upon 60 days prior notice. Under the terms of the agreement, we agreed to grant Dr. Cohn nonqualified stock options to purchase 449,265 shares, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as clinical liaison and spokesman for our arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of our Products. All of the shares underlying these options have been fully vested.

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

      On January 1, 1996, we entered into a consulting agreement with Melville R. Bois, to serve as our President and Chief Executive Officer on a part-time basis until such time as we appointed another President and/or Chief Executive Officer. Under the terms of the agreement, we agreed to pay Mr. Bois a monthly consulting fee of $4,000 and grant Mr. Bois nonqualified stock options to purchase 12,500 shares, which are exercisable for a period of ten years at an exercise price of $2.00 per share. All of the shares underlying such options have been fully vested. The agreement was terminated by us in accordance with its terms, upon the hiring of Greg H. Guettler as President in September 1997. On July 1, 1997, we granted Mr. Bois a stock option to purchase 12,500 shares at an exercise price of $2.00 per share. All of the shares underlying such options have been fully vested.

      On February 19, 1999, we granted Mr. Brimmer an option to purchase 10,000 shares of stock at $2.81 per share for extraordinary efforts during our initial public offering.

This Item 11 is hereby amended to include information regarding the holdings of Common Stock of the Company of Mr. Wayne W. Mills, a greater than 5% beneficial owner of the Common Stock of the Company:

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

	Shares
	Beneficially	Percentage
Name of Beneficial Owner	Owned(1)	Beneficially Owned

Greg H. Guettler (2)	104,476	2.0%

Charles F. Chesney, D.V.M., Ph.D., R.A.C. (3)	324,522	5.9

James S. Murphy (4)	126,645	2.4

Jay N. Cohn, M.D. (5)	534,385	9.3

Melville R. Bois (6)	84,000	1.6

Kenneth W. Brimmer (7)	90,000	1.7

Stanley M. Finkelstein, Ph.D. (8) Health Informatics Division Box 609

UMHC, 420 Delaware St. S.E., Minneapolis, Minnesota 55455	312,071	5.7

Wayne W. Mills (9) The Colonnade, Ste. 290

5500 Wayzata Boulevard Golden Valley, Minnesota 55436	385,000	7.1

All Officers and Directors as a Group (6 persons)	1,264,028	20.2

(1)	Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Includes options and warrants to purchase 83,476 shares.

(3)	Includes options to purchase 271,522 shares.

(4)	Includes options to purchase 76,645 shares.

(5)	Includes options to purchase 460,211 shares.

(6)	Includes options to purchase 59,000 shares.

(7)	Includes options and warrants to purchase 49,000 shares.

(8)	Includes options to purchase 257,688 shares.

(9)	Mr. Mills reported his beneficial ownership on a Schedule 13G filed with the Securities and Exchange Commission on July 10, 2000. The filing indicates Mr. Mills has sole voting power for 385,000 shares and sole dispositive power for 385,000 shares. According to the Schedule 13G, Mr. Mills has no shared voting power and no shared dispositive power. The 385,000 shares include warrants to purchase 150,000 shares.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

/s/ GREG H. GUETTLER GREG H. GUETTLER, President (Principal executive officer)

Dated: November 1, 2000

      In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on November 1, 2000.

Signature	Title

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Chairman of the Board of Directors

/s/ GREG H. GUETTLER Greg H. Guettler	President and Director (Principal executive officer)

/s/ CHARLES F. CHESNEY Charles F. Chesney, D.V.M., Ph.D., R.A.C	Executive Vice President, Secretary, Chief Technology Officer and Director

/s/ JAMES S. MURPHY James S. Murphy	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal financial officer)

/s/ JAY N. COHN Jay N. Cohn, M.D.	Director

/s/ MELVILLE R. BOIS Melville R. Bois	Director