Form 10QSB
period 2000-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2000-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

Yes	No

The number of shares of Common Stock outstanding as of November 3, 2000 was 5,276,710.

Transitional Small Business Disclosure Format:

Yes	No

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2000	2000

Assets		(Unaudited)

Current Assets:

Cash and cash equivalents	$4,018,745	$3,278,801

Accounts receivable	71,022	441,704

Interest receivable	2,342	9,882

Inventory	1,295,416	1,351,950

Prepaid expenses	12,933	32,184

Total Current Assets	5,400,458	5,114,521

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	536,175	568,795

Less accumulated depreciation	(191,469)	(217,415)

	361,908	368,582

Patents, net of accumulated amortization of $28,405 and $30,105 at June 30 and September 30, 2000, respectively	17,000	15,300

Other Assets	6,730	6,730

Total Assets	$5,786,096	$5,505,133

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$167,779	$106,368

Accrued payroll and payroll taxes	250,277	273,808

Other accrued expenses	2,857	16,603

Total Current Liabilities	420,913	396,779

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none	—	—

Common Stock, $.01 par value:

Authorized shares—25,000,000

Issued and outstanding shares—5,173,697 and 5,265,264 at June 30 and September 30, 2000, respectively	51,737	52,653

Additional paid-in capital	14,211,307	14,444,230

Deferred compensation	(83,210)	(65,375)

Deficit accumulated during the development stage	(8,814,651)	(9,323,154)

Total Shareholders’ Equity	5,365,183	5,108,354

Total Liabilities and Shareholders’ Equity	$5,786,096	$5,505,133

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statements of Operations
(Unaudited)

			Period From
	Three Months Ended		July 19, 1988
	September 30		(Inception) to
			September 30,
	1999	2000	2000

Revenue:

Equipment sales	$71,498	$448,804	$1,253,541

Cost and Expenses:

Cost of equipment sales	17,533	74,905	332,815

Research and development	63,271	72,034	2,636,997

Selling, general and administrative	750,711	707,318	8,387,949

Total Cost and Expenses	831,515	854,257	11,357,761

Operating Loss	(760,017)	(405,453)	(10,104,220)

Other Income (Expense):

Interest income	91,282	58,133	989,280

Interest expense	—	—	(47,031)

	91,282	58,133	942,249

Net Loss and Deficit Accumulated During the Development Stage	$(668,735)	$(347,320)	$(9,161,971)

Basic and Dilutive Net Loss per Share	$(.13)	$(.07)	$(5.57)

Weighted Average Shares Outstanding	5,109,235	5,212,327	1,646,209

See accompanying notes.

Hypertension Diagnostics, Inc.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

			Period From
	Three Months Ended		July 19, 1988
	September 30		(Inception) to
			September 30,
	1999	2000	2000

Operating Activities: Net loss	$(668,735)	$(347,320)	$(9,161,971)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	17,835	17,835	662,078

Depreciation	23,120	25,946	253,884

Amortization	1,700	1,700	31,155

Write-off of property and equipment	—	—	42,702

Change in operating assets and liabilities:

Accounts receivable	(50,091)	(370,682)	(441,704)

Interest receivable	(4,590)	(7,540)	(9,882)

Inventory	(261,579)	(56,534)	(1,351,950)

Prepaid expenses	(23,914)	(19,251)	(32,184)

Other assets	—	—	(6,730)

Accounts payable	13,832	(61,411)	106,368

Accrued payroll and payroll taxes	11,327	23,531	273,808

Other accrued expenses	(8,190)	13,746	16,777

Net cash used in operating activities	(949,285)	(779,980)	(9,617,649)

Investing Activities:

Purchase of property and equipment	(39,393)	(32,620)	(665,168)

Payment of patent costs	—	—	(46,455)

Net cash used in investing activities	(39,393)	(32,620)	(711,623)

Financing Activities:

Proceeds from notes payable	—	—	315,500

Payments of notes payable	—	—	(49,000)

Issuance of Common Stock	—	72,656	13,341,873

Redemption of Common Stock	—	—	(300)

Net cash provided by financing activities	—	72,656	13,608,073

Net (Decrease) In Cash and Cash Equivalents	(988,678)	(739,944)	3,278,801

Cash and cash equivalents at beginning of period	7,684,525	4,018,745	—

Cash and Cash Equivalents at End of Period	$6,695,847	$3,278,801	$3,278,801

Supplemental Schedule of Noncash Financing Activities:

Conversion of note payable and accrued interest into Common Stock	$—	$—	$266,674

Cash paid for interest	—	—	12,526

See accompanying notes

Hypertension Diagnostics, Inc.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

September 30, 2000

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. The June 30, 2000 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. The policies described in that report are used for preparing quarterly reports.

2.	Subsequent Event – FDA 510(k) Clearance

On November 2, 2000, the Company received clearance from the U.S. Food and Drug Administration (FDA) to market the CVProfilor™ DO-2020 CardioVascular Profiling System for use by physicians and other health care providers to non-invasively screen patients for the presence of cardiovascular disease. In addition to measuring blood pressure values (systolic, diastolic and mean arterial pressure) and heart rate, the CVProfilor™ DO-2020 System calculates pulse pressure, body surface area (BSA) and body mass index (BMI), and provides indications of arterial elasticity. This unique medical device determines both large and small artery elasticity indices which can be used as an initial clinical screening device to determine if patients have potential underlying vascular disease that might require more specific diagnostic evaluations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2000 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, the availability of third- party reimbursements; market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

      Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

      Our business entity was founded in July 1988 to develop our blood pressure waveform analysis technology into a clinically acceptable, non-invasive method for conducting cardiovascular profiling. We have developed proprietary cardiovascular profiling technology that analyzes non-invasively derived arterial pulse pressure waveform data as a means of determining several parameters that are useful in assessing the cardiovascular system. From inception, the majority of our efforts have been focused on incorporating this technology into an instrument that is intended to allow physicians to reliably and effectively screen patients for cardiovascular disease. While we have developed and tested commercial models of the Product and in April 1998 commenced marketing the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, for research use only, we expect to incur substantial net operating losses until we achieve a significant level of revenue from marketing the CVProfilor™ DO-2020 CardioVascular Profiling System, which marketing efforts could not commence until we received U.S. Food and Drug Administration ("FDA") clearance on November 2, 2000.

       We plan to market three versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 CardioVascular Profiling System and the CVProfilor™ MD-3000 CardioVascular Profiling System (previously referred to as the Model DO-2020i). We believe that the CR-2000 System, intended for research use only in the United States (that is, not for screening, diagnosing, monitoring or determining the treatment of patients), does not require FDA clearance to market, and marketing and distribution activities have commenced worldwide. The CVProfilor™ DO-2020 System, intended for use by physicians to screen patients with vascular disease, is an FDA regulated medical device. On November 2, 2000, we received clearance from the FDA to market the CVProfilor™ DO-2020 System in the United States.

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

Development Stage Results of Operations

      We are a development stage company and are not presently generating any significant revenues. There can be no assurance that we will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement our business plan or our current development opportunities. As of September 30, 2000, the Company had a deficit accumulated during the development stage of $(9,323,154), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

      In accordance with discussions we have had with the FDA, the 510(k) clearance received on November 2, 2000 is in support of a CVProfilor™ DO-2020 System which presents, in the reports it generates, clinical data regarding blood pressure measurements, pulse rate and both large and small artery elasticity indices only. In the future, we plan to submit additional information and/or clinical data with the goal of receiving FDA clearance for an enhancement of the reports. We believe that such an enhanced version of the CVProfilor™ DO-2020 System will facilitate the ability of physicians using it to obtain insurance company and other third-party reimbursement, which cannot be assured.

      Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 2000

      For the three months ended September 30, 1999 and 2000, we recorded revenue of $71,198 and $448,804, respectively, relating to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the three months ended September 30, 1999 were $831,515 compared to $854,257 for the three months ended September 30, 2000. Approximately 7.6% of the $831,515 and 8.4% of the $854,257 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	September 30

	1999	2000

Design and development of prototype devices and other enhancements	$45,436	$54,199
and improvements

Recognized compensation cost for value of stock options granted in lieu
of cash compensation	17,835	17,835

Total research and development expenses	$63,271	$72,034

      The design and development of the CDMF was completed in the fiscal year ended June 30, 1999. The CDMF is capable of handling multiple simultaneous transmissions by the CVProfilor™ DO-2020 System integrated with our tracking, billing and production systems and capable of storing and retrieving several hundred thousand patient records.

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30

	1999	2000

Wages, related expenses and benefits	$239,301	$196,746

Patents and related expenses	29,382	9,481

Outside consultants	92,994	47,585

Rent-building and utilities	22,478	21,841

Insurance-general and directors/officers liability	11,203	12,737

Selling, marketing and promotion, including applicable wages	216,525	231,898

Royalties	2,145	12,909

Depreciation and amortization	24,820	27,646

Other-general and administrative	111,863	146,475

Total selling, general and administrative expenses	$750,711	$707,318

      Our number of employees decreased from fifteen in the three months ended September 30, 1999 to twelve in the three months ended September 30, 2000.

      Selling, marketing and promotion expense increased from $216,525 for the three months ended September 30, 1999 to $231,898 for the three months ended September 30, 2000. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

      Interest income was $91,282 and $58,133 for the three months ended September 30, 1999 and 2000, respectively. In July and August 1998, we raised $9,188,414 (net of underwriting discounts and offering expenses) through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit.

      Net loss was $(668,735) and $(347,320) for the three months ended September 30, 1999 and 2000, respectively. For the three months ended September 30, 1999, basic and dilutive net loss per share was $(.13), based on weighted average shares outstanding of 5,109,235. For the three months ended September 30, 2000, basic and dilutive net loss per share was $(.07), based on weighted average shares outstanding of 5,212,327.

Liquidity and Capital Resources

      Cash and cash equivalents had a net decrease of $988,678 for the three months ended September 30, 1999. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(626,080); increase in inventory — $261,579. For the three months ended September 30, 2000, cash and cash equivalents had a net decrease of $739,944. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(301,839); increase in accounts receivable - $370,682.

      In July 1998, we completed our initial public offering (IPO) in which we sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one Class A Redeemable Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of September 30, 2000, we have cash and cash equivalents of $3,278,801, and anticipate that these funds should allow us to pursue the different elements of our business development strategy for at least the next 9 months. Our business plan and financing needs are subject to change depending on, among other things, market conditions, timing of our marketing efforts regarding the CVProfilor™ DO-2020 System, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

      Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $14,231,250 from the exercise of the Class A Redeemable Warrants included in the units. Each Class A Redeemable Warrant entitles the holder to purchase one share at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Redeemable Warrants are subject to redemption by us for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Redeemable Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Class A Redeemable Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

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

PART II. OTHER INFORMATION

Item 2. Use of Proceeds

      The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through September 30, 2000:

Temporary investments (U.S. Government obligations/notes and U.S. Government money market funds; other short-term, high quality, interest-bearing instruments)	$3,278,801

Central Data Management Facility	318,194

Purchase of property and equipment	435,883

Selling, marketing and promotion	1,426,490

Wages, related expenses and benefits	1,819,097

Outside consultants	496,842

Inventory	1,413,107

$9,188,414

Item 6. Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

Exhibit No.	Description

27	Financial Data Schedule for the quarter ended September 30, 2000.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By/s/ James S. Murphy
James S. Murphy
Senior Vice President,
Finance and Administration
and Chief Financial Officer
(principal financial officer)

Date: November 14, 2000

EXHIBIT INDEX

Exhibit No.	Description

27	Financial Data Schedule for the quarter ended September 30, 2000.