Form 10QSB
period 2000-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2001-02-12
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2000

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

Yes	No

The number of shares of Common Stock outstanding as of January 31, 2001 was 5,288,710.

Transitional Small Business Disclosure Format:

Yes	No

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-QSB

Page No.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements	3

Balance Sheets — December 31, 2000 and June 30, 2000	3

Statements of Operations — Three Months and Six Months Ended

December 31, 2000 and 1999, respectively	4

Statements of Cash Flows — Six Months Ended

December 31, 2000 and 1999	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	7

PART II. OTHER INFORMATION:

Item 2. Use of Proceeds	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

EXHIBIT INDEX	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	December 31,	June 30,
	2000	2000

Assets

Current Assets:

Cash and cash equivalents	$3,001,583	$4,018,745

Accounts receivable	935,215	71,022

Interest receivable	5,023	2,342

Inventory	1,294,827	1,295,416

Prepaid expenses	51,383	12,933

Total Current Assets	5,288,031	5,400,458

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	575,519	536,175

Less accumulated depreciation	(244,639)	(191,469)

	348,082	361,908

Patents, net of accumulated amortization of $31,805

and $28,405 at December 31 and June 30, 2000, respectively	13,600	17,000

Other Assets	6,730	6,730

Total Assets	$5,656,443	$5,786,096

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$148,456	$167,779

Accrued payroll and payroll taxes	279,218	250,277

Other accrued expenses	37,740	2,857

Total Current Liabilities	465,414	420,913

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none

Common Stock, $.01 par value:

Authorized shares—25,000,000

Issued and outstanding shares—5,288,710 and 5,173,697

at December 31 and June 30, 2000, respectively	52,887	51,737

Additional paid-in capital	14,514,994	14,211,307

Deferred compensation	(47,540)	(83,210)

Accumulated deficit	(9,329,312)	(8,814,651)

Total Shareholders’ Equity	5,191,029	5,365,183

Total Liabilities and Shareholders’ Equity	$5,656,443	$5,786,096

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31		December 31

	2000	1999	2000	1999

Revenue:

Equipment sales	$1,204,500	$57,499	$1,653,304	$128,997

Cost and Expenses:

Cost of equipment sales	296,707	12,420	371,612	29,953

Research and development	58,670	164,687	130,704	227,958

Selling, general and administrative	901,542	926,220	1,608,860	1,676,931

Total Cost and Expenses	1,256,919	1,103,327	2,111,176	1,934,842

Operating (Loss)	(52,419)	(1,045,828)	(457,872)	(1,805,845)

Other Income:

Interest income	53,929	86,837	112,062	178,119

Net Income (Loss)	$1,510	$(958,991)	$(345,810)	$(1,627,726)

Basic and Dilutive Net Income (Loss) per Share	$.00	$(.19)	$(.07)	$(.32)

Weighted Average Shares Outstanding	5,280,761	5,109,235	5,242,443	5,109,235

    See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Six Months Ended
	December 31

	2000	1999

Operating Activities:

Net loss	$(345,810)	$(1,627,726)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu

of cash compensation	35,670	35,670

Depreciation	53,170	48,445

Amortization	3,400	3,400

Change in operating assets and liabilities:

Accounts receivable	(864,193)	94,230

Interest receivable	(2,681)	(152)

Inventory	589	(596,704)

Prepaid expenses	(38,450)	(62,728)

Accounts payable	(19,323)	123,030

Accrued payroll and payroll taxes	28,941	55,197

Other accrued expenses	34,883	(8,262)

Net cash used in operating activities	(1,113,804)	(1,935,600)

Investing Activities:

Purchase of property and equipment	(39,344)	(71,667)

Net cash used in investing activities	(39,344)	(71,667)

Financing Activities:

Issuance of Common Stock	135,986	—

Net cash provided by financing activities	135,986	—

Net (decrease) in cash and cash equivalents	(1,017,162)	(2,007,267)

Cash and cash equivalents at beginning of period	4,018,745	7,684,525

Cash and cash equivalents at end of period	$3,001,583	$5,677,258

     See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

December 31, 2000

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. The June 30, 2000 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, as amended. The policies described in that report are used for preparing quarterly reports.

2.	Shareholders’ Equity

In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit. Each unit consists of one share of Common Stock and one Redeemable Class A Warrant (the “Class A Warrant”) which entitled the holder to purchase one share of Common Stock at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrant Agreement was amended as of January 23, 2001 to reduce the exercise price of the Class A Warrant from $5.50 to $5.15 per share of Common Stock issuable upon exercise of the Class A Warrant. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Company's Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice must precede redemption by 30 days and must be sent within 10 business days of the 14 consecutive trading day period. The Class A Warrants expire on July 22, 2002.

On January 23, 2001, the Company commenced an offering of up to 2,752,192 Redeemable Class B Warrants enabling holders to purchase one share of its $.01 par value Common Stock (the “Class B Warrants”). As an incentive to exercise its outstanding Class A Warrants, the Company is offering the Class B Warrants to those holders of the Class A Warrants who properly exercise a Class A Warrant in the offering period. The offering period begins January 23, 2001 and expires at 5:00 p.m. Central Time, March 26, 2001. If all of the Class A Warrant holders exercised their Class A Warrants in this offering, the Company would receive approximately $14 million in net proceeds. The Class B Warrants expire on January 23, 2006 and have an exercise price of $9.00 per share of the Company's Common Stock issuable upon exercise. The Class B Warrants are redeemable by the Company for $.01 per Class B Warrant at any time the closing bid price of its Common Stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days, as reported by The Nasdaq SmallCap Market. The Company has applied for listing of the Class B Warrants on The Nasdaq SmallCap Market, although the listing of the Class B Warrants on The Nasdaq SmallCap Market or any exchange cannot be assured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2000 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our ability to generate revenue; our need for additional capital; the availability of third-party reimbursements; market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

      Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

      We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor™ DO-2020 CardioVascular Profiling System, and we plan to market the CVProfilor™ MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, monitoring or determining treatment of patients). The CVProfilor™ DO-2020 System, intended for use by United States physicians to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. On November 2, 2000, we obtained FDA approval to market the CVProfilor™ DO-2020 System and while we expect the CVProfilor™ DO-2020 System to generate the majority of our revenues in the future, to date, it has not yet generated any revenues. The CVProfilor™ DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management System (the “CDMF”), we are able to track utilization of the CVProfilor™ DO-2020 System in each physician’s clinic and to invoice our physician customers on the number of CardioVascular Profile Reports they generate in their clinics each month. We anticipate that marketing the CVProfilor™ DO-2020 System under a “per-patient-tested” rental program as opposed to a capital sale will allow us to accelerate the rate of Product acceptance in the medical marketplace and allow physician usage fees to eventually generate the majority of our revenues. The CVProfilor™ MD-3000 System will provide physicians outside the United States with key cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease and in monitoring the effectiveness of treatment of patients with previously diagnosed cardiovascular disease. The CVProfilor™ MD-3000 System requires that we obtain a CE Mark in order for it to be marketed inside the European Union and will require regulatory approval to be marketed in Japan and China.

Results of Operations

      As of December 31, 2000, we had an accumulated deficit of $(9,329,312), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

      For the three months ended December 31, 2000 and 1999, we recorded revenue of $1,204,500 and $57,499, respectively, relating to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the three months ended December 31, 2000 were $1,256,919 compared to $1,103,327 for the three months ended December 31, 1999. Approximately 5% of the $1,256,919 and 15% of the $1,103,327 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months
	Ended
	December 31

	2000	1999

Design and development of prototype devices and other

enhancements and improvements	$40,835	$146,852

Recognized compensation cost for value of stock options

granted in lieu of cash compensation	17,835	17,835

Total research and development expenses	$58,670	$164,687

The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31

	2000	1999

Wages, related expenses and benefits	$258,972	$299,042

Patents and related expenses	25,972	14,584

Outside consultants	23,770	101,527

Rent-building and utilities	23,332	21,913

Insurance-general and directors/officers liability	13,744	12,392

Selling, marketing and promotion, including applicable wages	362,389	300,425

Royalties	36,690	1,725

Depreciation and amortization	28,924	27,026

Other-general and administrative	127,749	147,586

Total selling, general and administrative expenses	$901,542	$926,220

      Our number of employees decreased from seventeen in the three months ended December 31, 1999 to thirteen in the three months ended December 31, 2000.

      Selling, marketing and promotion expense increased from $300,425 for the three months ended December 31, 1999 to $362,389 for the three months ended December 31, 2000. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

      Interest income was $53,929 and $86,837 for the three months ended December 31, 2000 and 1999, respectively.

      Net income was $1,510 for the three months ended December 31, 2000 compared to a net (loss) of ($958,991) for the three months ended December 31, 1999. For the three months ended December 31, 2000, basic and dilutive net income per share was $.00, based on weighted average shares outstanding of 5,280,761. For the three months ended December 31, 1999, basic and dilutive net loss per share was $(.19), based on weighted average shares outstanding of 5,109,235.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

      Revenue was $1,653,304 and $128,997 for the six months ended December 31, 2000 and 1999, respectively. This revenue related to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the six months ended December 31, 2000 were $2,111,176 compared to $1,934,842 for the six months ended December 31, 1999. Approximately 6% of the $2,111,176 and 12% of the $1,934,842 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Six Months Ended
	December 31

	2000	1999

Design and development of prototype devices and other

enhancements and improvements	$95,034	$192,288

Recognized compensation cost for value of stock options

granted in lieu of cash compensation	35,670	35,670

Total research and development expenses	$130,704	$227,958

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31

	2000	1999

Wages, related expenses and benefits	$455,718	$538,343

Patents and related expenses	35,453	43,966

Outside consultants	71,355	194,521

Rent-building and utilities	45,173	44,391

Insurance-general and directors/officers liability	26,481	23,595

Selling, marketing and promotion, including applicable wages	594,287	516,950

Royalties	49,599	3,870

Depreciation and amortization	56,570	51,846

Other-general and administrative	274,224	259,449

Total selling, general and administrative expenses	$1,608,860	$1,676,931

      Our number of employees decreased from seventeen in the six months ended December 31, 1999 to thirteen in the six months ended December 31, 2000.

      Selling, marketing and promotion expense increased from $516,950 for the six months ended December 31, 1999 to $594,287 for the six months ended December 31, 2000. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

      Interest income was $112,062 and $178,119 for the six months ended December 31, 2000 and 1999, respectively.

      Net loss was $(345,810) and $(1,627,726) for the six months ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000, basic and dilutive net loss per share was $(.07), based on weighted average shares outstanding of 5,242,443. For the six months ended December 31, 1999, basic and dilutive net loss per share was $(.32), based on weighted average shares outstanding of 5,109,235.

Liquidity and Capital Resources

      Cash and cash equivalents had a net decrease of $1,017,162 for the six months ended December 31, 2000. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $253,570; increase in accounts receivable — $864,193; net cash provided by financing activities – issuance of Common Stock — $135,986. For the six months ended December 31, 1999, cash and cash equivalents had a net decrease of $2,007,267. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $(1,540,211); increase in inventory - $596,704; increase in accounts payable – $123,030.

      In July 1998, we completed our initial public offering (IPO) in which we sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one Redeemable Class A Warrant. In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. As of December 31, 2000, we have cash and cash equivalents of $3,001,583, and anticipate that these funds should allow us to pursue the different elements of our business development strategy for at least the next 8 months. Our business plan and financing needs are subject to change depending on, among other things, market conditions, timing of our marketing efforts regarding the CVProfilor™ DO-2020 System, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

      Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $14,173,789 from the exercise of the 2,752,192 Redeemable Class A Warrants. Each Redeemable Class A Warrant entitles the holder to purchase one share of our Common Stock at an exercise price of $5.15 per Warrant, subject to adjustment. The Redeemable Class A Warrants are subject to redemption by us for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Redeemable Class A Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Redeemable Class A Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

PART II. OTHER INFORMATION

      Item 2.     Use of Proceeds

      The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through December 31, 2000:

Temporary investments (U.S. Government obligations/notes

and U.S. Government money market funds; other short-term,

high quality, interest-bearing instruments	$2,391,174

Central Data Management Facility	318,194

Purchase of property and equipment	442,607

Selling, marketing and promotion	1,788,879

Wages, related expenses and benefits	2,074,257

Outside consultants	520,612

Inventory	1,652,691

$9,188,414

      As of February 12, 2001, we have not received any proceeds from our offering of Redeemable Class B Warrants to certain holders of our Class A Warrants.

      Item 4.      Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on December 8, 2000.

(b)	The results of the shareholders’ votes were as follows:

	For	Against	Abstain

1. Re-Election of Class II Director:

Greg H. Guettler	4,443,463	—	3,000

2. Approval of Selection of

Independent Auditors	4,388,613	57,300	550

        Item 6.       Exhibits and Reports on Form 8-K

(a)	The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

Exhibit No.	Description

27	Financial Data Schedule for the quarter ended December 31, 2000

(b)	Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on November 3, 2000 (File No. 0-24635) regarding the U.S. Food and Drug Administration (“FDA”) 510(k) clearance to market the Company’s CVProfilor™ DO-2020 CardioVascular Profiling System, including related matters.

      The Company filed a Current Report on Form 8-K on November 9, 2000 (File No. 0-24635) regarding the Company’s discussion of potential revenues for fiscal year 2001, including the timing of the possible commencement of the receipt of revenues related to the marketing of the Company’s CVProfilor™ DO-2020 CardioVascular Profiling System.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

By /s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: February 12, 2001

EXHIBIT INDEX

Exhibit No.	Description

27	Financial Data Schedule for the quarter ended December 31, 2000