Form 10QSB
period 2001-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2001-05-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

Yes No

The number of shares of Common Stock outstanding as of April 30, 2001 was 5,684,329.

Transitional Small Business Disclosure Format:

Yes No

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$5,065,280	$4,018,745

Accounts receivable	20,059	71,022

Interest receivable	5,891	2,342

Inventory	1,379,262	1,295,416

Prepaid expenses	26,046	12,933

Total Current Assets	6,496,538	5,400,458

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	603,971	536,175

Less accumulated depreciation	(272,295)	(191,469)

	348,878	361,908

Patents, net of accumulated amortization of $33,505 and $28,405 at March 31, 2001 and June 30, 2000, respectively	11,900	17,000

Other Assets	6,730	6,730

Total Assets	$6,864,046	$5,786,096

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$228,431	$167,779

Accrued payroll and payroll taxes	188,945	250,277

Other accrued expenses	30,563	2,857

Total Current Liabilities	447,939	420,913

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none	—	—

Common Stock, $.01 par value:

Authorized shares—25,000,000

Issued and outstanding shares—5,684,328 and 5,173,697 at March 31, 2001 and June 30, 2000, respectively	56,843	51,737

Additional paid-in capital	16,475,410	14,211,307

Deferred compensation	(29,705)	(83,210)

Accumulated deficit	(10,086,441)	(8,814,651)

Total Shareholders’ Equity	6,416,107	5,365,183

Total Liabilities and Shareholders’ Equity	$6,864,046	$5,786,096

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2001	2000	2001	2000

Revenue:

Equipment sales	$303,500	$165,244	$1,956,804	$294,241

Cost and Expenses:

Cost of equipment sales	64,250	30,720	435,862	60,673

Research and development	73,504	111,413	204,208	339,371

Selling, general and administrative	968,011	809,456	2,576,871	2,486,387

Total Cost and Expenses	1,105,765	951,589	3,216,941	2,886,431

Operating Loss	(802,265)	(786,345)	(1,260,137)	(2,592,190)

Other Income:

Interest income	45,136	70,577	157,198	248,696

Net Loss	$(757,129)	$(715,768)	$(1,102,939)	$(2,343,494)

Basic and Dilutive Net Loss per Share	$(.14)	$(.14)	$(.21)	$(.46)

Weighted Average Shares Outstanding	5,318,060	5,119,745	5,267,086	5,112,751

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Nine Months Ended
	March 31

	2001	2000

Operating Activities:

Net loss	$(1,102,939)	$(2,343,494)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	53,505	53,505

Depreciation	80,826	73,832

Amortization	5,100	5,100

Change in operating assets and liabilities:

Accounts receivable	50,963	20,681

Interest receivable	(3,549)	19,938

Inventory	(108,632)	(903,870)

Prepaid expenses	(13,113)	(35,470)

Accounts payable	60,652	143,680

Accrued payroll and payroll taxes	(61,332)	20,209

Other accrued expenses	27,706	1,334

Net cash used in operating activities	(1,010,813)	(2,944,555)

Investing Activities:

Purchase of property and equipment	(43,010)	(74,765)

Net cash used in investing activities	(43,010)	(74,765)

Financing Activities:

Issuance of Common Stock	2,100,358	128,924

Net cash provided by financing activities	2,100,358	128,924

Net increase (decrease) in cash and cash equivalents	1,046,535	(2,890,396)

Cash and cash equivalents at beginning of period	4,018,745	7,684,525

Cash and cash equivalents at end of period	$5,065,280	$4,794,129

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

March 31, 2001

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. The June 30, 2000 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form
10-KSB for the fiscal year ended June 30, 2000, as amended. The policies described in that report are used for preparing quarterly reports.

2.	Shareholders’ Equity

In July and August 1998, the Company raised $9,188,414 (net of underwriting discounts and offering expenses), through an initial public offering of 2,587,500 units (which included 337,500 additional units to cover over-allotments) at $4.125 per unit. Each unit consists of one share of Common Stock and one Redeemable Class A Warrant (the “Class A Warrant”) which entitled the holder to purchase one share of Common Stock at an exercise price of $5.50 per Warrant, subject to adjustment. The Class A Warrant Agreement was amended as of January 23, 2001 to reduce the exercise price of the Class A Warrant from $5.50 to $5.15 per share of Common Stock issuable upon exercise of the Class A Warrant. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Company’s Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice must precede redemption by 30 days and must be sent within 10 business days of the 14 consecutive trading day period. The Class A Warrants expire on July 22, 2002.

On January 23, 2001, the Company commenced an offering of up to 2,752,192 Redeemable Class B Warrants enabling holders to purchase one share of its $.01 par value Common Stock (the “Class B Warrants”). As an incentive to exercise its outstanding Class A Warrants, the Company offered the Class B Warrants to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. The offering period began January 23, 2001 and expired at 5:00 p.m. Central Time, March 26, 2001. The Company raised $1,964,372 (net of offering expenses of $73,061) in connection with the offering of the Class B Warrants and the exercise of 395,618 Class A Warrants at $5.15 per share of Common Stock and issued 395,618 Class B Warrants. On March 23, 2001, the Company announced that effective that day the exercise price of the Class B Warrants had been reduced from $9.00 to $5.85 per share of Common Stock issuable upon exercise of the Class B Warrant. The Class B Warrants expire on January 23, 2006. The Class B Warrants are redeemable by the Company for $.01 per Class B Warrant at any time the closing bid price of its Common Stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days, as reported by The Nasdaq SmallCap Market. The Class B Warrants were approved for listing by The Nasdaq SmallCap Market and began trading on March 7, 2001 on The Nasdaq SmallCap Market under the symbol “HDIIZ”.

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

Overview

      We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor™ DO-2020 CardioVascular Profiling System. Further, we intend to market a third version, the CVProfilor™ MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, monitoring or determining treatment of patients). The CVProfilor™ DO-2020 System, intended for use by United States physicians to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. On November 2, 2000, we obtained FDA approval to market the CVProfilor™ DO-2020 System and while we expect the CVProfilor™ DO-2020 System to generate the majority of our revenues in the future, to date, it has not yet generated any revenues. The CVProfilor™ DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management System (the “CDMF”), we are able to track telephonically utilization of the CVProfilor™ DO-2020 System in each physician’s clinic and to invoice our physician customers on the number of CardioVascular Profile Reports they generate in their clinics each month. We anticipate that marketing the CVProfilor™ DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale) will allow us to accelerate the rate of Product acceptance in the medical marketplace and allow physician usage fees to eventually generate the majority of our revenues. The CVProfilor™ MD-3000 System will provide physicians outside the United States with key cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease and in monitoring the effectiveness of treatment of patients with previously diagnosed cardiovascular disease. The CVProfilor™ MD-3000 System requires that we obtain a CE Mark in order for it to be marketed inside the European Union and will require regulatory approval to be marketed in Japan and China.

Results of Operations

      As of March 31, 2001, we had an accumulated deficit of $(10,086,441), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      For the three months ended March 31, 2001 and 2000, we recorded revenue of $303,500 and $165,244, respectively, relating to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the three months ended March 31, 2001 were $1,105,765 compared to $951,589 for the three months ended March 31, 2000. Approximately 7% of the $1,105,765 and 12% of the $951,589 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	March 31

	2001	2000

Design and development of prototype devices and other enhancements and improvements	$55,669	$93,578

Recognized compensation cost for value of stock options granted in lieu of cash compensation	17,835	17,835

Total research and development expenses	$73,504	$111,413

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31

	2001	2000

Wages, related expenses and benefits	$233,746	$275,701

Patents and related expenses	17,577	19,469

Outside consultants	50,130	73,442

Rent-building and utilities	24,374	21,855

Insurance-general and directors/officers liability	14,348	12,737

Selling, marketing and promotion, including applicable wages	432,698	246,501

Royalties	9,105	4,957

Depreciation and amortization	29,356	27,086

Other-general and administrative	156,677	127,708

Total selling, general and administrative expenses	$968,011	$809,456

      Selling, marketing and promotion expense increased from $246,501 for the three months ended March 31, 2000 to $432,698 for the three months ended March 31, 2001. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

      Interest income was $45,136 and $70,577 for the three months ended March 31, 2001 and 2000, respectively.

      Net loss was $(757,129) for the three months ended March 31, 2001 compared to a net loss of $(715,768) for the three months ended March 31, 2000. For the three months ended March 31, 2001, basic and dilutive net loss per share was $(.14), based on weighted average shares outstanding of 5,318,060. For the three months ended March 31, 2000, basic and dilutive net loss per share was $(.14), based on weighted average shares outstanding of 5,119,745.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

      Revenue was $1,956,804 and $294,241 for the nine months ended March 31, 2001 and 2000, respectively. This revenue related to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

      Total cost and expenses for the nine months ended March 31, 2001 were $3,216,941 compared to $2,886,431 for the nine months ended March 31, 2000. Approximately 6% of the $3,216,941 and 12% of the $2,886,431 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Nine Months Ended
	March 31

	2001	2000

Design and development of prototype devices and other enhancements and improvements	$150,703	$285,866

Recognized compensation cost for value of stock options granted in lieu of cash compensation	53,505	53,505

Total research and development expenses	$204,208	$339,371

      The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31

	2001	2000

Wages, related expenses and benefits	$689,464	$814,044

Patents and related expenses	53,030	63,435

Outside consultants	121,485	267,963

Rent-building and utilities	69,547	66,246

Insurance-general and directors/officers liability	40,829	36,332

Selling, marketing and promotion, including applicable wages	1,026,985	763,451

Royalties	58,704	8,827

Depreciation and amortization	85,926	78,932

Other-general and administrative	430,901	387,157

Total selling, general and administrative expenses	$2,576,871	$2,486,387

      Selling, marketing and promotion expense increased from $763,451 for the nine months ended March 31, 2000 to $1,026,985 for the nine months ended March 31, 2001. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

      Interest income was $157,198 and $248,686 for the nine months ended March 31, 2001 and 2000, respectively.

      Net loss was $(1,102,939) and $(2,343,494) for the nine months ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001, basic and dilutive net loss per share was $(.21), based on weighted average shares outstanding of 5,267,086. For the nine months ended March 31, 2000, basic and dilutive net loss per share was $(.46), based on weighted average shares outstanding of 5,112,751.

Liquidity and Capital Resources

      Cash and cash equivalents had a net increase of $1,046,535 for the nine months ended March 31, 2001. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $963,508; decrease in accounts receivable — $50,963; increase in inventory — $108,632; net cash provided by financing activities — issuance of Common Stock — $2,100,358. For the nine months ended March 31, 2000, cash and cash equivalents had a net decrease of $2,890,396. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(2,211,057); increase in inventory - $903,870; increase in accounts payable — $143,680; net cash provided by financing activities — issuance of Common Stock — $128,924.

      In July 1998, we completed our initial public offering (IPO) in which we sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one Redeemable Class A Warrant (the “Class A Warrants”). In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. On January 23, 2001, we commenced an offering of up to 2,752,192 Redeemable Class B Warrants enabling holders to purchase one share of our $.01 par value Common Stock (the “Class B Warrants”). As an incentive to exercise our outstanding Class A Warrants, we offered the Class B Warrants to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. The offering period began January 23, 2001, and expired at 5:00 p.m. Central Time, March 26, 2001. We raised $1,964,372 (net of offering expenses of $73,061) in connection with the offering of the Class B Warrants and the exercise of 395,618 Class A Warrants at $5.15 per share of Common Stock and issued 395,618 Class B Warrants. On March 23, 2001, we announced that effective that day the exercise price of the Class B Warrants had been reduced from $9.00 to $5.85 per share of Common Stock issuable upon exercise of the Class B Warrant. The Class B Warrants expire on January 23, 2006. The Class B Warrants are redeemable by us for $.01 per Class B Warrant at any time the closing bid price of our Common Stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days, as reported by The Nasdaq SmallCap Market. The Class B Warrants were approved for listing by The Nasdaq SmallCap Market and began trading on March 7, 2001 under the symbol “HDIIZ”. As of March 31, 2001, we have cash and cash equivalents of $5,065,280, and anticipate that these funds should allow us to pursue the different elements of our business development strategy for at least the next 9 months. Our business plan and financing needs are subject to change depending on, among other things, market conditions, timing of our marketing efforts regarding the CVProfilor™ DO-2020 System, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

      Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $12,136,356 from the exercise of the 2,356,574 Redeemable Class A Warrants currently outstanding. Each Redeemable Class A Warrant entitles the holder to purchase one share of our Common Stock at an exercise price of $5.15 per Warrant, subject to adjustment. The Redeemable Class A Warrants are subject to redemption by us for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Redeemable Class A Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Redeemable Class A Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

PART II. OTHER INFORMATION

      Item 2. Changes in Securities

Modification to Registered Securities

      Modifications to Redeemable Class A Warrant

      Each Redeemable Class A Warrant (the “Class A Warrant”) entitles a Class A Warrant holder to receive, upon proper exercise, a share of our $.01 par value Common Stock. On January 23, 2001, we commenced an offering of 2,752,192 Redeemable Class B Warrants (the “Class B Warrant”) to the holders of our Class A Warrants. Those Class A Warrant holders who properly exercised their Class A Warrant during the offering period would also receive, for no additional consideration, a Class B Warrant for each share of our Common Stock issuable upon the exercise of the Class A Warrant. The offering period began January 23, 2001 and expired at 5:00 p.m. Central Time, March 26, 2001.

      In connection with the offering, on January 24, 2001, we reduced the exercise price of our Class A Warrants from $5.50 to $5.15 per share of Common Stock issuable upon exercise. This reduction was effective as of January 24, 2001 and continues in effect until the expiration of the Class A Warrant.

      Modification to Redeemable Class B Warrant

      On March 13, 2001, we reduced the exercise price of the Class B Warrant from $9.00 to $5.85 per share of Common Stock issuable upon exercise. This reduction was effective March 13, 2001 and continues in effect until the expiration of the Class B Warrant.

Use of Proceeds

      The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through March 31, 2001:

Temporary investments (U.S. Government obligations/notes

and U.S. Government money market funds; other short-term,

high quality, interest-bearing instruments)	$1,497,463

Central Data Management Facility	318,194

Purchase of property and equipment	446,273

Selling, marketing and promotion	2,221,577

Wages, related expenses and benefits	2,308,003

Outside consultants	570,742

Inventory	1,826,162

$9,188,414

      During the offering period of January 23, 2001 through March 26, 2001, we received net proceeds of $1,964,372 from our offering of Redeemable Class B Warrants to certain holders of our Class A Warrants.

      Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

None

(b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on January 24, 2001 (File No. 0-24635) regarding the reduction of the exercise price of its outstanding Redeemable Class A Warrant from $5.50 to $5.15 per share of Common Stock issuable upon exercise of the Redeemable Class A Warrant. This reduction was in connection with the Company’s offering of 2,752,192 Redeemable Class B Warrants as described in the Company’s Registration Statement on Form S-3 (File No. 333-53200), as filed on January 4, 2001 and as subsequently amended, which was declared effective by the U.S. Securities and Exchange Commission at 5:30 p.m. Washington D.C. time, January 23, 2001.

      The Company filed a Current Report on Form 8-K on March 6, 2001 (File No. 0-24635) regarding the receipt of approval by The Nasdaq SmallCap Market for the listing of its Redeemable Class B Warrants on The Nasdaq SmallCap Market.

      The Company filed a Current Report on Form 8-K on March 13, 2001 (File No. 0-24635) regarding the reduction of the exercise price of the Company’s Redeemable Class B Warrant from $9.00 to $5.85 per share of Common Stock issuable upon exercise of the Redeemable Class B Warrant.

      The Company filed a Current Report on Form 8-K on March 30, 2001 (File No. 0-24635) regarding the exercise of 395,618 Redeemable Class A Warrants and the issuance of 395,618 Redeemable Class B Warrants, resulting in gross proceeds of $2,037,433 to the Company.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: May 14, 2001