Form 10KSB
period 2001-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2001-09-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24635

———————

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

Redeemable Class B Warrant

(Title of Class)

Units, consisting of one share of Common Stock and one Redeemable Class A Warrant

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer’s revenues for its most recent fiscal year were $2,047,304.

     The aggregate market value of the voting stock held by nonaffiliates of the issuer as of September 7, 2001 was approximately $30,846,000, based upon the closing sale price for the Common Stock on that date as reported by The Nasdaq SmallCap Market.

     There were 5,894,329 shares of the issuer’s Common Stock, $.01 par value per share, outstanding as of September 7, 2001.

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

Introduction

     Hypertension Diagnostics, Inc. is engaged in the design, development, manufacture and marketing of proprietary medical devices that it believes non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System. We also plan to market the CVProfilor® MD-3000 CardioVascular Profiling System (previously referred to as the Model DO-2020i). The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE 0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental or operating lease basis. Utilizing our Central Data Management Facility (“CDMF”), we are able to track utilization of the CVProfilor® System in each physician’s office and medical clinic and to invoice our physician customers based on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental or operating lease program as opposed to a capital sale approach will allow us to accelerate the rate of Product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenues. The CVProfilor® MD-3000 System will provide physicians outside the United States with important cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor® MD-3000 System requires that we obtain a CE Mark in order for it to be marketed within European Union countries and will require certain regulatory approval for it to be marketed in other countries throughout the world.

Background

Vascular Disease

     Disease of the blood vessels (that is, vascular disease) is the leading cause of death and a primary cause of heart attacks and strokes in the United States. Vascular disease can manifest itself in many ways, including: hypertension or high blood pressure, coronary artery disease (leading to heart attacks), peripheral artery disease, arteriosclerosis or atherosclerosis (plaque which progressively occludes arteries), aneurysm, cerebrovascular disease (stroke), kidney failure, retinopathy and even sudden death.

According to 1998 estimates by the American Heart Association (“AHA”), 61 million Americans have one or more forms of cardiovascular disease with hypertension or high blood pressure being the leading cardiovascular disease. Coronary artery disease affects 12.4 million people residing in the U.S. and is the nation’s number one killer. Stroke is ranked number three. According to the AHA, approximately 50 million adult U.S. citizens (that is, about 25% of the adult population) have been diagnosed with hypertension, typically defined as blood pressure measuring greater than 140 millimeters of mercury (“mmHg”) systolic pressure and/or greater than 90 mmHg diastolic pressure. Nearly 75% of these hypertensive individuals (or some 37.5 million) are not properly being treated for their vascular disease and thus face significantly increased risk for advanced heart and kidney disease and the occurrence of strokes. According to The Johns Hopkins White Papers on Hypertension (1998), an additional 30 million U.S. adults are estimated to have “high-normal hypertension” (sometimes referred to as “borderline hypertension”) which is defined as a blood pressure reading at or slightly above 130/85 mmHg. These individuals are twice as likely to develop hypertension and they have a much greater risk of cardiovascular events than people with lower or normal blood pressure levels. In fact, high-normal hypertension is so common in the U.S. that the majority of cardiovascular events attributable to high blood pressure actually occur in people who demonstrate this condition.

     Hypertension can easily go undetected and has been called the “silent killer” because it usually produces no clinical symptoms until after it has already seriously damaged the heart, kidneys, brain and/or other vital organs. Elevated blood pressure indicates that the heart is working harder than normal, putting both the heart and the arterial system under greater stress and strain. Over time, the arteries become scarred, hardened and less elastic, thereby accelerating the process of arteriosclerosis and atherosclerosis, and leaving one more susceptible to heart attacks, strokes, kidney failure and eye damage. According to an article in the Archives of Internal Medicine (March 24, 1997), high blood pressure is of particular concern to older adults, because it gradually increases with age, and therefore is present in more than half of all U.S. citizens 60 years of age or older. The seriousness of this problem increases, as the population as a whole grows older, because individuals with sustained high blood pressure have an increased overall death rate from stroke, heart attack and kidney disease. According to the American Heart Association 2001 Heart and Stroke Statistical Update, 90% to 95% of individuals with hypertension have no specific cause identified. However, researchers have recently discovered that hypertensive patients may not efficiently produce or release sufficient amounts of nitric oxide (“NO”). Manufactured by endothelial cells lining the walls of arteries, scientists believe the presence of normal amounts of NO allows blood vessels to dilate and be more flexible or elastic and thus lowers blood pressure. A deficiency of NO leads to chronically constricted arteries throughout the body.

     Hypertension is a deadly disease that damages both large and small arteries, leading to pathological changes in the tissues and organs supplied by these damaged arteries, and accelerating the development of atherosclerosis (that is, the formation of plaque and the accumulation of fatty deposits lining the walls of arteries which affect blood flow) in most large blood vessels as well as in the arteries supplying blood to the brain, heart, kidneys and legs. Atherosclerotic plaques can cause mini-strokes (that is, transient ischemic attacks) due to diminished blood flow (ischemia) to parts of the brain; angina or chest pain from partly obstructed coronary or heart arteries; or severe discomfort and pain in the leg muscles when walking (as a result of poor blood supply to the legs referred to as peripheral arterial disease). Blood clots, which tend to occur at the sites of atherosclerotic narrowing, can also totally block an artery and cause a stroke or heart attack.

     Atherosclerosis begins in the wall of the artery with an initial abnormality or dysfunction in the lining of the arterial wall called the endothelium. The endothelium helps to maintain the flexibility or elasticity of the artery and normally inhibits the accumulation of lipid and cellular deposits on the wall of the artery. Abnormal function of the endothelium and the associated structural changes in the wall result in a progressive loss of elasticity of the small arteries. Detection of this loss in elasticity can identify individuals with abnormal arterial structure and function often long before plaque formation can cause morbid cardiovascular events (such as heart attacks or strokes). Further, demonstration of normal arterial structure and function might suggest that an individual does not have early atherosclerosis and therefore may not need aggressive risk factor management, even despite poor life styles such as obesity, smoking or inactivity.

     A number of risk factors associated with atherosclerosis have been identified and they include: elevated blood pressure, elevated cholesterol level, smoking, diabetes, family history of atherosclerosis, dietary factors and/or poor lifestyle factors. Clinical events associated with atherosclerosis, including heart attacks (also known as “myocardial infarctions”), strokes, angina (that is, chest pain due to myocardial ischemia or loss of oxygenation of the heart muscle), peripheral vascular ischemia (known as “claudication”) and renal failure are all late manifestations of the disease typically as a result of plaque formation leading to decreased blood flow. The absence of a simple, clinically applicable method to detect the presence of atherosclerosis prior to plaque obstruction of arterial lumens (that is, the inner space in the blood vessel through which blood flows) has led to widespread efforts to identify all individuals in the U.S. exhibiting the risk factors and to aggressively intervene by attempting to modify lifestyles and to provide medical therapy including surgical procedures and chronic medication. The problem with this approach is two-fold: (a) patients without traditional risk factors will not be identified even though up to half of the atherosclerotic clinical events occur in such individuals; and (b)

patients who have one or more risk factors may be subjected to intensive and prolonged therapy even though they may not have the atherosclerotic process which the therapy is designed to inhibit.

     About 16 million U.S. adults suffer from diabetes (60% of them women), a number that the American Diabetes Association (“ADA”) predicts will increase by one million per year. An estimated 60-65 percent of people with diabetes have high blood pressure and cardiovascular disease is the major cause of diabetes-related deaths. The diabetic state, it seems, greatly increases the risk of vascular disease and coronary heart disease (“CHD”). According to The Johns Hopkins White Papers on Coronary Heart Disease, 2001, there is growing evidence that even non-diabetic individuals with moderately elevated fasting blood glucose levels are at increased risk for CHD. Even careful control of blood glucose levels with dietary and drug therapy does not completely eliminate the increased risk of CHD associated with diabetes. The ADA states that people with diabetes are 2 to 4 times more likely to have hypertension, and 2 to 4 times more likely to experience a stroke. As a result of the vascular damage caused by diabetes, cardiovascular disease accounts for 75 percent of all diabetes-related deaths. Recent scientific studies have shown that the loss of small artery elasticity is related to the duration of insulin dependence, suggesting that arterial elasticity may be a useful tool in risk-stratifying the diabetic patient population.

     Increasingly, scientists have also recognized that certain cardiovascular disease risk factors cluster together in particular types of people who exhibit excessive fat tissue in their abdominal region, who show glucose intolerance, who have high triglycerides and LDL cholesterol levels, and who have high blood pressure. This condition has been referred to as Syndrome X or “metabolic syndrome.” Syndrome X has been observed at a high incidence in patients with diabetes and hypertension.

The Clinical Problem

     Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction. Blood pressure measurement is a very insensitive, nonspecific and unreliable means of assessing the condition of the arteries. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer (that is, a blood pressure cuff device) which involves placing an inflatable rubber bladder or cuff on the patient’s upper-arm which is pressurized to occlude blood flow. As the cuff pressure is slowly reduced, particular sounds are generated in the artery below the cuff and these can be heard by a health care professional using a stethoscope placed over the artery. The initial occurrence of sound as the cuff is deflated reflects the “systolic blood pressure” or the highest pressure generated during the heart’s contraction, and the pressure at which the sounds disappear is taken as the “diastolic blood pressure,” or the lowest pressure reached before the next heart beat.

     Although an elevated blood pressure is associated with a higher risk for cardiovascular events, the elevated blood pressure is not the disease, but merely a relatively crude marker for the likelihood of disease. Furthermore, blood pressure itself is highly variable from moment to moment and day to day in almost all individuals. Thus, measurement of ambulatory blood pressure throughout a 24 hour period (that is, at 10 to 15 minute intervals) provides a somewhat more complete assessment of blood pressure, but it is a rather cumbersome, uncomfortable and expensive technique, and it does not identify disease in the blood vessels. Elevated serum cholesterol levels, especially an increase in the low-density lipoproteins/high-density lipoproteins (“LDL/HDL”) ratio, also are associated with a higher risk for morbid cardiovascular events, but this measurement also does not identify blood vessel disease directly. Instead, a high LDL/HDL ratio is yet another risk factor (such as smoking or lack of exercise) that might suggest the presence of blood vessel disease. Therefore, all of the current clinical methods in routine use by physicians to identify individuals with a potential for cardiovascular disease involve methods which are insensitive and nonspecific in detecting the blood vessel disease that often leads to morbid cardiovascular events such as heart attacks and strokes.

The Company’s Solution

     The traditional systolic-diastolic cuff method for measuring blood pressure provides the physician with very limited clinical information about the patient’s vascular health. In contrast, our Product captures blood pressure waveform data produced by heart beats and analyzes it in order to provide an assessment of systemic arterial elasticity for both large and very small arteries. When the aortic valve closes after the heart has ejected a volume of blood (that is, the stroke volume of blood ejected as part of every heart beat), the decay or decrease of blood pressure within the arteries prior to the next heart beat forms a pressure curve or waveform which reflects the degree or amount of arterial elasticity. Subtle changes in arterial elasticity introduce changes within the entire arterial system that are reflected in this blood pressure waveform or shape. Our Product incorporates software programs and algorithms which analyze the contour or shape of the blood pressure waveform so that the arterial elasticity can be determined. The degree of arterial flexibility or elasticity is related to the condition of the blood vessels, and with declining elasticity comes an increase in the incidence of vascular disease. Such changes in the function and/or structure of the arterial wall precede the development of overt coronary artery disease, and the “premature stiffening” of the small and very small arteries (the C2 elasticity index) appears to be an early and sensitive clinical marker for cardiovascular disease.

     Incorporating the physiological phenomena associated with blood pressure waveforms and their analysis, Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota Medical School in Minneapolis, and two of our Company’s founders, developed a clinically useful procedure in the early 1980’s for determining a measure of elasticity for both large and small arteries. Their initial technique involved placing a small diameter catheter connected to a pressure transducer into a patient’s peripheral artery in order to obtain a blood pressure waveform that could be analyzed using a modified Windkessel model (that is, a well-established mathematical model which describes the circulatory system in terms of an electrical circuit and which defines pressure changes during the diastolic phase of the cardiac cycle).

     This “blood pressure waveform or pulse contour analysis methodology” provides an independent assessment of the elasticity or flexibility of the large arteries which expand briefly as they act as conduits for blood ejected by the heart, and of the small and very small arteries (that is, the arterioles) which produce oscillations or reflections in response to the pressure wave generated during each heart beat.

     Clinical investigators have been able to demonstrate a reduction in arterial elasticity in patients who have no clinical evidence of traditional risk factors, suggesting that “premature arterial stiffening” is one of the earliest changes or markers for the presence of underlying vascular disease. Further, clinical research data published globally has shown that patients with heart failure, coronary artery disease, hypertension and diabetes all exhibit a loss or reduction of arterial elasticity. These blood vessel changes often precede overt signs of cardiovascular disease and the occurrence of a heart attack or stroke by many months and even years. Clinical investigators have also identified an age-related loss of elasticity of both the large and small arteries which seems to be part of the “normal aging process” as well as a difference in these elasticity indices based on gender.

The Product

     Although the aorta and large arteries can be readily visualized by various medical techniques such as radiology (that is, taking X-ray photographs), magnetic resonance imaging (“MRI”), computerized tomography (“CT”) scans and ultrasonography (that is, using ultrasound waves to visualize large arteries), we believe that the methodology incorporated into our Product is the first and only clinically applicable approach which can evaluate the elasticity of the small and very small arteries or arterioles. It seems that these very small arteries are the first blood vessels to become altered with hypertension and other cardiovascular diseases. For this reason, we sought an easy to use, non-invasive clinical solution that could assess the status of these very small blood vessels.

     Our Product includes an innovative and unique, patented and proprietary software-based medical device which incorporates procedures that painlessly and non-invasively collect 30 seconds of blood pressure waveform data from the patient. The Product analyzes this data by means of an embedded computer and then generates a CardioVascular Profile Report or CVProfile™ Report using an external printer. The Report contains several clinically useful parameters which permit a physician to screen patients for underlying vascular disease. All versions of our Product consist of four primary components: (a) a custom designed, non-invasive Arterial PulseWave™ Sensor which is positioned over the radial artery at the wrist by means of a special apparatus; (b) an upper-arm blood pressure cuff connected via a hose to an oscillometric blood pressure module within the device; (c) a device enclosure which contains a computer, a high resolution touch-screen display and other electronics and software programs; and (d) an external printer.

Product Versions

     We currently have designed, developed and are marketing two versions of our Product, and a third version is presently under design and development.

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

     The CR-2000 Research System, first promoted during December of 1998, is currently being marketed worldwide. It has a medical device CE Mark (CE 0123) which allows it to be marketed throughout the European Union and it is being marketed “for research purposes only” in the U.S. (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CR-2000 Research System non-invasively collects 30-seconds of blood pressure waveform data, performs an analysis of the digitized blood pressure waveforms, and generates a Research CardioVascular Profile Report that contains 15 cardiovascular parameters (some report parameters are displayed on the screen and the entire report is generated by an external printer). An electronic RS-232 computer output port is standard on all CR-2000 Research Systems so that research scientists and clinical investigators can download the Research CardioVascular Profile Report parameters and waveform data directly to computer systems within their medical centers and research institutions.

     The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting a wide range of cardiovascular disease research. These organizations are in the business of gathering cardiovascular data from human research subjects non-invasively. Because the CR-2000 Research System has been given a medical device CE Mark in Europe, it is also being marketed for clinical use with patients by physicians in the European Union. Five drug manufacturers have permitted the public disclosure of their use of our HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System in their multi-site clinical research trials: Alteon, Inc.; AstraZeneca, LP; Parke-Davis; Pfizer, Inc. and Solvay Pharmaceuticals, Inc. Our patented and proprietary vascular profiling technology is also being used by the National Institutes of Health/National Heart, Lung, and Blood Institute (“NIH/NHLBI”) for their Multi-Ethnic Study of Atherosclerosis (“MESA”) research trial. The MESA trial is a prospective clinical study attempting to identify clinically useful markers or parameters for predicting cardiovascular disease. The trial has been designed to be a 10-year investigation of more than 6,000 men and women of many ethnic backgrounds residing throughout the U.S.

CVProfilor® DO-2020 CardioVascular Profiling System

     The CVProfilor® DO-2020 System is currently being marketed to U.S. physicians and other health care professionals as a medical device which offers the accurate measurement of blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. A CVProfile™ Report containing these parameters is immediately printed in the physician’s office using the printer provided as part of the System. The indications of arterial elasticity can be used as an initial clinical screening to determine if patients have potential underlying vascular disease that might require more specific diagnostic evaluations. A brief medical history of the patient is recorded by the user of the System and an internal modem telephonically transmits this history and all of the CVProfile™ Report results via a toll-free telephone number to our Central Data Management Facility (“CDMF”) located in our corporate offices in Eagan, Minnesota.

     Our CDMF is presently capable of handling 48 simultaneous telephonic transmissions from CVProfilor® DO-2020 Systems placed in physicians’ offices. It has been designed to be readily expandable as required to meet increased traffic in the future. These transmissions are immediately and seamlessly integrated with our customer tracking, billing and clinical database systems resident within the CDMF. Our CDMF is currently capable of storing cardiovascular profile information on hundreds of thousands of patients from different age groups and with different disease states as tested by physicians across the U.S. Although the CDMF has yet to be fully stress tested under maximum load conditions, we believe that it is completely operational. We also believe that such a database may prove beneficial to physicians by: archiving patient profiles reports and being able to provide duplicate copies of lost reports; trending and generating graphic and tabular reports of individual patient profile results over time; enhancing the accuracy of risk factors for CVProfile™ Report parameters; and providing continuity of CVProfile™ Report information for patients who may have been seen over a period of time by several physicians in different parts of the U.S. Further, the receipt of a patient’s profile results at our CDMF triggers an accounting event for the purpose of automatically preparing invoices for physicians based on our marketing model of charging on a “per-patient-tested” basis.

     In the future, we may explore the possibility of offering an Internet link to physicians and other health care professionals (with appropriate security protection) via our web site, thereby allowing physicians to make direct inquiries into the CDMF database concerning their patients’ records.

     On November 1, 2000, the FDA granted us 510(k) clearance to market the CVProfilor® DO-2020 System in the U.S. The CVProfilor® DO-2020 System is currently being promoted to physicians specializing in internal medicine, general and family practice, cardiology, endocrinology, nephrology and to other primary care physicians throughout the U.S. Because the CVProfilor® provides indices of a patient’s arterial elasticity, we believe that it can assist physicians in risk-stratifying hypertensive and diabetic patients as well as screening patients for the presence of underlying vascular disease with more reliability than any other method currently available. With the CVProfilor® DO-2020 System, physicians have a simple, painless, risk-free and non-invasive procedure easily used in their medical offices and clinics to obtain clinically useful information on the cardiovascular status of patients. We also believe that such information is of assistance to physicians and other health care providers in support of their efforts to identify individual patients at risk for developing cardiovascular disease an/or morbid events. We expect that “per-patient-tested” physician billings as derived from the CVProfilor® DO-2020 System will eventually generate the majority of our revenue.

CVProfilor® MD-3000 CardioVascular Profiling System

     An international version of our physician-use Product is currently under design and development, and following the receipt of CE Mark certification, it will be marketed to cardiovascular specialists, internists, cardiologists, endocrinologists and family and general practice physicians throughout Europe.

     This Product, currently designated the CVProfilor® MD-3000 System (and previously referred to as the DO-2020i), is intended for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease. It will provide physicians outside the U.S. with the ability to immediately print in their office a CVProfile™ Report containing patient-specific information similar to that provided by the CVProfilor® DO-2020 System. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, this international Product version (that is, the CVProfilor® MD-3000 System) will be marketed to physicians as a capital purchase item and will not contain technology which allows the telephonic transmission of data to a Central Data Management Facility.

     Products to be marketed in the European Union (“EU”) require a medical device CE Mark (with conformance to Council Directive MDD 93/42/EEC) prior to importation into the EU, and we anticipate obtaining such a medical device CE Mark for the CVProfilor® MD-3000 System. Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9002, EN-46002 and ISO-13488 certifications and/or the FDA’s Quality System Requirements (“QSR”) regulations.

CardioVascular Profile (CVProfile™) Report

     The CardioVascular Profile or CVProfile™ Report currently generated by the CR-2000 Research System presents the following parameters: a 1.5 Second Blood Pressure Waveform Graph, Body Surface Area (BSA), Body Mass Index (BMI), Systolic Blood Pressure (expressed in mmHg), Diastolic Blood Pressure (mmHg), Mean Arterial Pressure (mmHg), Pulse Pressure (mmHg), Pulse Rate (beats/minute), Estimated Cardiac Ejection Time (milli-seconds), Estimated Stroke Volume (ml/beat), Estimated Stroke Volume Index (ml/beat/meter squared), Estimated Cardiac Output (Liters/minute), Estimated Cardiac Index (L/min/ meter squared), Large Artery Elasticity Index (ml/mmHg x 10), Small Artery Elasticity Index (ml/mmHg x 100), Systemic Vascular Resistance (dyne•sec•cm-5), and Total Vascular Impedance (dyne•sec•cm-5).

     The CardioVascular Profile or CVProfile™ Report currently generated by the CVProfilor® DO-2020 System presents the following parameters: a 1.5 Second Blood Pressure Waveform Graph, Body Surface Area (BSA), Body Mass Index (BMI), Systolic Blood Pressure (expressed in mmHg), Diastolic Blood Pressure (mmHg), Mean Arterial Pressure (mmHg), Pulse Pressure (mmHg), Pulse Rate (beats/minute), C1-Large Artery Elasticity Index (ml/mmHg x 10), and C2-Small Artery Elasticity Index (ml/mmHg x 100).

The Advantages: Potential Beneficial Medical Outcomes for Patients and Payers

     Basic and applied research findings suggest that the arterial elasticity indices can be used to determine the “clinical age” of the body’s arteries and that these values, when viewed in combination with a medical history, physical examination and/or other tests, may provide a meaningful picture of the vascular health for patients about 10 years of age and older. The C1-large and C2-small artery elasticity indices are of particular clinical importance in such evaluations. These indices indicate the elasticity or flexibility of the patient’s arteries throughout the body, which we believe to be beneficial in assessing vascular disease. These indices also provide valuable information to physicians in screening patients who may be at risk for underlying vascular disease and thereby may have a potential for future life-threatening cardiovascular events.

     During the last several years, clinical research investigators have evaluated hundreds of “normal” subjects as well as more than 500 patients with cardiovascular disease. They have summarized their data in order to establish the approximate “reference range” for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure values have been identified who exhibit “premature stiffening” of their small and very small arteries or arterioles. Without the benefit of a CVProfile™ Report, such patients would be considered “clinically normal and asymptomatic.” Thus, it is believed that the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System may help physicians identify such patients and encourage them to modify their lifestyle and/or intervene therapeutically (that is, prescribe medication) much earlier in the progression of cardiovascular disease.

     Further, we believe there may be an advantage to using the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System to clinically evaluate high-normal hypertensive patients in order to decide who requires immediate and aggressive treatment versus those who might merely need to be monitored on a periodic basis. This would be an important clinical distinction which cannot be easily determined in medical practice today. Some patients, therefore, are being treated needlessly despite cost containment concerns and despite the potential for drug side effects (such as liver dysfunction and sexual impotence). Further, it is possible that many other patients with normal blood pressure readings who should perhaps be treated for a latent hypertensive condition of their arteries, are being misdiagnosed, thereby leaving them at risk for progressive and severe cardiovascular disease.

     We believe that arterial compliance or elasticity is becoming an increasingly important clinical parameter in the treatment of cardiovascular disease. According to an article authored by Stephen P. Glasser, M.D. et al. in the Journal of Clinical Pharmacology (1998), a drug’s effect on arterial compliance (distinct from the drug’s effect on blood pressure and/or vessel size, both important and interrelated parameters in regard to compliance) is potentially an important consideration in selecting optimal drug therapy because many cardiovascular drugs exert their primary and secondary effects on cardiovascular hemodynamics and/or vascular wall integrity. These considerations are important because a reduction in arterial compliance or elasticity has long been regarded as a potentially useful indicator of the presence of arterial disease. A loss of arterial elasticity may precede the onset of clinically apparent disease, and may identify individuals at risk before irreversible and pathologic changes occur (overt clinical disease signs are typically late manifestations of alterations in organ function). Thus, drugs that favorably impact or enhance arterial compliance or elasticity may play a significant role in reducing patient morbidity and mortality.

Published Articles: Clinical Research Update

     Several full-length, scientific articles have been published in peer-reviewed medical journals during the last year which utilize either the CR-2000 Research System or the CVProfilor® DO-2020 System. Since July 2000, we have added the following 24 abstracts and articles to our bibliography of more than 120 references, all of which generally address the topic of the relationship of arterial elasticity to cardiovascular disease.

Prisant, L.; Lane, K.; and Prisant, M. “Measures of Capacitive and Reflective Compliance: Relationship to Blood Pressure Parameters.” JOURNAL OF HYPERTENSION 18: (Suppl. 4), Abstract No. P1.64, August 2000. The data reported in this abstract caused the authors to suggest that immediate and intermediate repeatability measures of arterial compliance are stable.

Resnick, L. and Lester, M. “Differential Effects of Antihypertensive Drug Therapy on “Arterial” Compliance.” JOURNAL OF HYPERTENSION 18: (Suppl. 4), Abstract No. P28.32, August 2000. These data suggest that for the same effect on blood pressure, vascular compliance improves following therapy with some but not all antihypertensive drugs.

Cohn, J.N. “Using Arterial Compliance to Stratify Cardiovascular Risks: More Precision in Therapeutic Decisions.” A presentation at the 2000 Meeting Highlights of the 15th Scientific Meeting of the American Society of Hypertension (ASH), held May 16-20, 2000 in New York, N.Y. and published during October 2000.

Duprez, D.A.; DeBuyzere, M.L.; DeBacker, T.L.; Van DeVeire, N.; Clement, D.L.; and Cohn, J.N. “Relationship Between Arterial Elasticity Indices and Carotid Artery Intima-Media Thickness.” AMERICAN JOURNAL of HYPERTENSION 13:1226-1232, December 2000. This article reports that in subjects with a high-normal blood pressure, there is already a change in the intima-media thickness of the carotid artery vs. normotensive subjects, and that intima-media thickness is related to the small artery elasticity index C2.

Resnick, L.M.; Militianu, D.; Cunnings, A.J.; Pipe, J.G.; Evelhoch, J.L.; Soulen, R.L. and Lester, M.A. “Pulse Waveform Analysis of Arterial Compliance: Relation to Other Techniques, Age, and Metabolic Variables.” AMERICAN JOURNAL of HYPERTENSION 13:1243-1249, December 2000. The authors show the clinical relevance of pulse waveform analysis in the assessment of altered vascular function in patients with hypertension.

McVeigh, G.E. and Yoon, L.L. “Arterial Compliance in Hypertension.” Chapter 16 in: Weber, M.A. Ed. HYPERTENSION MEDICINE Humana Press (Totowa, NJ) 2000, pp. 191-198. This chapter in this recently published medical textbook features the pulse contour analysis method which is one of several approaches used to estimate arterial compliance. It further describes the advantages of this method as being non-invasive, reproducible and one which provides a systemic measurement of arterial compliance.

Cohn, J.N. “Novartis Award — Left Ventricle and Arteries — Structure, Function, Hormones, and Disease.” HYPERTENSION 37: Part 2:346-349, February 2001. This article describes how the progression of cardiovascular disease is largely a consequence of structural changes that are hormonally mediated and how they may be inhibited by drug therapy. The pulse contour method is described as being one approach in evaluating the function and structure of these arterial segments.

Weber, M. A. “The Measurement of Arterial Properties in Hypertension.” AMERICAN JOURNAL of HYPERTENSION 14: 183-185, No. 2, February 2001. This editorial states that arterial compliance is a physiologically and clinically relevant approach to the assessment of the cardiovascular system and that is easy to understand how measurements of arterial compliance can help with the diagnosis of such conditions as hypertension and, perhaps more important, in providing a staging system for determining the degree of vascular involvement in patients.

Arnett, D.K.; Glasser, S.P.; McVeigh, G.; Prineas, R.; Finkelstein, S.; Donahue, R.; Cohn, J.N. and Sinaiko, A. “Blood Pressure and Arterial Compliance in Young Adults: The Minnesota Children’s Blood Pressure Study.” AMERICAN JOURNAL of HYPERTENSION 14: 200-205, No. 3, March 2001. The data in this article demonstrate that reductions in large and small arterial compliance occur early in adulthood before the appearance of clinical hypertension.

Prisant, L.M.; Resnick, L.M. and Hollenberg, S.M. “Assessment of Sequential Same Arm Agreement of Blood Pressure Measurements by a CVProfilor® DO-2020 versus a Baumanometer® Mercury Sphygmomanometer.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-10, April 2001. This report shows that the blood pressure measurements taken with the CVProfilor® DO-2020 System, which is an oscillometric method, are in reasonable agreement to a mercury sphygmomanometer.

Prisant, L.M.; Resnick, L.M. and Hollenberg, S.M. “Arterial Elasticity Among Normotensive Subjects and Treated and Untreated Hypertensive Subjects.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-274, April 2001. Also, BLOOD PRESSURE MONITORING 6: 149-152, No. 3, 2001. This abstract and published article reveal that as hypertension status worsens, large and small artery elasticity indices decrease, highlighting the potential for the clinical screening use of arterial elasticity determinations as part of the diagnostic workup of physicians.

Nagubandi, M.K.; Sung, B.H. and Wilson, M.F. “Reduction in Small and Large Artery Compliance with Isometric Exercise.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-285, April 2001. Isometric exercises reduce both large and small artery compliance. This increase in arterial stiffness may have clinical implications and may contribute to development of hypertension and other cardiovascular disease.

Resnick, L.M.; and Lester, M.H. “Effect of Modest Weight Loss on Arterial Compliance in Essential Hypertension.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-286, April 2001. Modest weight loss in essential hypertension increases arterial compliance or elasticity; these changes may precede significant changes in blood pressure. Further, the measurement of blood pressure or pulse pressure is not sufficient to explain weight loss-induced changes in arterial compliance, and the clinical utility of pulse waveform analysis is supported in assessing the peripheral vasculature in essential hypertension.

Warburton, K.; Cohen, D.L.; Bloom, R.D. and Townsend, R.R. “Pulse Wave Analysis to Assess Vascular Compliance Changes in Renal Transplant Recipients.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-291, April 2001. The authors of this abstract found that the pulse wave analysis method showed differences in large vessel compliance between two immunosuppressive drugs when evaluated in renal transplant recipients despite similar blood pressure control.

Nagubandi, M.K.; Sung, B.H. and Wilson, M.F. “Effects of Mental Stress on Large and Small Artery Compliance.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-300, April 2001. This report provides clinical evidence that mental stress significantly reduces large artery compliance (but not small artery compliance) and the authors believe that this may be a contributing factor in development of hypertension and other cardiovascular disease.

Romney, J. and Lewanczuk, R.Z. “Changes in Vascular Compliance in Type 1 Diabetes Prior to Onset of Clinical Complications.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Abstract No. P-574, April 2001. This abstract shows that C1 and C2 in healthy, normotensive type 1 diabetics without clinical complications were considerably lower than expected for their age. The study data supports the notion that patients with type 1 diabetes are at greater cardiovascular risk from an early age.

Weinberger, M.H.; Fineberg, N.S.; Weinberger, M. and Fineberg, S.E. “The Relationships between Age, Gender and Blood Pressure and Vascular Compliance and Resistance in Normal and Hypertensive Humans.” AMERICAN JOURNAL OF HYPERTENSION 14: (No. 4, Part 2), Orals No. O-16, April 2001. The data in this presentation offer additional clinical evidence to confirm that there are differences in large and small vessel compliance in hypertensive patients as compared to normotensive individuals.

McVeigh, G.E.; Allen, P.B.; Morgan, D.R.; Hanratty, C.G. and Silke, B. “Nitric Oxide Modulation of Blood Vessel Tone Identified by Arterial Waveform Analysis.” CLINICAL SCIENCE 100, 387-393, April 2001. This article offers data in support of the use of C2-small artery elasticity index as a clinical surrogate for the evaluation of endothelial function in patients.

Winer, N.; Sowers, J.R.m and Weber, M.A. “Gender Differences in Vascular Compliance in Young, Healthy Subjects Assessed by Pulse Contour Analysis.” JOURNAL of CLINICAL HYPERTENSION 3:145-152, No. 3, May/June 2001. The authors state that the reduced C2-small artery elasticity noted in women is caused by female sex hormones and they hypothesize that this lowered C2 is the reason why premenopausal women hospitalized for myocardial infarctions (heart attacks) have higher mortality rates than men of the same age.

Cohn, J.N. “New Approaches to Screening for Vascular and Cardiac Risk.” AMERICAN JOURNAL of HYPERTENSION 14: (No. 6, Part 2), 218S-220S, June 2001. This article describes the finding that small artery elasticity appears to correlate with endothelial function and encourages its use in the clinical evaluation of patients..

Boeykens, E.; Rietzschel, E.; DeBuyzere, M.; Duprez, D. and Clement, D.L. “Relation of Systolic Ambulatory Blood Pressure With Large Artery Arterial Elasticity and Wave Reflection Indices in Treated Hypertension.” JOURNAL of HYPERTENSION 19: (Suppl. 2): Poster No. P1.65, pg. S37, June 2001. (Presented at the 11th European Meeting on Hypertension, Milan, Italy, June 2001). The data presented in this poster show that in treated arterial hypertension, the large arterial elasticity parameter C1 is associated with mean 24-hour ambulatory blood pressure.

Duprez, D.; Boeykens, E.; Rietzschel, M.; DeBuyzere, M.; DeSutter, J. and Clement, D.L. “Relationship of Arterial Elasticity Parameters and Left Ventricular Mass in Treated Essential Hypertension. “ JOURNAL of HYPERTENSION 19: (Suppl. 2): Abstract No. 56, pg. S264, June 2001. (Presented at the 11th European Meeting on Hypertension, Milan, Italy, June 2001). The data gathered for this abstract cause the authors to conclude that in treated hypertensive patients, the large artery elasticity parameter C1 is related to left ventricular mass.

Cohn, J.N. “Arterial Compliance to Stratify Cardiovascular Risk: More Precision in Therapeutic Decision Making.” AMERICAN JOURNAL of HYPERTENSION 14: (No. 8, Part 2), 258S-263S, August 2001. The author believes that, “the focus of attention in preventing and treating cardiovascular disease today is shifting toward the arterial wall” and that protecting the endothelial lining of the wall of arteries is the “... key to reducing cardiovascular risk.” He advocates the use of the non-invasive pulse contour analysis method incorporated into the CVProfilor® DO-2020 System to identify patients at risk for cardiovascular events before disease becomes clinically apparent.

Duprez, D.; DeBuyzere, M.; Van Den Noortgate, N.; Simoens, J.; Achten, E.; Clement, D.; Afschrift, M. and Cohn, J.N. “Relationship between Periventricular or Deep White Matter Lesions and Arterial Elasticity Indices in Very Old People.” AGE AND AGEING 30:325-330, August 2001. The authors of this article discovered that in very old, apparently healthy subjects, the severity of cerebral white matter lesions as noted on magnetic resonance imaging is associated with a statistically significant decrease in C1-large and C2-small artery elasticity indices.

MARKETING, SALES AND DISTRIBUTION

     According to the Heath Care Finance Administration (“HCFA”), the U.S. spent more than $1.2 trillion on health care in 1999 and that figure is anticipated to rise to about $1.7 trillion by the year 2004. Cardiovascular disease is expected to account for some $298.2 billion in 2001, with $193.8 billion spent on heart disease alone, according to American Heart Association 2001 estimates (Note: Lower direct costs in 2001 compared to 2000 are not real declines. A simpler estimation method was used based on other data.). Although significant advances have been achieved for the prevention and treatment of heart attacks and strokes during the past two decades, these diseases remain among the leading causes of death in the U.S. and many other countries. Consider the following facts:

•	According to the American Heart Association, cardiovascular disease is the leading cause of death in the United States accounting for more than one-half of all deaths (over one million) every year;

•	More than one million U.S. citizens suffer heart attacks annually, and it is the first sign of cardiovascular disease in 20% to 40% of these patients (Sources: 1997 Heart and Stroke Statistical Update, American Heart Association 1996; and Johns Hopkins Coronary Heart Disease monograph);

•	According to a 1998 estimate by the American Heart Association, about 50 million adults (approximately 28% of the adult U.S. population) are currently diagnosed with high blood pressure, with nearly 75% of those (or about 37.5 million) not properly treated for the condition;

•	According to The Johns Hopkins White Papers on Hypertension (1998), an additional 30 million U.S. adults are estimated to have “high-normal or borderline” hypertension;

•	Hypertension or high blood pressure is present in more than 50% of Americans age 60 or older (Source: Archives of Internal Medicine, Volume 157, Number 6, March 24, 1997);

•	Stroke accounts for about one in every 15 deaths in the United States (Sources: 1997 Health Care Almanac & Yearbook; 1997 Heart and Stroke Statistical Update, American Heart Association);

•	According to a March 1997 survey by the Pharmaceutical Research and Manufacturers of America, research expenditures within the U.S. by all research-based pharmaceutical companies were estimated to be $15 billion for 1997;

•	Cardiovascular disease claims more lives in the U.S. than the next seven leading causes of death combined (Source: Web Site, Agingsociety.org);

•	Cardiovascular research and development was estimated to cost approximately $3.1 billion to $3.97 billion (or 16% to 21% of all U.S. research and development spending) for 1997 (Source: Parexel’s Pharmaceutical R&D Statistical Sourcebook, 1997); and

•	During 1998, more than 180 million adults in the seven major global markets including the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, suffered from hypertension, and the market for anti-hypertensive therapy and medication is expected to reach about $22 billion by the year 2008 (Source: Decision Resources, Inc., Hypertension Report, 1999).

     There can be no doubt that cardiovascular disease is a major cause of death in nearly every developed country throughout the world. Because of the magnitude and impact cardiovascular disease has on the worldwide population, we believe that our Product offers a significant opportunity for providing a more accurate and cost-effective and efficient means with which to screen, risk-stratify and manage patients who may have underlying vascular disease and/or who have been diagnosed with cardiovascular disease.

The Research Market

     The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting clinical research trials relating to cardiovascular disease and treatment. These organizations are in the business of gathering large amounts of cardiovascular data from human research subjects, non-invasively. The CR-2000 Research System has been certified and is entitled to have a medical device CE Mark for Europe and it is being marketed for use by physicians throughout the European Union.

     According to the Pharmaceutical Research and Manufacturers of America, it costs a research-based drug company, on average, $500 million and about 15 years to get one new drug from the laboratory to the pharmacist’s shelf. Further, only five in every 5,000 to 10,000 chemical compounds that enter pre- or non-clinical testing are ultimately subjected to human testing, and only one in five of those is ultimately approved for administration to patients. We believe that the CR-2000 Research System provides a new and innovative means for gathering additional data and information during such clinical research endeavors.

     The clinical research market is diverse, with global pharmaceutical companies, the U.S. federal and foreign governments and medical device manufacturers funding the vast majority of these research endeavors. According to annual surveys by the Pharmaceutical Research and Manufacturers of America, pharmaceutical companies spent an estimated $21 billion on all research and development within the United States in 1998 (about $5 billion of which involved clinical research activities). In most cases, the direct costs of physician services and the costs of additional medical care due to these clinical research trials are paid directly to the provider organizations by the pharmaceutical study sponsors.

     We have pursued the following three markets for the CR-2000 Research System:

     Pharmaceutical Companies. There are approximately 1,800 firms conducting clinical research trials in the United States alone. Nonetheless, according to Parexel’s Pharmaceutical R&D Statistical Sourcebook (1997), a relatively small number of pharmaceutical firms in the world accounted for the vast majority of all research and development spending. These pharmaceutical firms often seek new ways to gather additional data and information non-invasively from human subjects engaged in clinical research trials.

     Academic Centers. Hundreds of universities throughout the world conduct clinical research trials which are financially supported with grants from governmental agencies, disease management foundations and private sponsors including commercial entities and individual or family endowments. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for our CR-2000 Research System. Many references in the peer-reviewed medical literature illustrate the growing body of medical knowledge supporting arterial elasticity measurements and the implications of such measurements for the treatment and clinical management of cardiovascular disease.

     The U.S. Government. The National Institutes of Health, the Veterans’ Affairs Medical Centers, the Agency for Health Care Policy and Research, and the Centers for Disease Control and Prevention often conduct large-scale research projects and clinical trials that represent a large market opportunity for the CR-2000 Research System.

     Our experience with the CR-2000 Research System within these market segments has grown substantially during fiscal year 2001. The CR-2000 Research System is now being utilized in 19 countries throughout the world and its users have contributed more than 30 abstracts and publications to our bibliography of over 120 scientific abstracts, articles and presentations that reference either our CR-2000 Research System technology or our pulse contour analysis methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

     During fiscal year 2001, five pharmaceutical firms and the National Institutes of Health/National Heart, Lung, and Blood Institute (“NIH/NHLBI”), the largest governmental clinical research agency, were using the CR-2000 Research System in their multi-site clinical trials. Consider the following list:

•	Alteon, Inc. used the CR-2000 Research System as part of its Advanced Glycosylation End products (A.G.E.) Crosslink Breaker’ ALT-711 new drug trial;

•	AstraZeneca, LP used the CR-2000 Research System to obtain additional data in its Trial Of Preventing Hypertension (“TROPHY”) study which was designed to investigate whether or not early treatment of subjects with high blood pressure can prevent or at least delay the onset of clinically detectable hypertension;

•	The National Institutes of Health/National Heart, Lung, and Blood Institute (“NIH/NHLBI”) used the CR-2000 Research System as one of the primary investigative clinical endpoints for its Multi-Ethnic Study of Atherosclerosis (“MESA”) research trial which is a ten-year, multi-site, very large and expensive, prospective clinical study involving about 6,000 subjects of varied ethnic background in an attempt to identify clinically useful procedures for predicting cardiovascular disease;

•	Parke-Davis used the CR-2000 Research System for a multi-site cardiovascular drug research trial as part of their ongoing clinical research investigations;

•	Pfizer, Inc. used the CR-2000 Research System for a very large, multi-site (nationwide) cardiovascular drug research trial in order to obtain additional clinical research data and information regarding new pharmaceuticals agents which they have under development; and

•	Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug research trial.

     The inclusion during our fiscal year 2001 of the CR-2000 Research System in these important pharmaceutical research trials, and the more than 30 scientific publications which are a result of its use, provide high-profile credibility and have promoted a greater awareness for the value of our blood pressure waveform analysis technology in the global medical marketplace.

     Although we are probably several years away from obtaining hard clinical data that relates to long-term medical outcomes, the clinical findings from a significant retrospective research study were presented at the Fifteenth Scientific Meeting of the American Society of Hypertension (“ASH”) in New York during May 2000. Elizabeth Grey, M.D. and other clinical researchers at the

University of Minnesota Medical School, Department of Cardiology (Minneapolis), measured the small artery elasticity index of more than 400 subjects. They determined, through a self-administered questionnaire, that during a one to seven year follow-up period, about 42% (or 168 subjects) experienced either a new or second cardiovascular event which could be statistically associated with the loss of their small artery elasticity measured previously. This clinical study is the most significant medical evidence, to date, that demonstrates a correlation between premature stiffening of small arteries (that is, reduced C2-small artery elasticity index) and the development of subsequent cardiovascular disease and morbid events. While the C1-large artery elasticity index has been shown to progressively decrease with age and to be reduced with late stage cardiovascular disease, it is not particularly predictive of future medical outcomes, as is the C2-small artery elasticity index.

     Also at the ASH meeting, Nathaniel Winer, M.D. and his clinical researcher colleagues at the University of Missouri School of Medicine (Kansas City) presented pioneering evidence that some healthy young women have reduced small artery elasticity indices compared to age-matched men, despite having lower blood pressure and more favorable cholesterol, insulin and homocysteine levels. This clinical research study offers a significant contribution to the medical importance and benefit of our technology as a key parameter for the early screening of women to detect cardiovascular disease.

     Three important studies, which were all published in our fiscal year 2001, further emphasize the sensitivity of the C2-small artery elasticity index as being an early marker for cardiovascular disease.

First, Daniel Duprez, M.D. from the Department of Cardiology and Angiology, Ghent University Hospital (Ghent, Belgium) and others compared C1-large artery and C2-small artery elasticity indices in two age-matched study groups with high- and low-normal blood pressure and assessed the relationship between their elasticity indices and intima-media thickness (“IMT”). The data demonstrated that C1-large artery and C2-small artery were significantly lower in the high-normal blood pressure group subjects as compared to the low-normal blood pressure group subjects, and that the lower elasticity levels are accompanied by an increase in mean carotid artery IMT.

Second, Dr. Donna K. Arnett from the Division of Epidemiology, School of Public Health, University of Minnesota (Minneapolis) and her colleagues studied the relationship between blood pressure and arterial compliance in a healthy sample of young adults. They discovered that reductions in large and small arterial compliance occur early in adulthood well before the appearance of signs of clinical hypertension.

Third, Drs. Jacques Romney and Richard Z. Lewanczuk from the Department of Medicine, University of Alberta (Edmonton, AB, Canada) examined C1-large artery and C2-small artery compliance or elasticity in patients with Type 1 diabetes mellitus before any complications from their diabetes had developed clinically. The data demonstrate that normotensive Type 1 diabetics without clinical complications exhibited considerably lower elasticity indices than expected for their age. This study supports all of the other clinical evidence reported that patients with Type 1 diabetes are at a much greater cardiovascular risk from an earlier age than non-diabetic subjects (of the same age and gender).

     To the best of our knowledge and belief, the ability to evaluate the elasticity of the small and very small arteries or arterioles throughout the body is commercially unique to our CardioVascular Profiling Systems. We believe that no other company currently offers a medical device in the U.S. which has the capability to measure small artery elasticity or stiffness. Further, we believe that this is also true for clinical research instruments and apparatus both within the U.S. and internationally. Thus, we believe that this provides us with a distinct worldwide advantage in the broad-based assessment and screening of patients and research subjects for cardiovascular disease and changes in response to study variables.

     Our fiscal year revenue growth reflects this increasing interest in our blood pressure waveform analysis technology. On August 14, 2001, we announced that sales of our CR-2000 Research System contributed $2,047,304 to our fiscal year 2001 revenue. This represents nearly a five-fold increase in revenue as compared to $423,490 from the prior fiscal year. Although the CR-2000 Research System met our revenue expectations for fiscal year 2001, we anticipate that revenue in fiscal year 2002 will shift from the CR-2000 Research System to the CVProfilor® DO-2020 System since the majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in U.S. physicians’ medical offices and clinics.. This shift in our strategic focus began in the fourth quarter of fiscal year 2001.

The Practicing Physician Market

     The CVProfilor® DO-2020 CardioVascular Profiling System is designed for use by physicians, other health care professionals and trained medical personnel. Our current market focus is toward internists, primary care physicians, cardiologists and other health care providers who can use our product for the cardiovascular risk-stratification of their hypertensive and diabetic patients, and who are directly involved in screening patients for potential underlying vascular disease. Current American Medical Association estimates indicate that there are more than 650,000 licensed physicians actively working in the U.S., about 250,000 of which are included in our target market as potential users of the CVProfilor® DO-2020 System as follows:

•	Approximately 120,000 physicians specializing in internal medicine;

•	Approximately 80,000 general and family practice physicians (that is, primary care physicians);

•	Approximately 30,000 medical sub-specialty physicians; and

•	Approximately 20,000 cardiovascular disease specialists.

Marketing Strategy

     Our primary objective is to establish the CardioVascular Profiling Products as the standard for non-invasive testing of clinical research subjects, and as the preeminent medical device for use by physicians and other health care professionals to evaluate patients who may have cardiovascular disease and to monitor those who are being treated for their disease.

HDI/PulseWave™ CR-2000 Research System

     The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through an international network of exclusive distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2001, the established price in the U.S. for the CR-2000 Research System is $20,750; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

     Having met the ISO-9002, EN-46002 and ISO-13488 quality system standards in November 1999, we were able to become registered and thereby obtain the CE Mark for the CR-2000 Research System. This achievement then allowed us to begin marketing within the European Union during the third quarter of fiscal year 2000 to distributors who undertake minimum purchase commitments from us in exchange for geographic exclusivity. In support of our European distributors, we have a full-time sales and marketing presence in Europe and we are using this presence to expand our distribution network throughout Europe.

     The CR-2000 Research System has a medical device CE Mark (CE 0123) which allows it to be marketed throughout the European Union for both clinical research and patient use; however, it is being marketed “for research purposes only” within the U.S. (that is, not for screening, diagnosing or monitoring the treatment of patients). To date, we have executed distribution agreements covering the following countries: Japan, China, Taiwan, Italy, the United Kingdom, Germany, Austria, Belgium, Turkey and Norway. On January 8, 2001, we announced that our exclusive Japanese Distributor, Higa Medical Systems, had received approval from the Ministry of Health and Welfare (“MHW”) in Japan to import and market the CR-2000 system to physicians throughout Japan.

     On March 2, 2001, we announced that ten HDI/PulseWave™ CR-2000 Research Systems had been sold to our exclusive Chinese distributor, Shenzhen Zhongshen Medical Apparatus and Instruments Company, Ltd., based in Shenzhen, The Peoples Republic of China. These ten Systems were utilized in a large clinical trial entitled, “Multi-Site Study of a Healthy Chinese Population to Establish Reference Ranges for Hemodynamic Parameters Obtained Non-Invasively Using the HDI CardioVascular Profiling System.” This trial was conducted under the medical direction of Professor Weizhong Zhang, M.D., of the Shanghai Institute of Hypertension in Shanghai, China. Ten clinical sites throughout China were recruited to collect arterial elasticity data from normal healthy male and female subjects between the ages of 15 and 80 years of age as part of a protocol designed to obtain information in support of marketing the CardioVascular Profiling System in China.

     We are also using various other methods to market the CR-2000 Research System worldwide including our website (www.hdii.com), attendance at major worldwide medical conventions, targeted direct mail campaigns and educational symposiums which allow scientific investigators to present clinical research data derived from their use of the CR-2000 Research System.

During the 2001 fiscal year, we attended three key international medical conventions: the International Society of Hypertension (“ISH”) Meeting, August 20-24, 2000 in Chicago, Illinois; the European Society of Cardiology (“ESC”) Meeting, August 26-29,

2000 in Amsterdam, the Netherlands; and the European Society of Hypertension (“ESH”) Meeting, June 14-18 in Milan, Italy. During the first quarter of our 2002 fiscal year, we also attended the European Association for the Study of Diabetes (“EASD”) Meeting, September 9-13, 2001 in Glasgow, Scotland.

At the ISH Meeting in Chicago, two detailed displays were presented by investigators who used the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System in their clinical research. Dr. L. Michael Prisant (Hypertension Unit, Section of Cardiology, Medical College of Georgia, Augusta, GA) and colleagues reported on the strong repeatability of immediate and intermediate measures of large and small arterial compliance, cardiac output and systemic vascular resistance with the CR-2000 Research System in a presentation entitled, “Measures of Capacitive and Reflective Compliance: Relationship to Blood Pressure Parameters.” Dr. Lawrence M. Resnick (Hypertension Center, N.Y.-Presbyterian-Cornell Medical Center, N.Y.) and a clinical associate reported in a presentation entitled, “Differential Effects of Anti-hypertensive Drug Therapy on Arterial Compliance,” that arterial elasticity improves with the administration of some, but not all, antihypertensive drugs, and that such improvement appears to offer greater benefit clinically.

In conjunction with the ISH Meeting in Chicago, an International Society of Hypertension Special Satellite Symposium (sponsored in part by us), chaired by Jay N. Cohn, M.D., Professor of Medicine in the Cardiovascular Division at the University of Minnesota and Chairman of our Scientific and Clinical Advisory Board, was held on August 24-25, 2000. This symposium focused on the “Structure and Function of the Arterial Wall.” Key clinical research investigators from around the world presented the most recent information on this topic including the significance of the newest findings for both future research as well as new clinical applications. Eight of the presenters at this symposium are current users of the CR-2000 Research System.

     Through a grant-in-aid provided by us, the University of Minnesota sponsored a scientific meeting entitled, “International Symposium on Arterial Elasticity Measurement” during January 2000. In August, we also sponsored a symposium chaired by Jay N. Cohn, M.D., that immediately followed the ISH meeting entitled “The Artery Wall: Structure and Function.” During November 2000, we sponsored a mini-symposium immediately preceding the American Heart Association meeting in New Orleans, again chaired by Dr. Cohn. These meetings brought together a renowned faculty of clinical research investigators, physicians and pharmaceutical company representatives, many of whom presented new clinical research data obtained using our CR-2000 Research System. Although we are competing in a worldwide market with five or six other firms that claim to have products which provide information regarding large artery elasticity, the scientists and physicians at this meeting praised our CR-2000 Research System for its accuracy, repeatability, ease-of-use and its unique ability to provide separate measurements of both the C1-large artery and C2-small artery elasticity indices.

CVProfilor® DO-2020 System

     On November 1, 2000, we obtained a 510(k) clearance from the FDA to market the CVProfilor® DO-2020 System in the U.S. for use by physicians and other health care providers to non-invasively screen patients for the presence of vascular disease. On March 16, 2001, we announced that a controlled launch of our FDA cleared CVProfilor® DO-2020 System was underway with the objective of validating pricing, marketing and reimbursement expectations within our U.S. target market of internal medicine, family practice and cardiology physicians prior to implementing a nationwide launch in July of 2001. During that controlled launch, we also introduced the CVProfilor® DO-2020 System to physicians at the following meetings: the American College of Cardiology (“ACC”) Meeting, held March 18-21 in Orlando, Florida; the Joint Annual Meeting of the American College of Physicians-American Society of Internal Medicine (“ACP-ASIM”), held March 29 to April 1, in Atlanta, Georgia; the American Society of Hypertension (“ASH”) Meeting, held May 15-19 in San Francisco, California; and the American Diabetes Association (“ADA”) Meeting, held June 22-24 in Philadelphia, Pennsylvania. During the course of our exhibition at these meetings, we conducted about 1,000 CVProfiles™ on physicians who expressed an interest in our medical device. These medical conferences also provided us with eight presentations featuring our HDI/PulseWave™ CR-2000 Research System and two presentations featuring our CVProfilor® DO-2020 System, further supporting the importance of arterial elasticity measurement as a significant variable in cardiovascular disease evaluation, therapy and management.

     Following the reception received from physicians during the first 60 days of our CVProfilor® DO-2020 System launch, we announced on May 14, 2001 the addition of six sales, marketing and engineering personnel, including: a Vice President - Engineering, a Director of U.S. Sales, a Director of Software Engineering, a Customer Service Manager, and two Regional Sales Managers. On August 14, 2001, we announced that 35 CVProfilor® DO-2020 System placements had resulted from our initial controlled market launch. We believe that the addition of these new employees will allow us to capitalize on the U.S. market opportunities for arterial elasticity assessment in cardiovascular disease management with the intent of placements in at least 25 major U.S. markets by the end of our 2002 fiscal year.

     In order to accelerate the rate of new technology acceptance in the medical marketplace, we are marketing the CVProfilor® DO-2020 System to physicians on a “per-patient-tested” rental basis. Utilizing a telephone modem incorporated within the CVProfilor® DO-2020 System instrument, we can receive telephonic transmissions from physician use of the Product to our Central Data Management Facility (“CDMF”). The CDMF is able to track Product utilization and to invoice physician customers based on the number of CVProfile™ Reports they perform in their medical offices and clinics each month. Following a sufficient base of CVProfilor® DO-2020 System placements, we plan to implement a minimum monthly fee that equates to a minimum number of uses on each CVProfilor® DO-2020 System assigned to physicians and other health care providers. Once the minimum monthly utilization is achieved, a “per-patient-tested” charge applies to all additional uses within each month. We believe that a “per-patient-tested” marketing strategy has a number of significant advantages over the more traditional product “sales” strategies. A “per-patient-tested” rental program allows the physician to:

•	Immediately utilize our arterial elasticity assessment technology without a sizeable upfront capital outlay;

•	Obtain positive cash flow and/or a positive margin with their very first use of the CVProfilor® DO-2020 System;

•	Generate additional clinic revenues with little or no additional costs; and

•	Have access to state-of-the-art cardiovascular screening technology without the risk of product obsolescence, product maintenance or repair, or product down-time.

     We anticipate that this marketing approach will allow us to accelerate the rate of physician acceptance of the Product and to eventually generate the majority of our revenue based on more extensive CVProfilor® DO-2020 System utilization.

     The U.S. introduction of the CVProfilor® DO-2020 System is occurring in three phases. The first phase consisted of a controlled introduction to key opinion leaders in the U.S. that allowed us to develop a physician referral base and to verify and validate our strategic assumptions regarding: target markets, clinical applications, reimbursement parameters, market pricing and CDMF functionality. This introductory phase of our launch occurred from March to June, 2001. During the second phase of our launch which will occur during our 2002 fiscal year, we will be focusing on marketing and education efforts involving U.S. physicians who risk stratify patients with cardiovascular disease and who evaluate individuals at risk for developing vascular disease. In an effort to encourage rapid acceptance of the CVProfilor® DO-2020 System, we will be offering it to physicians on a “per-patient-tested” billing basis. Invoices for physician use of the CVProfilor® DO-2020 System are generated based on the number of CVProfile™ Reports that are transmitted to our CDMF each month. During phase three of our launch which will occur during our 2003 fiscal year, we intend to increase our market penetration established in phase two and to expand our Product’s clinical application into additional specialty markets.

     We are currently using a core direct sales force to call on key cardiovascular opinion leaders and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. We plan to expand both our internal and our independent and/or contract sales representative sales network consistent with our capital availability and revenue growth. Long term, we intend to directly promote the CVProfilor® DO-2020 System to people at risk for developing cardiovascular disease through public relations materials, advertising and our Internet website (www.hdii.com).

CVProfilor® MD-3000 System

     Following receipt of CE Mark certification for the CVProfilor® MD-3000 System, we plan to utilize a network of independent international distributors to market it to cardiovascular specialists, cardiologists and primary care physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.

     Our primary focus will be on the creation of a distribution network covering the European Union, Japan and China. We anticipate signing a multi-year agreement with distributors to represent us in a specific territory which is generally anticipated to be at least a single country. The MD-3000 System will be sold to distributors who will re-sell and service it in their territory. Our distributors have the right to set the selling price of the MD-3000 System within their assigned territory.

     Distributor appointments are generally based on the distributor’s ability to manage the financial aspects of currency fluctuations, their demonstration of ethical conduct consistent with U.S. business practices, their ability to market to and support key differences in physician practice patterns, their ability to assist us in obtaining sufficient MD-3000 System reimbursement as necessary and appropriate in their assigned territory, and their ability to satisfy government regulations pertaining to use of medical devices that exist within their territory. We prefer that these be firms that distribute complementary cardiovascular or general medical products and that they have the ability to designate specialist support for marketing the MD-3000 System.

Engineering

     From May 1996 to April 2001, we relied upon Solutions Engineering, Inc. (“SEI”), an external contract engineering firm based in the suburbs of St. Paul, Minnesota, for the design, prototyping and technical support of the CR-2000 Research System and the CVProfilor® DO-2020 System. For more than a decade, SEI provided product design and development services to several U.S. and international clients in the medical device and high-tech industrial marketplaces. Further, to assist them in these endeavors, SEI developed unique and proprietary product development processes, procedures and software systems which they used to organize, document and track their client’s product design, development and production projects.

     During April 2001, we acquired all of the soft and hard business assets of SEI as well as hired two former employees of SEI who had been instrumental in the design, development and ongoing technical support of out Products. Assets included engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, an unique quality system and standard business assets including office and engineering furniture and supplies. This opportunity provided the first occasion in our history to have a bona fide design and development engineering team working full time in support of our Products. Having a Vice President - Engineering and a Director of Software Engineering as new employees offers a substantially greater amount and much more responsive degree of hardware and software support for our current Products. In addition, their hiring provides us a core engineering function which can ensure essential technical assistance and a continuity of engineering support for future product redesign projects as well as the design and development capability for undertaking new technologies and products.

Production

     The design, development and integration of all of the components necessary to fabricate and manufacture our Product was undertaken on our behalf by a contract design engineering firm as mentioned herein above. We have been producing CR-2000 Research Systems within our manufacturing facility since November 1998. According to testing performed at TÜV Product Service, Inc., the CR-2000 Research System has been found to be in full compliance with all electromagnetic immunity and emissions requirements, and with the requirements for displaying the CE Mark. The CVProfilor® DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and is UL listed with a license to display the UL label.

     On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Service, Inc. Our CR-2000 Research CardioVascular Profiling System now displays the “CE0123” mark, indicating that the CR-2000 Research System is certified for sale throughout the European Union and that the product complies with applicable electrical and mechanical safety standards.

     Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota. We receive and inspect all incoming component parts, inventory those components parts, undertake fabrication and assembly as required, and carefully and comprehensively test all complete System Instruments and Accessories. We then securely package and label Systems, and ship them throughout the U.S. and the world using facilities and equipment available in-house. All of these procedures are conducted in full compliance with the FDA’s Quality System Regulations (“QSR”). Further, the manufacturing facility is operated using a complete quality system approach which meets international standards and has been certified as being in compliance with ISO-9002, EN-46002 and ISO-13488 standards. Despite having a small production staff, we believe that we can accommodate current requirements and should be able meet anticipated future needs to manufacture, test, package and ship all versions of the Product within our in-house facility.

Competition

     Competition in the medical device industry is intense and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. We compete directly with manufacturers of standard blood pressure cuff devices (called sphygmomanometers) which can be used to determine an ankle-brachial index, as well as many well-established companies manufacturing more elaborate and complex medical instruments. In addition, we are aware of other companies that are developing products which provide either a measurement of total or large artery compliance or elasticity (but not C2-small artery elasticity index) or a clinical surrogate for it.

     To the best of our knowledge and belief, there are no products which measure both C1-large and C2-small artery elasticity indices and which have yet obtained either a CE Mark or FDA clearance to market in the U.S. Further, we are not aware of any other products being developed or being marketed which appear capable of providing both C1 and C2 elasticity indices as does our Product.

     We are aware of six firms that are developing products that attempt to measure vascular elasticity and which may be viewed to a greater or lesser degree as competitive alternatives to our Products. These firms include: International Medical Device Partners (“IMDP”) located in Las Vegas, Nevada; Pulse Metric, Inc. (“PMI”) based in San Diego, California; AtCor Medical (formerly PWV Medical, Ltd.) based in Sydney, Australia; Specaway Pty. Ltd. (St. Pauls, New South Wales, Sydney, Australia); Novacor (Paris, France); and Colson/Dupont Medical (Pantin, France).

     Only one of these companies, IMDP, offers a device which, to date, has been cleared by the FDA. The CardioVision™ device requires the purchase of a separate personal computer (and the use of special software) which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the single large artery directly under an upper-arm blood pressure cuff unlike our Products which provide systemic elasticity indices of both large and very small arteries throughout the entire body. Another company, PMI, has a monitor which has only been cleared by the FDA for determining standard blood pressure measurements. However, the device can output blood pressure data to a computer which can then forward the data to PMI’s facilities in San Diego where it is analyzed to determine certain parameters including total or large artery compliance or elasticity. It has been determined that PMI has not been cleared by the FDA to generate these parameters since the FDA does not regulate such centralized computer operations.

Government Regulation

     Medical devices such as our CVProfilor® DO-2020 System are subject to strict regulation by state and federal authorities, including the FDA and comparable authorities in certain states. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (the “FDCA”) and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

     Before a new medical device may be introduced into the U.S. market, the manufacturer must obtain prior authorization from the FDA. This authorization is based on a review by the FDA of the medical device’s safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the U.S. either pursuant to a 510(k) Pre-Market Notification (“510k”) submission or a Premarket Approval (“PMA”) application. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinical trials or submission of data to regulatory acceptance.

     On November 1, 2000 we were granted authorization to market our CVProfilor® DO-2020 System pursuant to a 510(k) submission. FDA clearances and approvals often include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly controls and prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

     Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and medical devices are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes may relax certain requirements, which could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the FDA and state, federal and foreign laws and regulations depend heavily on administrative interpretations, and we cannot assure you that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect us.

     In addition to the regulations directly pertaining to us and our products, many of our health care provider customers and potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations.

     We can give no assurance that we will be able to obtain additional necessary regulatory clearances or approvals in the U.S., or internationally, on a timely basis, if ever. Delays in the receipt of, or failure to receive, these clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Reimbursement

     We anticipate that most revenue affiliated with physician use of the CVProfilor® DO-2020 System will ultimately be derived from insurance coverage and third party payers. The payer marketplace includes commercial insurers, Blue Cross/Blue Shield plans and Health Maintenance Organizations (“HMOs”), Medicare and other federally funded programs, and “self-pay” plans. Each payer establishes its own coverage and payment policies resulting in a range of payments and coverage decisions. Physician reimbursement is an important aspect in the CVProfilor® DO-2020 System’s success. Without adequate levels of reimbursement, physicians may be reluctant to even try the CVProfilor® DO-2020 System. There is no assurance that adequate third party reimbursement for the CVProfilor® DO-2020 System will be sustainable at present, or in the future.

     The Health Care Financing Administration (“HCFA”), a division of the U.S. Department of Health and Human Services (“HHS”), has established three levels of coding for health care products and services as follows:

•	Level I, Current Procedural Terminology (“CPT”) codes for physicians’ services;

•	Level II, National Codes for supplies and certain services; and

•	Level III, local codes.

     The coding system applicable to the CVProfilor® DO-2020 System is Level I. Insurers require physicians to report their services using the CPT coding system.

     Having achieved FDA 510(k) clearance to market the CVProfilor® DO-2020 System, we are able to work with the American Medical Association (“AMA”) to determine whether the CVProfilor® DO-2020 System fits within any existing CPT codes or whether it requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the CVProfilor® DO-2020 System, we believe that it may take two or more years to obtain a CVProfilor® DO-2020 System technology-specific CPT code. During this time, physicians may be required to use a “miscellaneous” code for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer’s assessment of the procedure. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business.

Patents and Proprietary Technology

     Our success depends, in part, on our ability to maintain patent protection for our Product and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of six issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within four other U.S. patents from the Regents of the University of Minnesota. Additionally, there are three issued patents (one each by Europe, Hong Kong and Japan) which also describe technology involving our Product and which offer us some further protection. These thirteen (13) patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of our Product. The license from the University of Minnesota expires with the term of their patents (currently expected to be during 2016). One or more patent applications relating to these United States issued patents are currently pending in Germany, France and the United Kingdom. We also have several patent applications that are being drafted or that may have been submitted regarding other aspects and components of our Product. We can give no assurance that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us.

     Besides seeking additional patents, we intend to rely to the fullest extent possible on trade secrets, proprietary “know-how” and our ongoing endeavors involving product improvement and enhancement. We can give no assurance that nondisclosure agreements and invention assignment agreements which we have or will execute will protect our proprietary information and know-how or will provide adequate remedies in the event of unauthorized use or disclosure of that information, or that others will not be able to independently develop that information.

University of Minnesota Research and License Agreement

     On September 23, 1988, we entered into a Research and License Agreement (the “License Agreement”) with the University of Minnesota (the “University”) pursuant to which the University granted to us an exclusive, worldwide license under the patents that relate to our Product for diagnostic, therapeutic, monitoring and related uses. The License Agreement is subject to any rights retained by the U.S. government, pursuant to U.S. law and regulations, in the patents and licensed technologies in connection with any U.S. government funding of the University’s research of the license technology. The License Agreement expires with the last to expire of the patents related to the licensed technology (currently expected to be during 2016). We also have the right to grant sub-licenses under the University’s patents.

     In consideration of the License Agreement, we conducted expanded clinical trials of arterial compliance technology and are continuing to use our best efforts to develop commercial medical devices. We must pay a royalty on revenue from commercialization of our Product (or future products, which incorporate the licensed arterial compliance technology), in the amount of three percent (3%) of gross revenue (less certain reductions, such as damaged and returned goods).

Employees and Consultants

     As of September 15, 2001, we employ 23 full-time employees which includes 5 employees in sales positions who are not based at our corporate headquarters in Eagan, Minnesota. We anticipate hiring a few additional employees during the next 12 to 18 months primarily in the areas of sales, marketing, accounting and engineering. We believe that our employee relations are good.

     In addition to vendors under contract to us for specific product-related tasks and the fabrication of components in accordance with our technical specifications, we have ongoing consultant relationships with several experts including the following:

•	Several experts in regulatory affairs and FDA matters;

•	Jay N. Cohn, M.D., as our Chief Medical Consultant;

•	Stanley M. Finkelstein, Ph.D., as our Chief Technical Consultant;

•	consulting firms for marketing communications;

•	consulting firms for third party reimbursement; and

•	several consulting experts regarding sales and marketing activities.

     We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.

RISK FACTORS

     An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this document before deciding to invest in us.

Risks Related to Our Business

     We are presently generating only minimal revenues. We cannot assure you that we will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement our business plan or current development opportunities. As of June 30, 2001, we had an accumulated deficit of $(11,238,353) attributable primarily to research and development endeavors, sales and marketing activities, and general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses.

     We are marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System. We intend to market a third version: the CVProfilor® MD-3000 CardioVascular Profiling System (previously referred to as the Model DO-2020i). We believe that the CR-2000 Research System, intended for research use only in the U.S. (that is, not for screening, diagnosing or monitoring the treatment of patients), does not require FDA clearance to market, and marketing and distribution activities have commenced in the U.S. as well as internationally. The CVProfilor® DO-2020 System, intended for use only by U.S. physicians and other health care providers to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. On November 1, 2000, we obtained FDA clearance to market the CVProfilor® DO-2020 System and while we expect the CVProfilor® DO-2020 System to generate the majority of our revenues in the future, to date, it has generated only minimal revenues.

     The likelihood of our success must be considered in view of the expenses, difficulties and delays that businesses like ours frequently encounter and the competitive environment in which we operate. Our profitability is dependent in large part on gaining market acceptance of our Product, developing distribution channels, maintaining the capacity to manufacture and sell our Product efficiently and successfully, and the continuation of third party reimbursement. We cannot assure you that we will successfully meet any or all of these goals.

     We must successfully market and produce the CVProfilor® DO-2020 System in order to generate revenues. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. While we have developed a plan for the marketing of the CVProfilor® DO-2020 System, we cannot assure you that such a plan will be successfully implemented or ultimately generate significant revenues, if any. We have generated only minimal revenue to date from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this Product, we cannot assure you that we will be successful in producing or placing the CVProfilor® DO-2020 System.

     We have limited financial resources and may need additional financing to continue our business. Our ability to execute our business strategy depends to a significant degree on our ability to obtain substantial equity capital and other financing. Our business strategy requires a large capital outlay for equipment which we plan to place in physicians’ offices without charge. Consequently, we must first build up and maintain an inventory of System components and equipment before we will know whether our business strategy will be successful. We believe that our working capital will be sufficient to meet our operating needs for at least the next 12 months. Although we expect that these resources will be sufficient to allow initial marketing of all versions of our Product, we can give no assurance that they will be sufficient. Any unforeseen contingencies, including, but not limited to, unavailability of third party reimbursement, delayed or limited market acceptance, delays in establishment of distribution channels, shortage of System components or delays in manufacturing may impede our marketing efforts. We may be required to seek additional funds through another offering of our equity securities or by incurring indebtedness. We cannot assure you that any additional funds will be available on terms acceptable to us or our security holders, or at all, or that any future capital that is available will be raised on terms that are not dilutive to investors. Our business plan and financing needs are subject to change depending on, among other things, market conditions, business opportunities and cash flow from operations, if any.

     We are dependent upon third party reimbursement and/or direct patient payment for our revenues. Our financial performance will largely depend on the availability of reimbursement, if any, for the cost of medical products and services from government health administration authorities, private health coverage insurers and other payer organizations. Significant uncertainty exists as to the pricing, availability of distribution channels and reimbursement status of new medical products, and we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenues. We cannot assure you that patients will be willing to pay for our Product at prices which will generate revenues for us, if at all. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.

     We operate in an intensely competitive market. Competition from medical devices that are used to screen patients with cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our Product will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which is substantially less expensive than our Product. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics and hospitals which may act as a barrier to market entry for our Product. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing and marketing their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

     Because we have a new product, the uncertainty of market acceptance of our product and/or the clinical application of the technology will affect our business. Our financial performance depends upon the extent to which the respective versions of our Product are accepted by research investigators (regarding the CR-2000 Research System) as being useful, and by physicians and other health care providers as being effective, reliable and safe for use in screening patients for underlying vascular disease (regarding the CVProfilor® DO-2020 System) and for use in screening, diagnosing and monitoring the treatment of patients with vascular disease (regarding the CVProfilor® MD-3000 System). If the CVProfilor® DO-2020 System does not achieve market acceptance due to lack of appropriate third party reimbursement, the failure of arterial elasticity parameters to be perceived as reliable and beneficial, operational problems with the Central Data Management Facility or any other factors which prohibit acceptance by physicians, we will likely be forced to cease operations.

     We are unable to predict how quickly or how broadly any versions of our Product will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance will require that we educate the marketplace about the anticipated benefits associated with the use of our Product and may also require us to obtain and disseminate additional data acceptable to the medical community as evidence of our Product’s clinical benefits. Because our Product represents a new approach for evaluating vascular disease, there may be a greater reluctance to accept our Product than would occur with products utilizing more traditional technologies or methods of diagnosis. This may result in longer sales cycles and slower revenue growth than currently anticipated. We cannot assure you that we will be successful in educating the marketplace about our Product or that available data concerning these benefits will create a demand by the research or medical community for our Product. Furthermore, our Product will be substantially more expensive to operate than the traditional and relatively simple blood pressure testing instrument (that is, the sphygmomanometer). We cannot assure you that physicians will utilize the CVProfilor® DO-2020 System once installed, or that our services will be profitable to or become generally accepted by these physicians. In addition, our Product is premised on the medical assumption that a loss of arterial elasticity is an indicator of the early onset of vascular disease. While we believe, based on many clinical studies and trials, that the loss of arterial elasticity is indeed an indicator for the early onset of vascular disease, we cannot assure you that our claims will be fully accepted by the medical community, if at all.

     We depend upon sub-assembly contract manufacturers. To date, we have relied on independent contractors for the fabrication of sub-assemblies used in the production of all versions of our Product. For our Product to be financially successful, it must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, our Product has been manufactured in limited quantities and not on a large commercial scale. As a result, we cannot assure you that we will not encounter difficulties in obtaining reliable and affordable contract manufacturing assistance and/or in scaling up our manufacturing capabilities. This may include problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, we cannot assure you that we will not encounter problems relating to integration of components if changes are made in the configuration of the present Product versions. Any of these difficulties, as well as others related to these, could result in our inability to satisfy any customer demand for our Product in a cost-effective and efficient manner and therefore would likely have a material adverse effect on our business, financial condition and results of operations.

     We depend upon single source suppliers of several key components. We currently obtain components which are only available from a single manufacturer. If in the future we are unable to obtain sufficient quantities of the components that meet our standards of reliability, accuracy and performance, or if we are unable to locate alternative sources of supply for the components in a timely and cost-effective manner, then it would adversely affect our operations. If the components are not available for our needs, our Product may be unavailable to sell to customers, customers may lose confidence in our Products and us, and we may need to make new regulatory applications to reflect changes in Product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

     Need to locate new supplier of sensor; failure to obtain this supply could materially affect our business. An integral component of our Product is our proprietary Arterial PulseWave™ Sensor (the “Sensor”). We currently obtain this Sensor through a manufacturing services agreement with Apollo Research Corp., our sole supplier. We have been advised by Apollo Research Corp. that they cannot assure us that they will continue business operations beyond a month-to-month basis. We believe we have an adequate supply of Sensors in our inventory to supply our needs and we are adding to this inventory as a contingency. However, we cannot assure you that the inventory of Sensors will be adequate for our production needs until a suitable replacement vendor is identified, qualified and placed under contract to take over the fabrication of this important component. If in the future we are unable to obtain sufficient quantities of the Sensor that meet our standards of reliability, accuracy and performance, or if we are unable to locate alternative sources of supply for the Sensor in a timely and cost-effective manner, then it would adversely affect our operations until new sources of the Sensor became available, if at all. In addition, while the Sensors utilized in prototypes and in initial and ongoing production units of our Product have performed reliably, we cannot assure you that reliable Sensors will be available continuously on a relatively large-scale commercial basis. If the Sensors are not available for our needs, our Product may be unavailable to sell to customers, customers may lose confidence in our Products and our Company, and we may need to make new patent and regulatory applications to reflect changes in Product manufacturing with a new sensor, if available. If we are unable to obtain an adequate supply of Sensors meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

     Our strategic success is dependent upon a single product line, and the CVProfilor® DO-2020 System pricing and marketing structure has not been proven. Our financial success is dependent upon the marketing of only three versions of our Product. We expect that the CVProfilor® DO-2020 System will eventually generate the majority of our revenues, but to date the CVProfilor® DO-2020 has generated minimal revenues. We cannot assure you that we will be able to successfully develop any additional products. While we intend to offer the CVProfilor® DO-2020 System at terms that we believe will be competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, and/or other competitive forces may require us to raise or lower our prices or alter our terms in a manner that could have a material and adverse effect on us.

     We lack established sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System during April 1998 and currently have a limited sales force. We have only very recently commenced marketing of the CVProfilor® DO-2020 System (that is, March 2001) and have yet to generate any significant revenue based on placements of it. We have not yet fully developed a nationwide distribution network for our Product. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our Product. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our Product. Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our Product. Our ability to expand Product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

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

     We are subject to product liability exposure and have limited insurance coverage. We face an inherent business risk of exposure to product liability claims in the event that the use of our Product is alleged to have resulted in adverse clinical events. We have obtained a general liability insurance policy that covers potential product liability claims. We cannot assure you that liability claims will not be excluded from these policies, will not exceed the coverage limits of these policies, or that the insurance will continue to be available on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities would have a material adverse effect on our business, financial condition and results of operations.

     The uncertainty of health care reform may have a material impact upon our business. The levels of revenue and profitability of medical device companies may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the U.S., there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation’s health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

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

     We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management and technical personnel, particularly our President, Greg H. Guettler, our Executive Vice President and Chief Technology Officer, Charles F. Chesney, D.V.M., Ph.D., R.A.C., and our Senior Vice President, Finance and Administration and Chief Financial Officer, James S. Murphy. We do not have key-person life insurance on Mr. Guettler, Dr. Chesney or Mr. Murphy. Effective in December 1999, we entered into employment agreements with Mr. Guettler, Dr. Chesney and Mr. Murphy, which contain confidentiality obligations. Our future success will depend on our ability to attract and retain highly qualified personnel. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.

     If we are unable to protect our proprietary technology, our business will suffer. Our success depends, in part, on our ability to maintain patent protection for our Product and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of six issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within four other U.S. patents from the Regents of the University of Minnesota. Additionally, there are three issued patents (one each by Europe, Hong Kong and Japan) which also describe technology involving our Product and which may offer us some further protection. These thirteen patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of our Product. One or more patent applications relating to certain U.S. issued patents are currently pending in Germany, France, Hong Kong and the United Kingdom. The license from the University of Minnesota expires with the term of their patents (currently expected to be during 2016).

     The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. We cannot assure you that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us. In addition, we cannot assure you that any agreements with employees or consultants will protect our proprietary information and “know-how” or provide adequate remedies in the event of unauthorized use or disclosure of our information, or that others will not be able to develop this information independently. We cannot assure you that allegations of infringement of the proprietary rights of third parties will not be made, or that if made, the allegations will not be sustained if litigated. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights and the rights of others. Any of these claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our Product. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

     Beneficial ownership by management and provisions in our articles of incorporation may delay or prevent changes of control or in management. As of September 7, 2001, our officers and directors as a group beneficially owned 20.2% of our outstanding shares. Consequently, they are in a position to influence the outcome of shareholder votes, including the election of directors. In addition, our articles of incorporation provide that our Board of Directors will be divided into three classes, with each class to be elected in successive years for a term of three years. These factors and other provisions in our articles of incorporation could have the effect of delaying or preventing changes of control or in management.

     If we fail to meet Nasdaq’s listing requirements, we may be de-listed and our securities may then become illiquid. Our Common Stock, Redeemable Class A Warrants, Redeemable Class B Warrants and Units are quoted on The Nasdaq SmallCap Market. If in the future we fail to satisfy the Nasdaq requirements to maintain our listing on Nasdaq, our securities will likely be quoted in the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board. In addition, our securities would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our securities in the open market.

     Our financial results and the market price of our securities are subject to significant fluctuations, which may affect the price of our securities. Our quarterly results and the market price of our securities may be subject to significant fluctuations due to numerous factors, such as variations in our revenues, earnings and cash flow, the ability to meet market expectations, the availability of Product components, market acceptance, changes in price, terms or Product mix, changes in manufacturing costs or the introduction of new products by us or our competitors. Our inability to successfully market the CVProfilor® DO-2020 System will adversely affect our financial results which may have an adverse effect on the market price of our securities. We cannot assure you that we will ever generate significant revenues or that our revenues or net income will ever improve on a quarterly basis or that any improvements from quarter to quarter will be indicative of future performance. In addition, our expenses are based in part on expectations of future revenues. As a result, expenses may not match revenues on a quarterly basis, and a delay in future revenues would adversely affect our operating results. In addition, the stock markets have experienced significant price and volume fluctuations, resulting in change in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our securities.

Risks Related to Government Regulation and Legal Uncertainty

     Our business is subject to strict government regulation. Medical devices such as our CVProfilor® DO-2020 System are subject to strict regulation by state and federal authorities, including the Food and Drug Administration (“FDA”) and comparable authorities in certain states. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (“FDCA”) and related regulations, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

     FDA Regulation. The HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System is intended only for use in clinical research markets, and, therefore, we believe it does not require FDA clearance. The FDA could disagree with our interpretation of the regulations and require a 510(k) submission or PMA application which, if pursued, may involve a protracted submission process, may not be cleared or approved or, if so cleared or approved, may contain significant limitations on the intended uses for which the product is marketed.

     Even though the CVProfilor® DO-2020 System was cleared for marketing in the U.S., FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances if the CVProfilor® DO-2020 System fails to comply with regulatory standards or if we encounter unforeseen problems following initial marketing. Failure to receive future necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on our business, financial condition and results of operations.

     United States and foreign regulatory requirements. Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance may be subject to both FDA export permit requirements and, in some cases, general U.S. export regulations. In order to obtain an FDA export permit, we may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located. We cannot assure you that foreign regulatory clearances or approvals will be granted on a timely basis, if ever, or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory clearances or approvals.

     Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our Products will enable compliance with the regulations under HIPAA and with the final rule under HIPAA adopting standards for electronic healthcare transmissions and code sets to be used in those transmissions. However, we cannot assure you that we will be able to comply with the proposed regulations or final standards in a timely manner or at all. If any of our Products or the services associated with those products, are subject to those regulations, we may be required to incur additional expenses in order to comply with these requirements. We may not be able to comply with them in a timely manner or at all. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards. If we are unable to comply with regulations implementing HIPAA in a timely manner or at all, our marketing strategy, the sale of our products and our business could be harmed.

     Further, some state laws could restrict our ability to transfer patient information gathered from our Product. Such restrictions would decrease the value of our applications to our customers, which could materially harm our business. The confidentiality of patient records and the circumstances under which records may be released for inclusion in our CDMF databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. In addition to HIPAA, legislation governing the dissemination of medical record information has been proposed at the state level. This legislation may require holders of this information to implement security measures. Such legislation might require us to make substantial expenditures to implement such measures.

     Regulations extending to our contractors and customers. Our Company and the design and manufacturing vendors with whom we contract are subject to regulation by the FDA relating to the design and manufacture of the CVProfilor® DO-2020 System. This regulation includes, but is not limited to, required compliance with the FDA’s Quality System Regulation (“QSR”) and equivalent state and foreign regulations. Our failure, or the failure of any of these vendors, to comply with applicable regulations may subject us or one or more of the vendors, or the medical device designed and produced for and by us, to regulatory action. A regulatory action could threaten or cut off our source of supply or cause the FDA to order the removal of the CVProfilor® DO-2020 System from the market. While we believe we could locate and qualify other sources to design or manufacture necessary components, supply interruptions in the meantime may have a materially adverse effect on our business, financial condition and results of operations.

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

     If we fail to meet foreign regulatory requirements, we will not be able to compete internationally. As a part of our marketing strategy, we intend to pursue commercialization of our Product in international markets. Our Product will be subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We cannot assure you that we will be able to meet export requirements or obtain necessary foreign regulatory clearances or approvals for our Product on a timely basis or at all. The facilities and manner in which we operate and do business involve a specific quality system and approach which is presently ISO-9002, EN-46002 and ISO-13488 registered. Our Product has been extensively tested and is entitled to be UL Listed (that is, the CVProfilor® DO-2020 System) or display the CE Mark (that is, CE0123) for the CR-2000 Research System). The CR-2000 Research System conforms to European Council Directive 93/42/EEC regarding Medical Devices. In order to achieve market acceptance for the CVProfilor® MD-3000 System in Europe, we will need to seek and obtain the approval for its displaying the CE Mark. Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

     No cash dividends. We have never paid cash dividends and do not anticipate paying any cash dividends on our securities in the foreseeable future. We anticipate that profits, if any, received from operations will be devoted to our future operations.

ITEM 2. Properties

     Subsequent to June 30, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/St. Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. The term of the lease was from November 1, 1997 to October 31, 2000. Effective July 31, 2000, the term of this operating lease was extended for an additional thirty-six (36) months, thus expiring on October 31, 2003. The monthly gross rent, including basic operating expenses, is approximately $7,000. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3. Legal Proceedings

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2001.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our Common Stock began trading on The Nasdaq SmallCap Market on August 7, 1998 under the symbol “HDII.” Prior to that date, there was no established trading market for our Common Stock. As of September 7, 2001, we estimate that there were approximately 1,400 holders of our Common Stock.

     The following table sets forth, for the periods indicated, the high and low sales price information for our Common Stock as reported by The Nasdaq SmallCap Market.

	Sales Price

Period	High	Low

July 1, 1999 — September 30, 1999	$3.500	$2.125

October 1, 1999 — December 31, 1999	3.750	2.563

January 1, 2000 — March 31, 2000	7.750	2.313

April 1, 2000 — June 30, 2000	6.625	2.500

July 1, 2000 — September 30, 2000	8.438	5.875

October 1, 2000 — December 31, 2000	8.375	4.750

January 1, 2001 — March 31, 2001	6.922	3.625

April 1, 2001 — June 30, 2001	5.300	3.020

July 1, 2001 — September 7, 2001	6.840	5.060

     We have not declared any dividends to date and do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     None.

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

     We registered an offering amount of 2,587,500 units and 2,587,500 shares of Common Stock underlying the Redeemable Class A Warrants. Based on an offering price of $4.125 per unit and an exercise price of $5.50 per Redeemable Class A Warrant, the aggregate offering amount was $24,904,688. We sold 2,587,500 units, resulting in gross proceeds of $10,673,438.

     Total offering expenses were $1,485,024. These expenses consisted of: (i) $907,031 in underwriting discounts; (ii) $266,836 of expenses paid to the underwriter; (iii) $164,936 of legal and accounting fees; and (iv) $146,221 of printing and other expenses. Our net offering proceeds were $9,188,414, after deducting total expenses of the offering.

     The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through June 30, 2001:

Temporary investments (U.S. Government obligations/notes and U.S. Government money market funds; other short-term, high quality, interest-bearing instruments)	$419,231

Central Data Management Facility	318,194

Purchase of property and equipment	579,027

Selling, marketing and promotion	2,766,388

Wages, related expenses and benefits	2,638,663

Outside consultants	586,174

Inventory	1,880,737

$9,188,414

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System. Further, we intend to market a third version, the CVProfilor® MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, monitoring or determining treatment of patients). The CVProfilor® DO-2020 System, intended for use by United States physicians to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System and we expect the CVProfilor® DO-2020 System to generate the majority of our revenue in the future. In March 2001, a controlled rollout of the CVProfilor® DO-2020 System was begun in several key U.S. markets to validate pricing, marketing and reimbursement expectations prior to launching a nationwide campaign. This pilot launch ran though June 30, 2001. The CVProfilor® DO-2020 System is being marketed to internal medicine and primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management System (“CDMF”), we are able to telephonically track utilization of the CVProfilor® DO-2020 System in each physician’s clinic and to invoice our physician customers on the number of CardioVascular Profile Reports they generate in their clinics each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale) will allow us to accelerate the rate of Product acceptance in the medical marketplace and allow physician usage fees to eventually generate the majority of our revenue. The CVProfilor® MD-3000 System will provide physicians outside the United States with key cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease and in monitoring the effectiveness of treatment of patients with previously diagnosed cardiovascular disease. The CVProfilor® MD-3000 System requires that we obtain a CE Mark in order for it to be marketed inside the European Union and will require certain regulatory approval for it to be marketed in other countries throughout the world.

Results of Operations

     As of June 30, 2001, we had an accumulated deficit of ($11,238,353), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

     For the fiscal years ended June 30, 2001 and 2000, we recorded revenue of $2,047,304 and $423,490, respectively, relating to sales of the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System.

     Total cost and expenses for the fiscal year ended June 30, 2001 were $4,507,213 compared to $4,061,905 for the fiscal year ended June 30, 2000. Approximately 7% of the $4,507,213 and 11% of the $4,061,905 total cost and expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Fiscal Year Ended June 30

	2001	2000

Design and development of prototype devices and other enhancements and improvements	$191,927	$358,679

Recognized compensation cost for value of stock options granted in lieu of cash compensation	123,090	71,340

Total research and development expenses	$315,017	$430,019

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30

	2001	2000

Wages, related expenses and benefits	$1,020,124	$1,229,433

Patents and related expenses	72,136	75,157

Outside consultants	136,917	360,341

Rent-building, equipment and utilities	112,170	94,813

Insurance-general and directors/officers liability	55,343	49,211

Selling, marketing and promotion, including applicable wages	1,571,796	1,036,878

Depreciation and amortization	124,898	106,150

Royalties	61,419	12,705

Clinical trials (FDA)	—	66,811

Other-general and administrative	571,080	481,265

Total selling, general and administrative expenses	$3,725,883	$3,512,764

     Our number of employees increased from twelve as of June 30, 2000 to twenty-one as of June 30, 2001.

     Selling, marketing and promotion expense increased from $1,036,878 for the fiscal year ended June 30, 2000 to $1,571,796 for the fiscal year ended June 30, 2001. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.

     Interest income was $205,058 and $314,108 for the fiscal years ended June 30, 2001 and 2000, respectively.

     Net loss was $(2,254,851) and $(3,324,307) for the fiscal years ended June 30, 2001 and 2000, respectively. For the fiscal year ended June 30, 2001, basic and diluted net loss per share was $(.42), based on weighted average shares outstanding of 5,371,111. For the fiscal year ended June 30, 2000, basic and diluted net loss per share was $(.65), based on weighted average shares outstanding of 5,125,791.

Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $(133,681) for the fiscal year ended June 30, 2001. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(2,006,863); increase in inventory — $132,756; increase in accounts payable — $71,018; net cash used in investing activities — purchase of property and equipment — $175,764; net cash provided by financing activities — issuance of Common Stock-$2,100,363. For the fiscal year ended June 30, 2000, cash and cash equivalents had a net decrease of $(3,665,780). The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $(3,146,817); decrease in accounts receivable — $111,706; increase in inventory-$919,919; increase in accrued payroll and payroll taxes — $151,921; net cash provided by financing activities—issuance of Common Stock — $128,924.

     In July 1998, we completed our initial public offering (IPO) in which we sold 2,250,000 units at $4.125 per unit, each unit consisting of one share of Common Stock and one Redeemable Class A Warrant (the “Class A Warrants”). In August 1998, the underwriter exercised in full an overallotment option to purchase an additional 337,500 units. Total net proceeds from the IPO were $9,188,414. On January 23, 2001, we commenced an offering of up to 2,752,192 Redeemable Class B Warrants enabling holders to purchase one share of our $.01 par value Common Stock (the “Class B Warrants”). As an incentive to exercise our outstanding Class A Warrants, we offered the Class B Warrants to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. The offering period began January 23, 2001, and expired at 5:00 p.m. Central Time, March 26, 2001. We raised $1,964,371 (net of offering expenses of $73,062) in connection with the offering of the Class B Warrants and the exercise of 395,618 Class A Warrants at $5.15 per share of Common Stock and issued 395,618 Class B Warrants. On March 23, 2001, we announced that effective that day the exercise price of the Class B Warrants had been reduced from $9.00 to $5.85 per share of Common Stock issuable upon exercise of the Class B Warrant. The Class B Warrants expire on January 23, 2006. The Class B Warrants are redeemable by us for $.01 per Class B Warrant at any time the closing bid price of our Common Stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days, as reported by The Nasdaq SmallCap Market. The Class B Warrants were approved for listing by The Nasdaq SmallCap Market and began trading on March 7, 2001 under the symbol “HDIIZ”. As of June 30, 2001, we have cash and cash equivalents of $3,885,064, and anticipate that these funds and the anticipated revenue to be earned from placements of our CVProfilor® DO-2020 Systems should allow us to pursue the different elements of our business development strategy for at least the next 12 months. Our business plan and financing needs are subject to change depending on, among other things, market conditions, timing of our marketing efforts regarding the CVProfilor® DO-2020 System, business opportunities and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

     Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $12,136,351 from the exercise of the 2,356,573 Redeemable Class A Warrants currently outstanding. Each Redeemable Class A Warrant entitles the holder to purchase one share of our Common Stock at an exercise price of $5.15 per Warrant, subject to adjustment. The Redeemable Class A Warrants are subject to redemption by us for $.01 per Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Redeemable Class A Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Redeemable Class A Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

ITEM 7. Financial Statements

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2001 and 2000

Hypertension Diagnostics, Inc.

Financial Statements
Years Ended June 30, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Hypertension Diagnostics, Inc.

     We have audited the balance sheets of Hypertension Diagnostics, Inc. as of June 30, 2001 and 2000, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Minneapolis, Minnesota
August 8, 2001

Hypertension Diagnostics, Inc.

Balance Sheets

	June 30

	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$3,885,064	$4,018,745

Accounts receivable	46,017	71,022

Interest receivable	8,436	2,342

Inventory	1,298,178	1,295,416

Prepaid expenses	9,679	12,933

Total Current Assets	5,247,374	5,400,458

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	841,933	536,175

Less accumulated depreciation	(309,567)	(191,469)

	549,568	361,908

Patents, net of accumulated amortization of $35,205 and $28,405 at June 30, 2001 and 2000, respectively	10,200	17,000

Other Assets	6,730	6,730

Total Assets	$5,813,872	$5,786,096

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$238,797	$167,779

Accrued payroll and payroll taxes	192,593	250,277

Other accrued expenses	48,697	2,857

Total Current Liabilities	480,087	420,913

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none	—	—

Common Stock, $.01 par value:

Authorized shares—25,000,000

Issued and outstanding shares—5,684,329 and 5,173,697 at June 30, 2001 and 2000, respectively	56,843	51,737

Additional paid-in capital	16,527,165	14,211,307

Deferred compensation	(11,870)	(83,210)

Accumulated deficit	(11,238,353)	(8,814,651)

Total Shareholders’ Equity	5,333,785	5,365,183

Total Liabilities and Shareholders’ Equity	$5,813,872	$5,786,096

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30

	2001	2000

Revenue:

Equipment sales	$2,047,304	$423,490

Cost and Expenses:

Cost of equipment sales	466,313	119,122

Research and development	315,017	430,019

Selling, general and administrative	3,725,883	3,512,764

Total Cost and Expenses	4,507,213	4,061,905

Operating Loss	(2,459,909)	(3,638,415)

Other Income:

Interest income	205,058	314,108

Net Loss	$(2,254,851)	$(3,324,307)

Basic and Diluted Net Loss per Share	$(.42)	$(.65)

Weighted Average Shares Outstanding	5,371,111	5,125,791

See accompanying notes.

Hypertension Diagnostics, Inc.

Statement of Shareholders’ Equity

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at June 30, 1999	5,109,235	$51,092	$14,083,028	$(154,550)	$(5,490,344)	$8,489,226
Amortization of deferred compensation	—	—	—	71,340	—	71,340

Stock warrants exercised	64,462	645	128,279	—	—	128,924

Net loss	—	—	—	—	(3,324,307)	(3,324,307)

Balance at June 30, 2000	5,173,697	51,737	14,211,307	(83,210)	(8,814,651)	5,365,183

Value of stock options granted in lieu of cash compensation	—	—	51,750	—	—	51,750

Amortization of deferred compensation	—	—	—	71,340	—	71,340

Stock options exercised	50,518	505	123,524	—	—	124,029

Class A Redeemable Warrants exercised, net of expenses of $73,062	396,669	3,967	1,966,184	—	—	1,970,151

Stock warrants exercised	63,445	634	174,400	—	(168,851)	6,183

Net loss	—	—	—	—	(2,254,851)	(2,254,851)

Balance at June 30, 2001	5,684,329	$56,843	$16,527,165	$(11,870)	$(11,238,353)	$5,333,785

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Year Ended June 30

	2001	2000

Operating Activities:

Net loss	$(2,254,851)	$(3,324,307)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options granted in lieu of cash compensation	123,090	71,340

Depreciation	118,098	99,350

Amortization	6,800	6,800

Change in operating assets and liabilities:

Accounts receivable	25,005	111,706

Interest receivable	(6,094)	47,411

Inventory	(132,756)	(919,919)

Prepaid expenses	3,254	(8,213)

Accounts payable	71,018	54,382

Accrued payroll and payroll taxes	(57,684)	151,921

Other accrued expenses	45,840	(7,999)

Net cash used in operating activities	(2,058,280)	(3,717,528)

Investing Activities:

Purchase of property and equipment	(175,764)	(77,176)

Net cash used in investing activities	(175,764)	(77,176)

Financing Activities:

Issuance of Common Stock	2,100,363	128,924

Net cash provided by financing activities	2,100,363	128,924

Net decrease in cash and cash equivalents	(133,681)	(3,665,780)

Cash and cash equivalents at beginning of period	4,018,745	7,684,525

Cash and cash equivalents at end of period	$3,885,064	$4,018,745

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements
June 30, 2001

1. Organization and Significant Accounting Policies

Description of Business

     Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. Prior to October 1, 2000, the Company was considered to be a development stage company.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2001 and 2000, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

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

Revenue Recognition

     Revenue is recognized at the time the product is shipped. Shipping and handling costs are included as cost of equipment sales.

Research and Development Costs

     All research and development costs are charged to expense as incurred.

Income Taxes

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Hypertension Diagnostics, Inc.

Notes to Financial Statements (Continued)
June 30, 2001

1. Organization and Significant Accounting Policies (Continued)

Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

Net Loss Per Share

     Under Financial Accounting Standards Board Statement No. 128, “Earnings per Share,” basic earnings per share is based on the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share as presented is the same as basic net loss per share as the effect of outstanding options, warrants and convertible securities is antidilutive.

Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (FASB 123), but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2. Income Taxes

     At June 30, 2001, the Company has net operating loss carryforwards totaling approximately $10,302,000 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

2010	$548,000

2011	364,000

2012	772,000

2013	1,109,000

2019	2,124,000

2020	3,253,000

2021	2,132,000

$10,302,000

     Components of deferred tax assets are as follows:

	June 30

	2001	2000

Loss carryforwards	$4,121,000	$3,268,000

Less valuation allowance	(4,121,000)	(3,268,000)

Net deferred tax assets	$—	$—

Hypertension Diagnostics, Inc.

Notes to Financial Statements (Continued)
June 30, 2001

3. Shareholders’ Equity

     In July and August 1998, the Company issued 2,587,500 units, each unit consisting of one share of Common Stock and one Redeemable Class A Warrant (the “Class A Warrant”) which entitles the holder to purchase one share at an exercise price of $5.50 per share, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice must precede redemption by 30 days and must be sent within 10 business days of the 14 consecutive trading day period. Effective January 23, 2001, the Company reduced the exercise price of the Class A Warrant from $5.50 to $5.15 per share of Common Stock. The reduction in exercise price will continue until the expiration of the Class A Warrants on July 22, 2002.

     In March 2000, 64,462 placement warrants for the purchase of shares of Common Stock were exercised at $2.00 per share resulting in proceeds to the Company of $128,924.

     During the fiscal year ended June 30, 2001, 396,669 Class A Warrants were exercised resulting in net proceeds to the Company of $1,970,151. Of these net proceeds, $1,964,371 were a result of the Company’s offering of Redeemable Class B Warrants (the “Class B Warrant”) to those holders of the Class A Warrants who properly exercised a Class A Warrant during the offering period of January 23, 2001 through March 26, 2001. 395,618 Class A Warrants were exercised at $5.15 per share of Common Stock and, accordingly, 395,618 Class B Warrants were issued. The Class B Warrants have an exercise price of $5.85 per share of Common Stock and are subject to redemption by the Company for $.01 per Warrant provided that the closing bid price of the Common Stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days. The Class B Warrants expire on January 23, 2006.

     During the fiscal year ended June 30, 2001, certain private placement warrants and underwriter’s warrants were exercised resulting in proceeds to the Company of $6,183.

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

Hypertension Diagnostics, Inc.

Notes to Financial Statements (Continued)
June 30, 2001

4. Stock Options and Warrants (Continued)

     A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 1999	6,400	383,600	$2.30

Granted	(35,000)	35,000	3.61

Canceled/forfeited	37,100	(37,100)	3.18

Balance at June 30, 2000	8,500	381,500	2.33

Granted	(9,900)	9,900	5.86

Exercised	—	(7,500)	2.97

Canceled/forfeited	1,500	(1,500)	2.69

Balance at June 30, 2001	100	382,400	2.41

     At June 30, 2001, there were 382,400 options outstanding having exercise prices between $2.00 and $7.31 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of six years. The number of options exercisable as of June 30, 2001 and 2000 were 225,300 and 173,225, respectively, at weighted average exercise prices of $2.34 and $2.29 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the years ended June 30, 2001 and 2000 was $3.25 and $2.83 per share, respectively.

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

Hypertension Diagnostics, Inc.

Notes to Financial Statements (Continued)
June 30, 2001

4. Stock Options and Warrants (Continued)

     A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 1999	500,000	250,000	$3.21

Granted	(118,980)	118,980	3.92

Canceled/forfeited	50,000	(50,000)	2.90

Balance at June 30, 2000	431,020	318,980	3.52

Granted	(353,200)	353,200	4.85

Exercised	—	(19,000)	2.97

Canceled/forfeited	38,500	(38,500)	2.94

Balance at June 30, 2001	116,320	614,680	4.34

     At June 30, 2001, there were 614,680 options outstanding having exercise prices between $2.81 and $6.50 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of three years. The number of options exercisable as of June 30, 2001 and 2000 were 326,887 and 210,327, respectively, at weighted average exercise prices of $3.94 and $3.38 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 2001 and 2000 was $2.66 and $3.07 per share, respectively.

     At June 30, 2001, the Company had also granted a total of 1,111,257 options outside the 1995 Option Plan and the 1998 Option Plan. These options all have exercise prices between $1.70 and $3.70 and a weighted average remaining contractual life of four years. The number of non-Plan options exercisable at June 30, 2001 and 2000 were 1,111,257 and 1,110,275, respectively, at weighted average exercise prices of $1.80 and $1.76, respectively. The weighted average fair value of non-Plan options granted during the year ended June 30, 2001 was $2.07 per share. There were no non-Plan options granted during the year ended June 30, 2000.

     For the years ended June 30, 2001 and 2000, the Company recognized expense of $123,090 and $71,340, respectively, related to the granting of options for consulting services provided to the Company.

     Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal 2000 and fiscal 2001 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility

June 30, 2001	5.5%	None	5 years	.586

June 30, 2000	6.0%	None	5 years	.663

Hypertension Diagnostics, Inc.

Notes to Financial Statements (Continued)
June 30, 2001

4. Stock Options and Warrants (Continued)

     The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with FASB 123, the net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts for the years ended June 30, 2001 and 2000:

	Year Ended June 30

	2001	2000

Net Loss:

As Reported	$(2,254,851)	$(3,324,307)

Pro Forma	(2,543,711)	(3,519,470)

Basic and Diluted Net Loss per Share:

As reported	$(0.42)	$(0.65)

Pro forma	(0.47)	(0.69)

Warrants

     In connection with private equity offerings, the Company issued warrants to placement agents to purchase 50,000 shares of Common Stock at an exercise price of $4.95 per share. These warrants expire in February and March of 2004.

     In connection with the Company’s initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit. Each unit consists of one share of Common Stock and one Redeemable Class A Warrant, exercisable at a purchase price of $5.50 per share, at any time prior to July 22, 2002. Effective January 23, 2001, the Company reduced the exercise price of the Redeemable Class A Warrant from $5.50 to $5.15 per share of Common Stock.

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

Hypertension Diagnostics, Inc.

Notes to Financial Statements (Continued)
June 30, 2001

6. Commitments

     Subsequent to June 30, 1997, the Company entered into a noncancelable operating lease agreement for office/warehouse space. The term of the lease was from November 1, 1997 to October 31, 2000. Prior to entering into this lease agreement, the Company had utilized office space of its founders and officers for which it paid no rent. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, expiring October 31, 2003. Rent expense was $102,141 and $94,813 in fiscal years 2001 and 2000, respectively.

     The following is a schedule of future minimum lease payments due as of June 30, 2001:

Year ending June 30:

2002	$86,205

2003	87,942

2004	28,427

$202,574

7. Employment Agreements and Consulting Agreements

     The Company has entered into employment agreements with its officers and a consulting agreement with one member of the Board of Directors. The agreements call for salaries or consulting fees to be paid in cash and/or stock options. The employment agreements terminate at various times.

8. Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter

June 30, 2001
Revenue	$449	$1,204	$303	$91

Net Income (Loss)	(347)	1	(757)	(1,152)

Basic and Diluted
Net Income (Loss) per Share	(.07)	.00	(.14)	(.20)

June 30, 2000

Revenue	$72	$57	$165	$129

Net (Loss)	(669)	(959)	(716)	(980)

Basic and Diluted Net (Loss) per Share	(.13)	(.19)	(.14)	(.19)

9. Subsequent Event

     In July 2001, the Company entered into an agreement for investor communications and public relations consulting services with a third party. In consideration for the consulting services provided, the Company issued 200,000 shares of Common Stock with a fair market value of $6.02 per share on the date of issuance and warrants to purchase 300,000 shares of Common Stock. Under the warrants agreement, the third party can purchase 100,000 shares of Common Stock at $5.00 per share, 100,000 shares at $7.50 per share and 100,000 shares at $10.00 per share. The warrants agreement expires in July 2004. The Company has determined the fair value of the agreement to be $2.1 million, which will be expensed as services are provided.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following table provides information about our current directors, executive officers and key consultant:

Name	Age	Position	Director Since

Kenneth W. Brimmer(1)(2)	46	Chairman of the Board of Directors	1995

Greg H. Guettler	47	President and Director	1997

Charles F. Chesney, D.V.M., Ph.D., R.A.C.	58	Executive Vice President,
		Corporate Secretary, Chief Technology
		Officer and Director	1988

James S. Murphy	57	Senior Vice President, Finance and
		Administration and Chief
		Financial Officer	—

E. Paul Maloney	48	Vice President - Engineering	—

Jay N. Cohn, M.D.(1)	71	Chief Medical Consultant,
		Chairman of the Scientific and
		Clinical Advisory Board and Director	1988

Melville R. Bois(1)(2)	55	Director	1995

Stanley M. Finkelstein, Ph.D	60	Chief Technical Consultant	—

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

     Kenneth W. Brimmer - Mr. Brimmer was elected to our Board of Directors in November 1995, and was elected Chairman by our Board on June 5, 2000, replacing Melville R. Bois. Mr. Brimmer presently serves as Chairman, CEO and Director of Active IQ Technologies, Inc. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception during 1995. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997, serving as Special Assistant to the Chairman and CEO, Mr. Lyle Berman. Mr. Brimmer currently serves on the board of directors of Rainforest Cafe, Inc., a wholly-owned subsidiary of Landry’s Restaurants, Inc., New Horizons Kid Quest, Inc., and Oxboro Medical, Inc., where he is also Chairman.

     Greg H. Guettler - Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 20 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, Mr. Guettler was a senior manager at Universal Hospital Services, Inc. (“UHS”), a nationwide provider of medical devices and “per-use” device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS’s alternate care business unit and the nationwide distribution of new medical products, and as

Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory, sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).

     Charles F. Chesney, D.V.M., Ph.D., R.A.C. - Dr. Chesney served as our President and Chief Executive Officer from our inception in 1988 until January 1, 1996, when he became our Executive Vice President and Chief Technology Officer. He has been a member of our Board of Directors since its inception in July 1988 and has been our Corporate Secretary since December 1988. From 1978 until 1997, Dr. Chesney was a consultant to P-T Consulting Associates, Inc., a biomedical research, product development and consulting firm, which he owns. From 1984 to 1987, Dr. Chesney was employed by the 3M Company as Research and Development Manager for 3M/Riker Laboratories in its Pharmaceutical and Health Care Divisions. Dr. Chesney is the founder of and provided the management for a software systems firm which offers data base management systems to large drug and chemical companies. For many years he was employed by pharmaceutical firms in the field of drug safety and regulatory toxicology and pathology. He is the author of more than 35 scientific publications in the field of medical pathology, toxicology and cardiovascular physiology. Dr. Chesney is a member of more than 30 professional societies and has been engaged in new product research and development in the pharmaceutical, medical device and bio-technology industries since 1974. During 1991, Dr. Chesney became “Board Certified” in regulatory affairs by the Certification Board of the Regulatory Affairs Professional Society. Dr. Chesney holds the degree of Doctor of Veterinary Medicine from the University of Minnesota (1970) and a Ph.D. in Medical Pathology with a minor in Cardiovascular Physiology from the University of Wisconsin-Madison (1973).

     James S. Murphy - Mr. Murphy joined us as Vice President of Finance and Chief Financial Officer during May 1996. In March 2000, his title was changed to Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, he was a tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently named Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy is a member of the American Institute of Certified Public Accountants as well as the Minnesota Society of CPAs. He holds a Bachelor of Science degree from Saint John’s University in Collegeville, Minnesota (1966) and a Master of Business Administration degree (M.B.A.) from the University of Minnesota (1968).

     E. Paul Maloney - Mr. Maloney joined us during April 2001 as Vice President — Engineering. Previously, Mr. Maloney was President, Chief Engineer and owner of Solutions Engineering, Inc. (“SEI”), a product design and development firm serving the medical device industry. SEI was founded in 1991, and was responsible for developing several medical products for its U.S. and European clients including drug delivery systems, blood gas monitors, blood flow monitors, electro-surgical devices, web enabled ECG monitors and gene therapy systems. Prior to founding SEI, Mr. Maloney was Director of Engineering and then Vice President of Vasamedics, Inc. (1988-1990) where he was engaged in developing a new laser doppler device, and he was Team Leader for Nicolet Phoenix/Nicolet Instrument, Inc. (1986-1988) where he participated in the design and development of the first digital hearing aid. He was a Staff Engineer and subsequently an Engineering Manager of the Medical Division for TSI, Inc. (1983-1986) and an Electronics Engineer at Honeywell Avionics, Inc. in Minneapolis (1979-1983). Mr. Maloney holds a Bachelor of Science degree in Electronics Engineering from the Institute of Technology at the University of Minnesota (1979).

     Jay N. Cohn, M.D. - Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and he was Head of its Cardiovascular Division from 1974 through 1997. Dr. Cohn discovered that arterial elasticity indices could be determined from blood pressure waveforms in the late 1970’s and he is a co-inventor of the pulse contour analysis technology used in our CardioVascular Profiling System Products. Dr. Cohn is our Chief Medical Consultant and has been a consultant to several pharmaceutical firms both in the U.S. and overseas. He became the Chairman of our Scientific and Clinical Advisory Board during 1996. Dr. Cohn is the immediate past President of the International Society of Hypertension, past President of the American Society of Hypertension and is a member of the editorial boards of about 12 professional journals and belongs to some 17 professional societies. Since 1959, Dr. Cohn has authored more than 500 scientific articles and is the co-editor of a textbook of cardiovascular medicine. Dr. Cohn received his M.D. degree from Cornell University (1956).

     Melville R. Bois - Mr. Bois was elected to our Board of Directors in November 1995 and was elected our Chairman during 1997. On June 5, 2000, Mr. Bois resigned as our Chairman but remains as a Director. From January 1996 until September 1997, he was our President and Chief Executive Officer. For more than 30 years, Mr. Bois has been employed by title insurance and financial companies. In 1979, he founded and was the owner of Universal Title Insurance Company which became Universal Title and

Financial Corporation during 1984 with Mr. Bois continuing as its President. Universal Title and Financial Corporation is a private holding company which is engaged in commercial real estate and related records and data management. Mr. Bois has been and is presently a member of the board of directors of several companies, including Hilex Corporation and Grand Forks Abstract Company. Since 1988, he has been the owner and President of the Bois Family Foundation, a charitable organization.

     Stanley M. Finkelstein, Ph.D. - Dr. Finkelstein is our Chief Technical Consultant. Dr. Finkelstein has been employed by the University of Minnesota since 1977, and is a Professor of Laboratory Medicine and Pathology in the Medical School. He has also been Associate Director of the Division of Health Computer Sciences within the Department of Laboratory Medicine and Pathology since 1982 and is currently the Director of Graduate Studies for Biomedical Engineering. Dr. Finkelstein is the author more than 100 scientific articles in professional journals and technical conference proceedings on subjects relating to arterial vascular compliance, pulmonary disease, medical informatics and data management. He has also presented data and information related to these subjects at more than 100 conferences and technical meetings. Dr. Finkelstein is a co-inventor of the technology used in our CardioVascular Profiling System Products. Dr. Finkelstein earned his Ph.D. in Electrical Engineering and Systems Science Bioengineering from the Polytechnic Institute of Brooklyn, located in Brooklyn, New York (1969).

Scientific and Clinical Advisory Board

     In order to provide us with a wide range of scientific and clinical advice, our Board of Directors appointed Dr. Jay N. Cohn to become the Chairman for an Advisory Board of cardiovascular experts. The Scientific and Clinical Advisory Board meets once or twice yearly and serves to provide us with advice regarding advances in the field of arterial elasticity and to review results and new developments associated with our technology. Under some circumstances, members of the Scientific and Clinical Advisory Board may be asked to test our products in their own laboratories:

•	Hans R. Brunner, M.D. — Professor of Medicine, Division of Hypertension and Vascular Medicine, Centre Hospitalier Universitaire Vaudois (CHUV), Department of Medicine, University of Lausanne, Lausanne, Switzerland.

•	Jay N. Cohn, M.D.— Professor of Medicine, Cardiovascular Division, University of Minnesota Medical School, Minneapolis, Minnesota.

•	Daniel Duprez, M.D., Ph.D. — Professor of Medicine, Department of Cardiovascular Diseases, The University Hospital, UZ-Gent, University of Gent, Gent, Belgium.

•	Thomas D. Giles, M.D. — Professor of Medicine, Director of Program in Hypertension and Heart Failure, Director of Cardiovascular Research, Department of Medicine, Louisiana State University Medical Center, New Orleans, Louisiana.

•	Stevo Julius, M.D., Sc.D.— Professor of Medicine and Physiology, Division of Hypertension, University of Michigan Medical Center, Ann Arbor, Michigan.

•	Giuseppe Mancia, M.D. — Professor of Medicine, Head of First Division of Medicine at the San Gerardo Hospital and Chairman of the Department of Internal Medicine at the University of Milan School of Medicine, Vice President of the Scientific Council of the European Societies of Hypertension, Milan, Italy.

•	Karl-Heinz Rahn, M.D.— Professor of Medicine and Chairman, Department of Medicine, University of Muenster, Muenster, Germany.

•	Lawrence M. Resnick, M.D. — Professor of Medicine, Cornell University Medical Center, New York Presbyterian Hospital, New York, New York.

•	Michel E. Safar, M.D. — Professor of Medicine, Chief of the Department of Internal Medicine and Hypertension Research Center, Hospital Broussais, Director of Research National Institute, Centre de Diagnostics, Paris, France.

•	Marc A. Silver, M.D., F.A.C.P., F.A.C.C. — Professor of Medicine, Director of Heart Failure Institute, Director of Cardiovascular Disease Fellowship Program, Christ Hospital and Medical Center, Oak Lawn, Illinois.

•	Michael A. Weber, M.D. — Professor of Medicine, State University of New York, Health Science Center, Brooklyn, New York, New York; Past President of the American Society of Hypertension.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) under the Securities Exchange Act of 1934, our executive officers, directors and 10% shareholders (insiders) are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in our Common Stock. To our knowledge, all insiders made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2001, except for a Form 4 filing by Messrs. Brimmer and Guettler in connection with their exercise of Class A Warrants and their acquisition of Class B Warrants in March 2001.

ITEM 10. Executive Compensation

     The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Greg H. Guettler, our President and our only other executive officers whose total cash compensation exceeded $100,000 (the “Named Executive Officers”) in fiscal year 2001.

Summary Compensation Table

				Long-Term
				Compensation

		Annual Compensation		Awards
	Fiscal Year			Securities	All Other
Name and Principal Position	Ended June 30	Salary	Bonus	Underlying Options	Compensation

Greg H. Guettler	2001	$150,113	$21,932	30,000	—

President	2000	140,400	13,868	25,428	—

	1999	132,423	25,200	5,000	—

Charles F. Chesney	2001	148,562	20,872	30,000	—

Executive Vice President, Secretary	2000	136,827	14,929	25,428	—

and Chief Technology Officer	1999	111,646	20,160	5,000	—

James S. Murphy	2001	140,160	20,800	30,000	—

Senior Vice President, Finance and	2000	127,839	12,300	23,124	—

Administration and	1999	107,905	20,020	5,000	—

Chief Financial Officer

     The following table provides information about each stock option grant made during the fiscal year ended June 30, 2001 to the Named Executive Officers.

Option Grants In Fiscal Year 2001

	Number of Securities	Percent of Total Options
	Underlying Options	Granted to Employees in	Exercise or Base
Name	Granted	Fiscal Year	Price ($/Share)	Expiration Date

Greg H. Guettler	30,000	9.7%	$5.50/share	12/14/2010

Charles F. Chesney	30,000	9.7%	$5.50/share	12/14/2010

James S. Murphy	30,000	9.7%	$5.50/share	12/14/2010

     The following table summarizes stock option exercises during the fiscal year ended June 30, 2001 and the total number of options held at the end of fiscal year 2001 by the Named Executive Officers.

Aggregated Option Exercises in Fiscal Year 2001 and
Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at June 30, 2001		Options at June 30, 2001(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Greg H. Guettler	—	—	97,952	106,476	$224,366	$243,833

Charles F. Chesney	—	—	289,998	67,476	876,720	124,883

James S. Murphy	—	—	105,416	27,708	250,741	5,396

(1)	The values have been calculated based on the closing bid price for our Common Stock as of June 29, 2001 (before payment of applicable income taxes).

Employment Agreements

     On December 22, 1999, we entered into employment agreements with Charles F. Chesney, Greg H. Guettler and James S. Murphy, each with a two (2) year term. Charles F. Chesney serves as our Executive Vice President, Chief Technology Officer and Secretary and receives a base salary of $152,113. Greg H. Guettler serves as our President and receives a base salary of $152,113. James S. Murphy serves as our Senior Vice President, Finance and Administration and Chief Financial Officer and receives a base salary of $140,160. The agreements provide for increases to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our Common Stock. Further, each of the agreements has non-compete and confidentiality provisions which prohibit the employee from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement is terminated without cause before the two-year term is expired, we are obligated to continue making base salary payments until the expiration of the agreement or for a period of one (1) year, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we are obligated to pay a severance payment based upon the base salary.

     The employment agreements of Messrs. Murphy and Guettler have expired by their terms and therefore, such employees are employed at-will by us. However, the Company and such individuals are presently negotiating the terms of their respective employment agreements.

     On March 28, 2001, we entered into an employment agreement with E. Paul Maloney with a two (2) year term. Pursuant to the agreement, Mr. Maloney serves as our Vice President — Engineering with a base salary of $140,000. The agreement provides for increases in base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive options to purchase our Common Stock. The agreement contains non-compete and confidentiality provisions which prohibit Mr. Maloney from disclosing our confidential information and competing with us or soliciting our employees for a period of one year after the termination of his employment with us. If the agreement is terminated without cause before the two-year period expires, we are obligated to continue making base salary payments until the expiration of the agreement or for a period of one year, whichever is less. Upon a change of control which leads to termination of employment for reasons other than "for cause" or "good reason," we are obligated to pay a severance payment based upon the salary.

Director Compensation

     Members of the Board of Directors receive no cash compensation for such service. We have established, for our future non-employee directors, an option-based compensation policy providing that each newly appointed or elected non-employee director will be granted a ten-year option, vesting over four years, for 20,000 shares of our Common Stock, exercisable at the fair market value of such stock on the date of grant of the option. In addition, each such non-employee director will be granted an additional option for 3,000 shares of our Common Stock at the end of each year of service, vested as of the date of grant, for a ten-year term exercisable at the fair market value of the Common Stock on the date of grant. Also, the Chairman of the Board of Directors will be granted an additional option for 1,000 shares of our Common Stock at the end of each year of service, vested as of the date of grant, for a ten-year term exercisable at the fair market value of the Common Stock on the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table presents, as of September 7, 2001, certain information regarding beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, MN 55121.

	Shares Beneficially Owned
				Percentage
		Shares Acquirable		Beneficially
Name of Beneficial Owner	Shares	within 60 Days(1)	Total	Owned

Greg H. Guettler	25,000	119,952	144,952	2.4%

Charles F. Chesney, D.V.M., Ph.D., R.A.C.	53,000	298,998	351,998	5.7%

James S. Murphy	50,000	105,416	155,416	2.6%

E. Paul Maloney	500	12,000	12,500	*

Jay N. Cohn, M.D.	74,174	463,211	537,385	8.5%

Melville R. Bois	25,000	62,500	87,500	1.5%

Kenneth W. Brimmer	54,500	77,500	132,000	2.2%

Stanley M. Finkelstein, Ph.D. Health Informatics Division Box 609 UMHC, 420 Delaware St. S.E., Minneapolis, Minnesota 55455	54,383	257,688	312,071	5.1%

Wayne W. Mills (2) 5020 Blake Rd. S Edina, MN 55436	375,000	125,000	500,000	8.3%

Anthony D. Altavilla, Jens Dalsgaard and Jeff Lamberson, as group (3) 81 Throckmorton Avenue, Suite 201 Mill Valley, CA 94941	200,000	300,000	500,000	8.1%

All Officers and Directors as a Group (7 persons)	282,174	1,139,577	1,421,751	20.2%

*	Less than 1%.

(1)	Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Based on an Amendment No. 1 to Schedule 13G filed on behalf of Mr. Mills on February 12, 2001.

(3)	Based on issuances by the Company pursuant to that certain Consulting Agreement dated July 9, 2001. Messrs. Altavilla, Dalsgaard and Lamberson have advised the Company that they do not consider themselves to be a "group," as that term is defined by Section 13(d)(3) of the Securities Exchange Act of 1934. See Item 12. Certain Relationships and Related Transactions.

ITEM 12. Certain Relationships and Related Transactions

     On October 30, 1995, we entered into a four-year consulting agreement with Stanley M. Finkelstein, Ph.D., one of the founders of our Company and currently our Chief Technical Consultant. The agreement was cancellable for any reason by either us or Dr. Finkelstein upon 60 days prior notice. Under the terms of the agreement, we agreed to grant Dr. Finkelstein nonqualified stock options to purchase 297,688 shares of Common Stock, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as technical liaison and spokesman for our arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of our Products. All of the shares underlying these options have been fully vested. Dr. Finkelstein is entitled to certain registration rights with respect to the shares underlying these options.

     On October 30, 1995, we entered into a four-year consulting agreement with Jay N. Cohn, M.D., a member of our Board of Directors. Dr. Cohn is also one of our founders and serves as our Chief Medical Consultant and Chairman of our Scientific and Clinical Advisory Board. The agreement was cancellable for any reason by either us or Dr. Cohn upon 60 days prior notice. Under the terms of the agreement, we agreed to grant Dr. Cohn nonqualified stock options to purchase 449,265 shares, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as clinical liaison and spokesman for our arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of our Products. All of the shares underlying these options have been fully vested.

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

     On February 19, 1999, we granted Mr. Kenneth W. Brimmer an option to purchase 10,000 shares of our Common Stock at $2.81 per share for extraordinary efforts during our initial public offering.

     On April 16, 1999, we entered into an employment agreement with Dennis L. Sellke with a two year term. Under that agreement, Dennis L. Sellke was to serve as our Chief Executive Officer and receive a base salary of $160,000. The agreement provided for increases to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our Common Stock. Further, the agreement had non-compete and confidentiality provisions which prohibit Mr. Sellke from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement were terminated without cause before the two-year term is expired, we would be obligated to continue making base salary payments until the expiration of the agreement or for a period of one year, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we would be obligated to pay a severance payment based upon the base salary. Mr. Sellke ceased serving as our Chief Executive Officer effective April 21, 2000.

     On April 12, 2001, we granted Mr. Kenneth W. Brimmer, our Chairman of the Board of Directors, an option to purchase 25,000 shares of our Common Stock at $3.70 per share for his recent and future assistance with our marketing efforts.

     On June 11, 2001, we entered into an employment agreement with Ronald J. Cacicia with a one year term. Under that agreement, Mr. Cacicia was to serve as our Vice President — Sales and Marketing and receive a base salary of $120,000. The agreement provided for increases to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our Common Stock. Further, the agreement had non-compete and confidentiality provisions which prohibit Mr. Cacicia from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement were terminated without cause before the two-year terms is expired, we would be obligated to continue making base salary payments until the expiration of the agreement or for a period of six months, whichever is less. Upon a change of control which leads to termination of employment for reasons other than "for cause" or "good reason," we would be obligated to pay a severance payment based upon the base salary. Mr. Cacicia ceased serving as our Vice President — Sales and Marketing effective August 15, 2001.

     On July 19, 2001, we entered into a Consulting Agreement with Redwood Consulting, LLC under which Redwood Consulting, LLC agreed to provide us with certain investor communications and public relations services. In consideration for these services and upon the execution of the Consulting Agreement, we issued 200,000 shares of our Common Stock and issued warrants for the purchase of 300,000 shares of our Common Stock. Of the 300,000 shares acquirable upon exercise of the warrants, 100,000 shares are acquirable at an exercise price of $5.00 per share, 100,000 shares are acquirable at an exercise price of $7.50 per share and the remaining 100,000 shares are acquirable at an exercise price of $10.00 per share. We believe the fair value of the agreement to be $2.1 million. These securities were issued directly to The Anthony D. and Leslie T. Altavilla Revocable Trust, UTA 03/06/2001, Jens Dalsgaard and Jeff Lamberson. Messrs. Anthony D. Altavilla and Jens Dalsgaard are members of Redwood Consulting, LLC.

     Our management believes that the terms of these transactions are no less favorable to us than would have been obtained from a nonaffiliated third party for similar services. Any future transactions between us and any of our officers, directors or affiliates will be on terms no less favorable to us than could be obtained from unaffiliated third parties. All future material affiliated transactions must be approved by a majority of the disinterested non-employee directors of our Board of Directors.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	—	Articles of Incorporation (1)

3.2	—	Bylaws (1)

3.3	—	Articles of Amendment to Articles of Incorporation, dated June 2, 1998 (1)

4.1	—	Specimen of Common Stock Certificate (1)

4.2	—	Form of Redeemable Class A Warrant Agreement (1)

4.3	—	Specimen of Redeemable Class A Warrant Certificate (1)

4.4	—	Specimen of Unit Certificate (1)

4.5	—	Amendment No. 1 to the Redeemable Class A Warrant Agreement, dated as of January 23, 2001, by and between the Company and Firstar Bank, N.A.(5)

4.6	—	Redeemable Class B Warrant Agreement, dated as of January 4, 2001 by and between the Company and Firstar Bank, N.A. (6)

4.7	—	Amendment No. 1 to the Redeemable Class B Warrant Agreement, dated as of March 13, 2001, by and between the Company and Firstar Bank, N.A. (7)

4.8	—	Specimen of Redeemable Class B Warrant Certificate (6)

10.1	—	1995 Long-Term Incentive and Stock Option Plan (1)#

10.2	—	1998 Stock Option Plan (1)#

10.3	—	Form of Stock Option Agreement for 1998 Stock Option Plan (1)#

10.4	—	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1988 (1)

10.5	—	Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the Company, dated October 30, 1995 (1)#

10.6	—	Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30, 1995 (1)#

10.7	—	Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company dated effective August 31, 1998 (2)#

10.8	—	Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated October 30, 1995 (1)

10.9	—	Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996 (1)#

10.10	—	Office Lease Agreement, dated as of October 24, 1997 (1)

10.11	—	Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15, 1997. (1)

10.12	—	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998. (1)

10.13	—	April 16, 1999, Amendment to Employment Agreement of Charles F. Chesney, D.V.M., Ph.D., R.A.C. (3) #

10.17	—	Employment Agreement between Dennis L. Sellke and the Company, dated December 22, 1999 (4) #

10.18	—	Employment Agreement between Charles F. Chesney, D.V.M and the Company, dated December 22, 1999 (4) #

10.19	—	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999 (4) #

10.20	—	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999 (4) #

10.21	—	First Amendment to Office Lease Agreement, dated as of July 31, 2000

10.22	—	Employment Agreement between E. Paul Maloney and the Company, dated March 28, 2001 #

23.1	—	Consent of Independent Auditors

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, File No. 333-53025 as filed on May 19, 1998.

(2)	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1998.

(3)	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended June 30, 1999.

(4)	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended December 31, 1999.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2001.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-53200 as filed on January 4, 2001 and as subsequently amended.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 13, 2001.

#	Executive compensation plans and arrangements.

(b) Reports on Form 8-K

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

/s/ GREG H. GUETTLER GREG H. GUETTLER, President (Principal executive officer)

Dated: September 28,  2001

     In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28,  2001.

     Each person whose signature appears below constitutes and appoints Greg H. Guettler and Kenneth W. Brimmer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ KENNETH W. BRIMMER	Chairman of the Board of Directors

Kenneth W. Brimmer

/s/ GREG H. GUETTLER	President and Director

Greg H. Guettler	(Principal executive officer)

/s/ CHARLES F. CHESNEY	Executive Vice President, Secretary, Chief

Charles F. Chesney, D.V.M., Ph.D., R.A.C.	Technology Officer and Director

/s/ JAMES S. MURPHY	Senior Vice President, Finance and

James S. Murphy	Administration, and Chief Financial Officer

(Principal financial officer)

/s/ JAY N. COHN	Director

Jay N. Cohn, M.D.

/s/ MELVILLE R. BOIS	Director
Melville R. Bois