Form 10QSB
period 2001-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2001-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

Yes No

The number of shares of Common Stock outstanding as of November 2, 2001 was 5,905,829.

Transitional Small Business Disclosure Format:

Yes No

HYPERTENSION DIAGNOSTICS, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	September 30,	June 30,
	2001	2001

Assets
Current Assets:
Cash and cash equivalents	$2,683,584	$3,885,064
Accounts receivable	92,524	46,017
Interest receivable	7,520	8,436
Inventory	1,303,689	1,298,178
Prepaid expenses	31,712	9,679

Total Current Assets	4,119,029	5,247,374
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,016,977	841,933
Less accumulated depreciation	(357,208)	(309,567)

	676,971	549,568
Patents, net of accumulated amortization of $36,905 and $35,205 at September 30, 2001 and June 30, 2001, respectively	8,500	10,200
Other Assets	6,730	6,730

Total Assets	$4,811,230	$5,813,872

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$245,876	$238,797
Accrued payroll and payroll taxes	233,988	192,593
Other accrued expenses	7,300	48,697

Total Current Liabilities	487,164	480,087
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000
Issued and outstanding shares—5,904,329 and 5,684,329 at September 30, 2001 and June 30, 2001, respectively	59,043	56,843
Additional paid-in capital	18,724,465	16,527,165
Deferred compensation	(1,111,300)	(11,870)
Accumulated deficit	(13,348,142)	(11,238,353)

Total Shareholders’ Equity	4,324,066	5,333,785

Total Liabilities and Shareholders’ Equity	$4,811,230	$5,813,872

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended
	September 30

	2001	2000

Revenue	$91,715	$448,804
Cost of Sales	22,100	74,905

Gross Profit	69,615	373,899
Expenses:
Research and development	35,510	72,034
Selling, general and administrative	2,172,926	707,318

Total Expenses	2,208,436	779,352

Operating Loss	(2,138,821)	(405,453)
Other Income:
Interest income	29,032	58,133

Net Loss	$(2,109,789)	$(347,320)

Basic and Diluted Net Loss per Share	$(.36)	$(.07)
Weighted Average Shares Outstanding	5,872,210	5,212,327

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Three Months Ended
	September 30

	2001	2000

Operating Activities:
Net loss	$(2,109,789)	$(347,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of Common Stock and warrants issued in lieu of cash compensation	1,076,870	17,835
Depreciation	47,641	25,946
Amortization	1,700	1,700
Change in operating assets and liabilities:
Accounts receivable	(46,507)	(370,682)
Interest receivable	916	(7,540)
Inventory	(174,902)	(56,534)
Prepaid expenses	(22,033)	(19,251)
Accounts payable	7,079	(61,411)
Accrued payroll and payroll taxes	41,395	23,531
Other accrued expenses	(41,397)	13,746

Net cash used in operating activities	(1,219,027)	(779,980)
Investing Activities:
Purchase of property and equipment	(5,653)	(32,620)

Net cash used in investing activities	(5,653)	(32,620)
Financing Activities:
Issuance of Common Stock	23,200	72,656

Net cash provided by financing activities	23,200	72,656

Net decrease in cash and cash equivalents	(1,201,480)	(739,944)
Cash and cash equivalents at beginning of period	3,885,064	4,018,745

Cash and cash equivalents at end of period	$2,683,584	$3,278,801

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

September 30, 2001

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. The June 30, 2001 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. The policies described in that report are used for preparing quarterly reports.

2.	Consulting Agreement

On July 9, 2001, the Company entered into a Consulting Agreement (the “Agreement”) for investor communications and public relations consulting services with Redwood Consulting, LLC (“Redwood”), a full service investor relations firm based in Marin County, California. In consideration for the consulting services to be provided, on July 9, 2001 the Company issued 200,000 shares of Common Stock with a fair market value of $6.02 per share on the date of issuance and warrants to purchase 300,000 shares of Common Stock. The Common Stock and warrants were issued to The Anthony D. and Leslie T. Altavilla Revocable Trust UTA 03/06/2001, Jens Dalsgaard and Jeff Lamberson. Under the warrants agreement, warrant holders can purchase an aggregate of 100,000 shares of Common Stock at $5.00 per share, an aggregate of 100,000 shares at $7.50 per share and an aggregate of 100,000 shares at $10.00 per share. The warrants agreement expires in July 2004. The Company has determined the fair value of the Agreement to be $2,129,000, which amount will be expensed as services are provided. In the quarter ended September 30, 2001, the Company recognized $1,065,000 of expense associated with the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2001 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our ability to generate revenue; our need for additional capital; the availability of third-party reimbursements; market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

     Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

     We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System. We also plan to market the CVProfilor® MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CVProfilor® DO-2020 System, intended for use by United States physicians to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. On November 2, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System and while we expect the CVProfilor® DO-2020 System to generate the majority of our revenues in the future, to date, it has not yet generated any significant revenues. The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of Product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue. The CVProfilor® MD-3000 System will provide physicians outside the United States with important cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor® MD-3000 System requires that we obtain a CE Mark in order for it to be marketed within European Union countries and will require certain regulatory approval for it to be marketed in other countries throughout the world.

Results of Operations

     As of September 30, 2001, we had an accumulated deficit of $(13,348,142), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2001 and 2000, respectively:

	Three Months Ended September 30, 2001

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$91,715	$85,150	$6,565
Cost of Sales	22,100	20,445	1,655

Gross Profit	$69,615	$64,705	$4,910

	Three Months Ended September 30, 2000

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$448,804	$448,804	$—
Cost of Sales	74,905	74,905	—

Gross Profit	$373,899	$373,899	$—

     Total expenses for the three months ended September 30, 2001 were $2,208,436 compared to $779,352 for the three months ended September 30, 2000. Approximately 1.6% of the $2,208,436 and 9.2% of the $779,352 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
		September 30

	2001		2000

Design and development of prototype devices and other enhancements and improvements	$23,640		$54,199
Recognized compensation cost for value of stock options granted in lieu of cash compensation	11,870		17,835

Total research and development expenses	$35,510		$72,034

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
		September 30

	2001		2000

Wages, related expenses and benefits	$323,669		$196,746
Patents and related expenses	18,860		9,481
Outside consultants	1,103,315		47,585
Rent-building, equipment and utilities	36,996		21,841
Insurance-general and directors/officers liability	15,602		12,737
Selling, marketing and promotion, including applicable wages	462,784		231,898
Legal and audit/accounting fees	75,099		76,148
Royalties	2,751		12,909
Depreciation and amortization	47,686		27,646
Other-general and administrative	86,164		70,327

Total selling, general and administrative expenses	$2,172,926		$707,318

     Our number of employees increased from twelve in the three months ended September 30, 2000 to twenty-three in the three months ended September 30, 2001.

     Outside consultants expense increased from $47,585 for the three months ended September 30, 2000 to $1,103,315 for the three months ended September 30, 2001. Included in the $1,103,315 expense amount is a non-cash expense charge of $1,065,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. The fair value of that agreement ($2,129,000) is being expensed as services are provided

     Selling, marketing and promotion expense increased from $231,898 for the three months ended September 30, 2000 to $462,784 for the three months ended September 30, 2001. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. We added six new employees in this category since September 30, 2000.

     Interest income was $29,032 and $58,133 for the three months ended September 30, 2001 and 2000, respectively.

     Net loss was $(2,109,789) for the three months ended September 30, 2001 compared to a net loss of $(347,320) for the three months ended September 30, 2000. For the three months ended September 30, 2001, basic and diluted net loss per share was $(.36), based on weighted average shares outstanding of 5,872,210. For the three months ended September 30, 2000, basic and diluted net loss per share was $(.07), based on weighted average shares outstanding of 5,212,327.

Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $1,201,480 for the three months ended September 30, 2001. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $983,578; increase in accounts receivable -$46,507; increase in inventory — $174,902. For the three months ended September 30, 2000, cash and cash equivalents had a net decrease of $739,944. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $(301,839); increase in accounts receivable - $370,682.

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

     As of September 30, 2001, we have cash and cash equivalents of $2,683,584, and anticipate that these funds and the anticipated revenue to be earned from placements of our CVProfilor®DO-2020 Systems, as well as anticipated operating cost reductions, are expected to allow us to pursue the different elements of our business development strategy until approximately June 30, 2002. The Company is currently implementating a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management for fiscal year ending June 30, 2002. The Company has also engaged a non-exclusive investment banker as an advisor as to alternative modes and sources of additional working capital for funding growth and expansion of the Company’s operations, which cannot be assured. Our business plan and financing needs are subject to change depending on, among other things, market conditions, including the possible effect of the events of September 11, 2001, timing and success of our marketing efforts regarding the CVProfilor® DO-2020 System and cash flow from operations. Pending application of the net proceeds, such proceeds will be invested in short-term, high quality, interest-bearing instruments.

     Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $12,136,351 from the exercise of the 2,356,573 Redeemable Class A Warrants currently outstanding. Each Redeemable Class A Warrant entitles the holder to purchase one share of our Common Stock at an exercise price of $5.15 per Class A Warrant, subject to adjustment. The Redeemable Class A Warrants are subject to redemption by us for $.01 per Class A Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Redeemable Class A Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Redeemable Class A Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

PART II. OTHER INFORMATION

     Item 2.     Use of Proceeds From Initial Public Offering

     The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through September 30, 2001:

Central Data Management Facility	$318,194
Purchase of property and equipment	579,027
Selling, marketing and promotion	3,185,619
Wages, related expenses and benefits	2,638,663
Outside consultants	586,174
Inventory	1,880,737

$9,188,414

     Item 6.     Exhibits and Reports on Form 8-K

(a)     The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

None

(b)     Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

By	/s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: November 14, 2001