Form 10QSB
period 2001-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2002-02-13
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001

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

The number of shares of Common Stock outstanding as of January 31, 2002 was 5,920,829.

Transitional Small Business Disclosure Format:

Yes	No

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	December 31,	June 30,
	2001	2001

Assets
Current Assets:
Cash and cash equivalents	$1,385,881	$3,885,064
Accounts receivable	187,929	46,017
Interest receivable	—	8,436
Inventory	1,397,910	1,298,178
Prepaids and other current assets	181,305	9,679

Total Current Assets	3,153,025	5,247,374

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,056,923	841,933
Less accumulated depreciation	(406,932)	(309,567)

	667,193	549,568
Patents, net of accumulated amortization of $38,605 and $35,205 at December 31 and June 30, 2001, respectively	6,800	10,200
Other Assets	14,230	6,730

Total Assets	$3,841,248	$5,813,872

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$98,922	$238,797
Accrued payroll and payroll taxes	191,422	192,593
Other accrued expenses	21,086	48,697

Total Current Liabilities	311,430	480,087

Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none
Common Stock, $.01 par value:
Authorized shares—25,000,000
Issued and outstanding shares—5,920,829 and 5,684,329 at December 31 and June 30, 2001, respectively	59,208	56,843
Additional paid-in capital	18,798,497	16,527,165
Deferred compensation	(779,107)	(11,870)
Accumulated deficit	(14,548,780)	(11,238,353)

Total Shareholders’ Equity	3,529,818	5,333,785

Total Liabilities and Shareholders’ Equity	$3,841,248	$5,813,872

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31		December 31

	2001	2000	2001	2000

Revenue	$232,493	$1,204,500	$324,208	$1,653,304
Cost of Sales	41,476	296,707	63,576	371,612

Gross Profit	191,017	907,793	260,632	1,281,692

Expenses:
Research and development	5,317	58,670	40,827	130,704
Selling, general and administrative	1,398,532	901,542	3,571,458	1,608,860

Total Expenses	1,403,849	960,212	3,612,285	1,739,564

Operating (Loss)	(1,212,832)	(52,419)	(3,351,653)	(457,872)

Other Income:
Interest income	12,194	53,929	41,226	112,062

Net Income (Loss)	$(1,200,638)	$1,510	$(3,310,427)	$(345,810)

Basic and Diluted Net Income (Loss) per Share	$(.20)	$.00	$(.56)	$(.07)
Weighted Average Shares Outstanding	5,913,128	5,280,761	5,892,669	5,242,443

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Six Months Ended
	December 31

	2001	2000

Operating Activities:
Net loss	$(3,310,427)	$(345,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options granted in lieu of cash compensation	1,463,863	35,670
Depreciation	97,364	53,170
Amortization	3,400	3,400
Change in operating assets and liabilities:
Accounts receivable	(141,912)	(864,193)
Interest receivable	8,436	(2,681)
Inventory	(309,069)	589
Prepaids and other current assets	(171,626)	(38,450)
Other assets	(7,500)	—
Accounts payable	(139,875)	(19,323)
Accrued payroll and payroll taxes	(1,171)	28,941
Other accrued expenses	(27,611)	34,883

Net cash used in operating activities	(2,536,128)	(1,113,804)

Investing Activities:
Purchase of property and equipment	(5,653)	(39,344)

Net cash used in investing activities	(5,653)	(39,344)

Financing Activities:
Issuance of Common Stock	42,598	135,986

Net cash provided by financing activities	42,598	135,986

Net decrease in cash and cash equivalents	(2,499,183)	(1,017,162)
Cash and cash equivalents at beginning of period	3,885,064	4,018,745

Cash and cash equivalents at end of period	$1,385,881	$3,001,583

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

December 31, 2001

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. The June 30, 2001 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. The policies described in that report are used for preparing quarterly reports.

2.	Consulting Agreement

On July 9, 2001, the Company entered into a Consulting Agreement (the “Agreement”) for investor communications and public relations consulting services with Redwood Consulting, LLC (“Redwood”), a full service investor relations firm based in Marin County, California. In consideration for the consulting services to be provided, on July 9, 2001 the Company issued 200,000 shares of Common Stock with a fair market value of $6.02 per share on the date of issuance and warrants to purchase 300,000 shares of Common Stock. Under the warrants agreement, warrant holders can purchase an aggregate of 100,000 shares of Common Stock at $5.00 per share, an aggregate of 100,000 shares at $7.50 per share and an aggregate of 100,000 shares at $10.00 per share. The warrants agreement expires in July 2004. The Company has determined the fair value of the Agreement to be $2,129,000, which amount will be expensed as the services are provided. In the quarters ended September 30, 2001 and December 31, 2001, the Company recognized $1,065,000 and $355,000, respectively, of expense associated with the Agreement. The fair value of the issued shares and warrants was arrived at based upon the following methods:

Shares	-	Last Sales price ($6.02) of the Company’s Common Stock on July 9, 2001 (The Nasdaq SmallCap Market); and

Warrants	-	The Black-Scholes option pricing model.

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

Overview

     We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System. We also plan to market the CVProfilor® MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CVProfilor® DO-2020 System, intended for use by United States physicians to screen patients for the presence of underlying vascular disease, is an FDA regulated medical device. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System in the U.S. and while we expect the CVProfilor® DO-2020 System to generate the majority of our revenues in the future, to date, it has not yet generated any significant revenues. The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of

Product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue. The CVProfilor® MD-3000 System will provide physicians outside the United States with important cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor® MD-3000 System requires that we obtain a CE Mark in order for it to be marketed within European Union countries and will require certain regulatory approval for it to be marketed in other countries throughout the world.

Results of Operations

     As of December 31, 2001, we had an accumulated deficit of $(14,548,780), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2001 and 2000, respectively:

	Three Months Ended December 31, 2001

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$232,493	$208,701	$23,792
Cost of Sales	41,476	38,060	3,416

Gross Profit	$191,017	$170,641	$20,376

	Three Months Ended December 31, 2000

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$1,204,500	$1,204,500	$—
Cost of Sales	296,707	296,707	—

Gross Profit	$907,793	$907,793	$—

     Total Equipment Sales Revenue for the three months ended December 31, 2001 was $208,701, compared to $1,204,500 for the three months ended December 31, 2000. This decrease is mainly due to our anticipated revenue shift from the CR-2000 Research System (Equipment Sales) to the CVProfilor® DO-2020 System (per-patient-tested rental program). The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in U.S. physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001. Another reason for the decrease was that, in the quarter ended December 31, 2000, we had a purchase order from one customer that involved a purchase of multiple units of our CR-2000 Research System.

     For the three months ended December 31, 2001, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $23,792. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the three months ended December 31, 2001 were $1,403,849 compared to $960,212 for the three months ended December 31, 2000. Approximately .4% of the $1,403,849 and 6.1% of the $960,212 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	December 31

	2001	2000

Design and development of prototype devices and other enhancements and improvements	$5,317	$40,835
Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	17,835

Total research and development expenses	$5,317	$58,670

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31

	2001	2000

Wages, related expenses and benefits	$324,923	$258,972
Patents and related expenses	8,617	25,972
Outside consultants	412,184	23,770
Rent-building, equipment and utilities	30,566	23,332
Insurance-general and directors/officers liability	17,948	13,744
Selling, marketing and promotion, including applicable wages	416,414	362,389
Legal and audit/accounting fees	51,303	31,761
Royalties	6,975	36,690
Depreciation and amortization	48,007	28,924
Other-general and administrative	81,595	95,988

Total selling, general and administrative expenses	$1,398,532	$901,542

     Our number of employees increased from thirteen in the three months ended December 31, 2000 to sixteen in the three months ended December 31, 2001.

     Outside consultants expense increased from $23,770 for the three months ended December 31, 2000 to $412,184 for the three months ended December 31, 2001. Included in the $412,184 expense amount is a non-cash expense charge of $355,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. The fair value of that agreement ($2,129,000) is being expensed as services are provided.

     Selling, marketing and promotion expense increased from $362,389 for the three months ended December 31, 2000 to $416,414 for the three months ended December 31, 2001. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

     Interest income was $12,194 and $53,929 for the three months ended December 31, 2001 and 2000, respectively.

     Net loss was $(1,200,638) for the three months ended December 31, 2001 compared to a net income of $1,510 for the three months ended December 31, 2000. For the three months ended December 31, 2001, basic and diluted net loss per share was $(.20), based on weighted average shares outstanding of 5,913,128. For the three months ended December 31, 2000, basic and diluted net income per share was $.00, based on weighted average shares outstanding of 5,280,761.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

     The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2001 and 2000, respectively:

	Six Months Ended December 31, 2001

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$324,208	$293,851	$30,357
Cost of Sales	63,576	58,505	5,071

Gross Profit	$260,632	$235,346	$25,286

	Six Months Ended December 31, 2000

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$1,653,304	$1,653,304	$—
Cost of Sales	371,612	371,612	—

Gross Profit	$1,281,692	$1,281,692	$—

     Total Equipment Sales Revenue for the six months ended December 31, 2001 was $293,851, compared to $1,653,304 for the six months ended December 31, 2000. This decrease is mainly due to our anticipated revenue shift from the CR-2000 Research System (Equipment Sales) to the CVProfilor® DO-2020 System (per-patient-tested rental program). The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in U.S. physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001.

     For the six months ended December 31, 2001, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $30,357. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the six months ended December 31, 2001 were $3,612,285 compared to $1,739,564 for the six months ended December 31, 2000. Approximately 1.1% of the $3,612,285 and

7.5% of the $1,739,564 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Six Months Ended
	December 31

	2001	2000

Design and development of prototype devices and other enhancements and improvements	$28,957	$95,034
Recognized compensation cost for value of stock options granted in lieu of cash compensation	11,870	35,670

Total research and development expenses	$40,827	$130,704

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31

	2001	2000

Wages, related expenses and benefits	$648,592	$455,718
Patents and related expenses	27,477	35,453
Outside consultants	1,515,499	71,355
Rent-building and utilities	67,562	45,173
Insurance-general and directors/officers liability	33,550	26,481
Selling, marketing and promotion, including applicable wages	879,198	594,287
Legal and audit/accounting fees	126,402	107,909
Royalties	9,726	49,599
Depreciation and amortization	95,693	56,570
Other-general and administrative	167,759	166,315

Total selling, general and administrative expenses	$3,571,458	$1,608,860

     Our number of employees increased from thirteen in the six months ended December 31, 2000 to sixteen in the six months ended December 31, 2001.

     Outside consultants expense increased from $71,355 for the six months ended December 31, 2000 to $1,515,499 for the six months ended December 31, 2001. Included in the $1,515,499 expense amount is a non-cash expense charge of $1,420,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. The fair value of that agreement ($2,129,000) is being expensed as services are provided.

     Selling, marketing and promotion expense increased from $594,287 for the six months ended December 31, 2000 to $879,198 for the six months ended December 31, 2001. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

     Interest income was $41,226 and $112,062 for the six months ended December 31, 2001 and 2000, respectively.

Net loss was $(3,310,427) and $(345,810) for the six months ended December 31, 2001 and 2000, respectively. For the six months ended December 31, 2001, basic and diluted net loss per share was $(.56), based on weighted average shares outstanding of 5,892,669. For the six months ended December 31, 2000, basic and diluted net loss per share was $(.07), based on weighted average shares outstanding of 5,242,443.

     Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $2,499,183 for the six months ended December 31, 2001. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $(1,745,800); increase in accounts receivable – $141,912; increase in inventory – $309,069; increase in prepaids and other current assets – $171,626; decrease in accounts payable – $139,875. For the six months ended December 31, 2000, cash and cash equivalents had a net decrease of $1,017,162. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non–cash items, of $(253,570); increase in accounts receivable – $864,193; net cash provided by financing activities – issuance of Common Stock – $135,986.

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

     As of December 31, 2001, we have cash and cash equivalents of $1,385,881, and anticipate that these funds and the anticipated revenue to be earned from placements of our CVProfilor®DO-2020 Systems, as well as anticipated operating cost reductions, are expected to allow us to pursue the different elements of our business development strategy until approximately June 30, 2002. We are currently implementating a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management for the fiscal year ending June 30, 2002. We are also seeking additional financing. We have engaged a non-exclusive investment banker as an advisor as to possible alternative modes and sources of additional working capital for funding our short-term needs and growth and expansion of our operations. Our business plan and financing needs are subject to change depending on, among other things, market conditions, timing and success of our marketing efforts regarding the CVProfilor® DO-2020 System and cash flow from operations. No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders.

     Although not assured, in addition to the net proceeds from the IPO, we may derive over a period of time up to $12,133,775 from the exercise of the 2,356,073 Redeemable Class A Warrants currently outstanding. Each Redeemable Class A Warrant entitles the holder to purchase one share of our Common Stock at an exercise price of $5.15 per Class A Warrant, subject to adjustment. The Redeemable Class A Warrants are subject to redemption by us for $.01 per Class A Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Redeemable Class A Warrants expire on July 22, 2002. The amounts, if any, that we derive from the exercise of such Redeemable Class A Warrants will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

PART II. OTHER INFORMATION

     Item 2. Use of Proceeds

     The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through December 31, 2001:

Central Data Management Facility	$318,194
Purchase of property and equipment	579,027
Selling, marketing and promotion	3,185,619
Wages, related expenses and benefits	2,638,663
Outside consultants	586,174
Inventory	1,880,737

$9,188,414

     Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on December 10, 2001.

(b)	The results of the shareholders’ votes were as follows:

				Withhold
		For	Against	Authority	Abstain

1.	Re-Election of two Class III Directors:
	Jay N. Cohn	5,060,509	N/A	53,520	N/A
	Kenneth W. Brimmer	5,060,509	N/A	53,520	N/A

2.	Amend the 1998 Stock Option Plan to Increase the Number of Shares Reserved from 750,000 to 1,250,000	1,529,560	75,238	N/A	101,633

3.	Approval of Selection of Independent Auditors	5,076,696	33,800	N/A	3,533

     The terms in office as director of Messrs. Greg H. Guettler, Charles F. Chesney, and Melville R. Bois continued after the Annual Meeting of Shareholders.

     Item 6. Exhibits and Reports on Form 8-K

(a)	The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

None

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ James S. Murphy
James S. Murphy
Senior Vice President, Finance and Administration and Chief Financial Officer
(principal financial officer)
Date:	February 13, 2002