Form 10QSB
period 2002-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2002-05-15
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

The number of shares of Common Stock outstanding as of May 14, 2002 was 6,240,381.

Transitional Small Business Disclosure Format:

Yes	No

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$2,559,701	$3,885,064
Accounts receivable	112,332	46,017
Interest receivable	2,667	8,436
Inventory	1,430,111	1,298,178
Prepaids and other current assets	191,335	9,679

Total Current Assets	4,296,146	5,247,374

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,084,781	841,933
Less accumulated depreciation	(457,843)	(309,567)

	644,140	549,568
Patents, net of accumulated amortization of $40,305 and $35,205 at March 31, 2002 and June 30, 2001, respectively	5,100	10,200
Other Assets	6,730	6,730

Total Assets	$4,952,116	$5,813,872

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$112,958	$238,797
Accrued payroll and payroll taxes	213,494	192,593
Other accrued expenses	10,627	48,697

Total Current Liabilities	337,079	480,087

Convertible Notes Payable	2,000,000	—

Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares — 5,000,000 Issued and outstanding shares — none
Common Stock, $.01 par value:
Authorized shares — 25,000,000 Issued and outstanding shares — 5,920,829 and 5,684,329 at March 31, 2002 and June 30, 2001, respectively	59,208	56,843
Additional paid-in capital	18,798,497	16,527,165
Deferred compensation	(381,093)	(11,870)
Accumulated deficit	(15,861,575)	(11,238,353)

Total Shareholders’ Equity	2,615,037	5,333,785

Total Liabilities and Shareholders’ Equity	$4,952,116	$5,813,872

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2002	2001	2002	2001

Revenue	$95,100	$303,500	$419,308	$1,956,804
Cost of Sales	12,327	64,250	75,903	435,862

Gross Profit	82,773	239,250	343,405	1,520,942

Expenses:
Research and development	—	73,504	40,827	204,208
Selling, general and administrative	1,400,451	968,011	4,971,909	2,576,871

Total Expenses	1,400,451	1,041,515	5,012,736	2,781,079

Operating Loss	(1,317,678)	(802,265)	(4,669,331)	(1,260,137)

Other Income (Expense):
Interest income	6,637	45,136	47,863	157,198
Interest expense	(1,754)	—	(1,754)	—

Net Loss	$(1,312,795)	$(757,129)	$(4,623,222)	$(1,102,939)

Basic and Diluted Net Loss per Share	$(.22)	$(.14)	$(.79)	$(.21)
Weighted Average Shares Outstanding	5,920,829	5,318,060	5,824,236	5,267,086

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Nine Months Ended
	March 31

	2002	2001

Operating Activities:
Net loss	$(4,623,222)	$(1,102,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options granted in lieu of cash compensation	1,861,877	53,505
Depreciation	148,276	80,826
Amortization	5,100	5,100
Change in operating assets and liabilities:
Accounts receivable	(66,315)	50,963
Interest receivable	5,769	(3,549)
Inventory	(367,662)	(108,632)
Prepaids and other current assets	(181,656)	(13,113)
Other assets	—	—
Accounts payable	(125,839)	60,652
Accrued payroll and payroll taxes	20,901	(61,332)
Other accrued expenses	(38,070)	27,706

Net cash used in operating activities	(3,360,841)	(1,010,813)

Investing Activities:
Purchase of property and equipment	(7,120)	(43,010)

Net cash used in investing activities	(7,120)	(43,010)

Financing Activities:
Issuance of Common Stock	42,598	2,100,358
Proceeds from issuance of notes payable	2,000,000	—

Net cash provided by financing activities	2,042,598	2,100,358

Net increase (decrease) in cash and cash equivalents	(1,325,363)	1,046,535
Cash and cash equivalents at beginning of period	3,885,064	4,018,745

Cash and cash equivalents at end of period	$2,559,701	$5,065,280

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

March 31, 2002

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. The June 30, 2001 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. The policies described in that report are used for preparing quarterly reports.

2.	Consulting Agreement

On July 9, 2001, the Company entered into a Consulting Agreement (the “Agreement”) for investor communications and public relations consulting services with Redwood Consulting, LLC (“Redwood”), a full service investor relations firm based in Marin County, California. In consideration for the consulting services to be provided, on July 9, 2001 the Company issued 200,000 shares of Common Stock with a fair market value of $6.02 per share on the date of issuance and warrants to purchase 300,000 shares of Common Stock. Under the warrant agreements, warrant holders can purchase an aggregate of 100,000 shares of Common Stock at $5.00 per share, an aggregate of 100,000 shares at $7.50 per share and an aggregate of 100,000 shares at $10.00 per share. The warrant agreements expire in July 2004. The Company has determined the fair value of the Agreement to be $2,129,000, which amount will be expensed as the services are provided. For the three months and nine months ended March 31, 2002, the Company recognized $355,000 and $1,775,000, respectively, of expense associated with the Agreement. The fair value of the issued shares and warrants was arrived at based upon the following methods:

Shares	–	Last Sales price ($6.02) of the Company’s Common Stock on July 9, 2001 (The Nasdaq SmallCap Market); and

Warrants	–	The Black-Scholes option pricing model

3.	Convertible Notes Payable

On March 27, 2002 (the “Closing Date”), the Company placed $2,000,000 in convertible debt through a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into

Common Stock of the Company at a conversion price initially set at 80% of the average of the closing bid prices of the Company’s Common Stock for the five trading days preceding the Closing Date. As of March 27, 2002, the conversion price was $2.5072. The conversion price is subject to downward adjustment if the closing bid price of the Company’s Common Stock is less than the initial conversion price for any twenty consecutive trading days (which has occurred). The conversion price is adjusted downward to an amount that equals 80% of the average of the closing bid prices of the Company’s Common Stock for the last five trading days of any such twenty consecutive trading day period. In connection with the private placement, the Company also issued to the investors five-year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock. The warrants have an exercise price of 115% of the closing bid price of the Company’s Common Stock as of the Closing Date, that is $3.3925 as of March 27, 2002. The Company intends to use the proceeds from the private placement as working capital.

4.	Subsequent Event

On April 30, 2002, the Company announced that its Registration Statement on Form S-3 filed on April 19, 2002 was declared effective at 10:00 a.m. Washington, D.C. time by the Securities and Exchange Commission. The Registration Statement relates to the registration of 1,970,000 shares of the Company’s Common Stock, of which 1,850,000 shares are issuable to certain investors upon conversion of notes and exercised warrants issued in connection with the Company’s $2,000,000 convertible debt private placement completed on March 27, 2002. On May 8, 2002, one of the investors converted $114,700 of principal of its Note into 103,000 shares of our Common Stock. On May 10, 2002, another investor converted $198,300 of principal and $1,912 of interest related to its Note into 206,149 shares of our Common Stock. On May 13, 2002 another investor converted $10,000 of principal and $103 of interest related to its Note into 10,403 shares of our Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2001 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our ability to generate revenue; our need for additional capital; the availability of third-party reimbursements for physicians’ utilization of our CVProfilor® DO-2020 System; market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

     Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

     We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing two versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System. We also plan to market the CVProfilor® MD-3000 CardioVascular Profiling System in the near future. The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of Product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue. The CVProfilor® MD-3000 System will provide physicians outside the United States with important cardiovascular parameters, which we believe will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor®

MD-3000 System requires that we obtain a CE Mark in order for it to be marketed within European Union countries and will require certain regulatory approval for it to be marketed in other countries throughout the world.

Results of Operations

     As of March 31, 2002, we had an accumulated deficit of $(15,861,575), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31, 2002

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$95,100	$50,453	$44,647
Cost of Sales	12,327	7,116	5,211

Gross Profit	$82,773	$43,337	$39,436

	Three Months Ended March 31, 2001

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$303,500	$303,500	$—
Cost of Sales	64,250	64,250	—

Gross Profit	$239,250	$239,250	$—

     Total Equipment Sales Revenue for the three months ended March 31, 2002 was $50,453, compared to $303,500 for the three months ended March 31, 2001. This decrease is mainly due to our focus away from solely the sales of CR-2000 Research Systems to a combination of CR-2000 Research System sales and rental revenue from the placement of CVProfilor® DO-2020 Systems generating revenue on a per-patient-tested rental program. Although we continue to balance sales of the CR-2000 Research Systems with the placement of CVProfilor® DO-2020 Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. This shift in our strategic focus began in the fourth quarter of fiscal year 2001. Full implementation of the placement of CVProfilor® DO-2020 Systems and satisfactory utilization by physicians of those systems placed has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets which we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 Systems by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of CVProfilor® DO-2020 Systems and increasing the physician utilizations of such systems placed.

     For the three months ended March 31, 2002, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $44,647. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the three months ended March 31, 2002 were $1,400,451 compared to $1,041,515 for the three months ended March 31, 2001. None of the $1,400,451 and approximately 7% of the $1,041,515 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	March 31

	2002	2001

Design and development of prototype devices and other enhancements and improvements	$—	$55,669
Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	17,835

Total research and development expenses	$—	$73,504

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31

	2002	2001

Wages, related expenses and benefits	$242,164	$233,746
Patents and related expenses	3,314	17,577
Outside consultants	443,065	50,130
Rent-building/equipment and utilities	29,331	24,374
Insurance-general and directors/officers liability	18,421	14,348
Selling, marketing and promotion, including applicable wages	296,099	432,698
Legal and audit/accounting fees	34,774	23,924
Royalties	2,853	9,105
Depreciation and amortization	47,400	29,356
Convertible debt offering expenses	234,140	—
Other-general and administrative	48,890	132,753

Total selling, general and administrative expenses	$1,400,451	$968,011

     Our number of employees increased from fifteen in the three months ended March 31, 2001 to seventeen in the three months ended March 31, 2002.

     Outside consultants expense increased from $50,130 for the three months ended March 31, 2001 to $443,065 for the three months ended March 31, 2002. Included in the $443,065 expense amount is a non-cash expense charge of $355,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. The fair value of that agreement ($2,129,000) is being expensed as services are provided.

     Selling, marketing and promotion expense decreased from $432,698 for the three months ended March 31, 2001 to $296,099 for the three months ended March 31, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

     Interest income was $6,637 and $45,136 for the three months ended March 31, 2002 and 2001, respectively.

     Net loss was $(1,312,795) for the three months ended March 31, 2002 compared to a net loss of $(757,129) for the three months ended March 31, 2001. For the three months ended March 31, 2002, basic and diluted net loss per share was $(.22), based on weighted average shares outstanding of 5,920,829. For the three months ended March 31, 2001, basic and diluted net loss per share was $(.14), based on weighted average shares outstanding of 5,318,060.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

     The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2002 and 2001, respectively:

	Nine Months Ended March 31, 2002

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$419,308	$344,304	$75,004
Cost of Sales	75,903	65,621	10,282

Gross Profit	$343,405	$278,683	$64,722

	Nine Months Ended March 31, 2001

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$1,956,804	$1,956,804	$—
Cost of Sales	435,862	435,862	—

Gross Profit	$1,520,942	$1,520,942	$—

     Total Equipment Sales Revenue for the nine months ended March 31, 2002 was $344,304, compared to $1,956,804 for the nine months ended March 31, 2001. This decrease is mainly due to our focus away from solely the sales of CR-2000 Research Systems to a combination of CR-2000 Research System sales and rental revenue from the placement of CVProfilor® DO-2020 Systems generating revenue on a per-patient-tested rental program. Although we continue to balance sales of the CR-2000 Research Systems with the placement of CVProfilor® DO-2020 Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. This shift in our strategic focus began in the fourth quarter of fiscal year 2001. Full implementation of the placement of CVProfilor® DO-2020 Systems and satisfactory utilization by physicians of those systems placed has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets which we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 Systems by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of CVProfilor® DO-2020 Systems and increasing the physician utilizations of such systems placed.

     For the nine months ended March 31, 2002, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $75,004. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the nine months ended March 31, 2002 were $5,012,736 compared to $2,781,079 for the nine months ended March 31, 2001. Approximately .8% of the $5,012,736 and 7% of the $2,781,079 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Nine Months Ended
	March 31

	2002	2001

Design and development of prototype devices and other enhancements and improvements	$28,957	$150,703
Recognized compensation cost for value of stock options granted in lieu of cash compensation	11,870	53,505

Total research and development expenses	$40,827	$204,208

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31

	2002	2001

Wages, related expenses and benefits	$890,756	$689,464
Patents and related expenses	30,791	53,030
Outside consultants	1,958,564	121,485
Rent-building/equipment and utilities	96,893	69,547
Insurance-general and directors/officers liability	51,971	40,829
Selling, marketing and promotion, including applicable wages	1,175,297	1,026,985
Legal and audit/accounting fees	161,176	131,833
Royalties	12,579	58,704
Depreciation and amortization	143,093	85,926
Convertible debt offering expenses	234,140	—
Other-general and administrative	216,649	299,068

Total selling, general and administrative expenses	$4,971,909	$2,576,871

     Our number of employees increased from fifteen in the nine months ended March 31, 2001 to seventeen in the nine months ended March 31, 2002.

     Outside consultants expense increased from $121,485 for the nine months ended March 31, 2001 to $1,958,564 for the nine months ended March 31, 2002. Included in the $1,958,564 expense amount is a non-cash expense charge of $1,775,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. The fair value of that agreement ($2,129,000) is being expensed as services are provided.

     Selling, marketing and promotion expense increased from $1,026,985 for the nine months ended March 31, 2001 to $1,175,297 for the nine months ended March 31, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

     Interest income was $47,863 and $157,198 for the nine months ended March 31, 2002 and 2001, respectively.

     Net loss was $(4,623,222) and $(1,102,939) for the nine months ended March 31, 2002 and 2001, respectively. For the nine months ended March 31, 2002, basic and diluted net loss per share was $(.79), based on weighted average shares outstanding of 5,824,236. For the nine months ended March 31, 2001, basic and diluted net loss per share was $(.21), based on weighted average shares outstanding of 5,267,086.

     Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $1,325,363 for the nine months ended March 31, 2002. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $2,607,969; increase in accounts receivable — $66,315; increase in inventory — $367,662; increase in prepaids and other current assets - $181,656; decrease in accounts payable — $125,839; net cash provided by financing activities — proceeds from issuance of notes payable — $2,000,000. For the nine months ended March 31, 2001, cash and cash equivalents had a net increase of $1,046,535. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $963,508; decrease in accounts receivable — $50,963; increase in inventory — $108,632; net cash provided by financing activities — issuance of Common Stock — $2,100,358.

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

     On March 27, 2002, we placed $2,000,000 in convertible debt through a private placement of 8% Convertible Notes in the aggregate principal amount of $2,000,000 and warrants to purchase 250,000 shares of our Common Stock. As of March 31, 2002, we have cash and cash equivalents of $2,559,701, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor®DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next twelve months. We are currently implementing a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. We are also seeking additional financing for working capital and are considering all possible financing alternatives, the receipt of which cannot be assured. Our business plan and financing needs are subject to change depending on, among other things, market conditions, materially increasing the revenue generated by our CVProfilor® DO-2020 System and other cash flow from operations. No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Further, our efforts to raise additional funds may be hampered by covenants and restrictions relating to the 8% Convertible Notes private placement, which, for example, prohibit for a period of 120 days from April 30, 2002 our raising additional working capital through sales of our equity securities, except under certain conditions.

     Although not assured, and subject to market conditions, we may raise additional funds over a period of time from the exercise of the 2,356,073 Class A Warrants currently outstanding which were issued in connection with our 1998 initial public offering. Each Class A Warrant entitles the holder to purchase one share of our Common Stock at an exercise price of $5.15 per Class A Warrant, subject to adjustment. The Class A Warrants are subject to redemption by us for $.01 per Class A Warrant at any time commencing October 21, 1998, provided that the closing bid price of our Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. The Class A Warrants expire on July 22, 2002.

     On April 5, 2002, we filed a registration statement with the Securities and Exchange Commission, which has yet to be declared effective, in connection with a proposed offering of up to 2,356,073 Class B Warrants. A Class B Warrant entitles each holder to purchase one share of our $.01 par value Common Stock at an exercise price of $5.85 per Class B Warrant, subject to adjustment. As a possible incentive to holders to exercise the outstanding Class A Warrants, we may offer the Class B Warrants to those holders of the Class A Warrants properly exercising a Class A Warrant during the offering period. This disclosure does not constitute an offer of any of the securities encompassed in such registration statement. The terms of the offering, including the reduction of the respective exercise prices of the Class A Warrants and the Class B Warrants, will be determined later, assuming we proceed forward with the proposed offering. We are analyzing market conditions. Our decision to proceed forward with this proposed offering is subject to the results of our analysis. The amounts, if any, that we derive from the exercise of such Class A Warrants during the proposed offering period will be used in connection with our development opportunities, business plan activities and/or working capital requirements.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds

     The following table sets forth our use of the net proceeds from our initial public offering, from July 28, 1998 through March 31, 2002:

Central Data Management Facility	$318,194
Purchase of property and equipment	579,027
Selling, marketing and promotion	3,185,619
Wages, related expenses and benefits	2,638,663
Outside consultants	586,174
Inventory	1,880,737

$9,188,414

Item 6. Exhibits and Reports on Form 8-K

(a)	The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

None

(b)	Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on March 19, 2002 (File No. 0-24635) regarding the Company’s consent to the release of certain restrictions imposed by that certain Letter Agreement (the “Agreement”) dated as of October 19, 2001 between the Company and each of The Anthony D. and Leslie T. Altavilla Revocable Trust, Jens Dalsgaard and Jeff Lamberson (collectively, the “Shareholders”). Under the Agreement, the Shareholders were prohibited, without the consent of the Company, from transferring or otherwise disposing of an aggregate of 100,000 shares of the Company’s Common Stock until July 9, 2002. As a result of the Company’s consent, an aggregate of 30,000 shares of Common Stock will be transferable by the Shareholders as of March 15, 2002 and an aggregate of 10,000 additional shares of Common Stock will be transferable by the Shareholders as of each of April 15, 2002, May 15, 2002 and June 15, 2002. No other terms of the Agreement have been modified. The 100,000 shares of the Company’s Common Stock subject to the Agreement were registered on a Registration Statement on Form S-3 (File No. 333-72118).

     The Company filed a Current Report on Form 8-K on March 28, 2002 (File No. 0-24635) regarding the completion of a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into Common Stock of the Company at a conversion price initially set at 80% of the average of the closing bid prices of the Company’s Common Stock for the five trading days preceding the closing date. The conversion price is subject to downward adjustment if the closing bid price of the Company’s Common Stock is less than the initial conversion price for twenty consecutive trading days. In connection with the private placement, the Company also issued to the investors five-year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock. The warrants have an exercise price of 115% of the closing bid price of the Company’s Common Stock as of the closing date.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

By /s/ James S. Murphy
James S. Murphy
Senior Vice President, Finance and Administration and Chief Financial Officer
(principal financial officer)

Date:     May 15, 2002