Form 10QSB/A
period 2002-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2002-09-30
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 ON FORM 10-QSB/A TO
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE QUARTERLY PERIOD ENDED March 31, 2002

Commission File Number: 0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA (State of incorporation)	41-1618036 (I.R.S. Employer Identification No.)

2915 WATERS ROAD, SUITE 108
EAGAN, MINNESOTA 55121-1562
(651)687-9999
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

Description of Amendment of Form 10-QSB for Quarterly Period Ended March 31, 2002:

     Hypertension Diagnostics, Inc. (the “Company”) entered into a Subscription Agreement dated as of March 27, 2002 (the “Subscription Agreement”) for the issuance of 8% Convertible Notes in the aggregate principal amount of $2,000,000 (the “Notes”) and warrants to purchase an aggregate of 250,000 shares of our Common Stock (the “Investors Warrants”).

     The Notes are convertible into shares of our Common Stock; the number of shares of our Common Stock is determined by dividing the principal amount of the Note by the conversion price then in effect. As of March 27, 2002, the conversion price of the Notes was $2.5072, which is 80% of the average of the closing bid prices of our Common Stock for the 5 consecutive trading days preceding March 27, 2002. The conversion price is adjusted downward because the closing bid price of our Common Stock is less than the $2.5072 for 20 consecutive trading days. The new conversion price is 80% of the average of the closing bid prices of our Common Stock for the last 5 consecutive trading days of any 20 consecutive trading day period. The Investors Warrants are exercisable at 115% of the closing bid price of our Common Stock as of March 27, 2002 which is $3.3925.

     In connection with the Subscription Agreement transaction, we also issued a warrant (the “Hyperion Warrant”) to purchase 100,000 shares of our Common Stock to Hyperion Holdings, LLC (“Hyperion”). The Hyperion Warrant is exercisable at 110% of the closing bid price of our Common Stock as of March 27, 2002, which was $3.245. The Hyperion Warrant is a three-year warrant and may be exercised in whole or in part.

     In order to properly account for the issuances by the Company of the Notes, Investors Warrants and Hyperion Warrant, the Company is hereby amending the financial statements (exclusive of notes) included in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002. The total net effect of these changes is a non-cash expense charge of $412,239 for the three months ended March 31, 2002.

     The following tables, along with related notes, explain the effect of this Amendment No. 1 on Form 10-QSB/A to Form 10-QSB on the Company’s Statement of Operations and Balance Sheet:

	Three Months Ended March 31, 2002

	As Filed	As Amended	Difference

STATEMENT OF OPERATIONS
Expenses:
Selling, general and administrative	$1,400,451	$1,517,451	$117,000	(1)
Interest	1,754	296,993	295,239	(2)
Net (Loss)	(1,312,795)	(1,725,034)	(412,239)

	March 31, 2002

	As Filed	As Amended	Difference

BALANCE SHEET
Convertible Notes Payable	$2,000,000	$1,684,211	$315,789	(3)
Additional paid-in capital	18,798,497	19,526,525	728,028	(4)
Accumulated deficit	(15,861,575)	(16,273,814)	(412,239)

See page 3 for accompanying notes.

Note (1) — This non-cash expense charge represents the valuation of the warrant to purchase 100,000 shares of our Common Stock issued to Hyperion Holdings, LLC. This is a three-year warrant issued March 27, 2002 with an exercise price per share of $3.245.

Note (2) — This non-cash expense charge represents the fair value basis allocation to the beneficial conversion price of the 8% Convertible Notes (the “Notes”) at the date of the closing (March 27, 2002). As of March 27, 2002, the conversion price of the Notes was $2.5072, which is 80% of $3.134, the average of the closing bid prices of our Common Stock for the five consecutive trading days preceding March 27, 2002. The closing bid price of our Common Stock on March 27, 2002 was $2.95.

Note (3) — This non-cash expense charge represents the fair value basis allocation to the warrants to purchase 250,000 shares of our Common Stock issued to the holders of the Notes (the “Debt Discount”). The Debt Discount will be amortized on a straight-line basis over three years, the term of the debt agreements, and as the debt is converted.

Note (4) — This non-cash expense charge consists of the following adjustments: Hyperion Holdings, LLC warrant — $117,000 (see Note 1); beneficial conversion price allocation — $295,239 (see Note 2); and warrants issued with the Notes - $315,789 (see Note 3).

     As a result of the changes described above, the financial statements included in the Company’s Form 10-QSB for the quarterly period ended March 31, 2002 (exclusive of notes) are hereby amended to read as follows:

INDEX TO AMENDMENT NO. 1 ON FORM 10-QSB/A TO FORM 10-QSB

Page No.

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements	5-7
Balance Sheets — March 31, 2002 and June 30, 2001	5
Statements of Operations — Three Months and Nine Months Ended March 31, 2002 and 2001, respectively	6
Statements of Cash Flows — Nine Months Ended March 31, 2002 and 2001	7
SIGNATURES	8
CERTIFICATIONS	9-10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$2,559,701	$3,885,064
Accounts receivable	112,332	46,017
Interest receivable	2,667	8,436
Inventory	1,430,111	1,298,178
Prepaids and other current assets	191,335	9,679

Total Current Assets	4,296,146	5,247,374

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,084,781	841,933
Less accumulated depreciation	(457,843)	(309,567)

	644,140	549,568
Patents, net of accumulated amortization of $40,305 and $35,205 at March 31, 2002 and June 30, 2001, respectively	5,100	10,200
Other Assets	6,730	6,730

Total Assets	$4,952,116	$5,813,872

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$112,958	$238,797
Accrued payroll and payroll taxes	213,494	192,593
Other accrued expenses	10,627	48,697

Total Current Liabilities	337,079	480,087

Convertible Notes Payable	1,684,211	—

Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares — 5,000,000 Issued and outstanding shares — none
Common Stock, $.01 par value:
Authorized shares — 25,000,000 Issued and outstanding shares — 5,920,829 and 5,684,329 at March 31, 2002 and June 30, 2001, respectively	59,208	56,843
Additional paid-in capital	19,526,525	16,527,165
Deferred compensation	(381,093)	(11,870)
Accumulated deficit	(16,273,814)	(11,238,353)

Total Shareholders’ Equity	2,930,826	5,333,785

Total Liabilities and Shareholders’ Equity	$4,952,116	$5,813,872

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2002	2001	2002	2001

Revenue	$95,100	$303,500	$419,308	$1,956,804
Cost of Sales	12,327	64,250	75,903	435,862

Gross Profit	82,773	239,250	343,405	1,520,942
Expenses:
Research and development	—	73,504	40,827	204,208
Selling, general and administrative	1,517,451	968,011	5,088,909	2,576,871

Total Expenses	1,517,451	1,041,515	5,129,736	2,781,079

Operating Loss	(1,434,678)	(802,265)	(4,786,331)	(1,260,137)
Other Income (Expense):
Interest income	6,637	45,136	47,863	157,198
Interest expense	(296,993)	—	(296,993)	—

Net Loss	$(1,725,034)	$(757,129)	$(5,035,461)	$(1,102,939)

Basic and Diluted Net Loss per Share	$(.29)	$(.14)	$(.86)	$(.21)
Weighted Average Shares Outstanding	5,920,829	5,318,060	5,824,236	5,267,086

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Nine Months Ended
	March 31

	2002	2001

Operating Activities:
Net loss	$(5,035,461)	$(1,102,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options granted in lieu of cash compensation	1,978,877	53,505
Depreciation	148,276	80,826
Amortization	5,100	5,100
Interest expense — convertible debt fair value allocation to beneficial conversion price	295,239
Change in operating assets and liabilities:
Accounts receivable	(66,315)	50,963
Interest receivable	5,769	(3,549)
Inventory	(367,662)	(108,632)
Prepaids and other current assets	(181,656)	(13,113)
Other assets	—	—
Accounts payable	(125,839)	60,652
Accrued payroll and payroll taxes	20,901	(61,332)
Other accrued expenses	(38,070)	27,706

Net cash used in operating activities	(3,360,841)	(1,010,813)
Investing Activities:
Purchase of property and equipment	(7,120)	(43,010)

Net cash used in investing activities	(7,120)	(43,010)
Financing Activities:
Issuance of Common Stock	42,598	2,100,358
Proceeds from issuance of notes payable	2,000,000	—

Net cash provided by financing activities	2,042,598	2,100,358

Net increase (decrease) in cash and cash equivalents	(1,325,363)	1,046,535
Cash and cash equivalents at beginning of period	3,885,064	4,018,745

Cash and cash equivalents at end of period	$2,559,701	$5,065,280

See accompanying notes.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

By /s/ James S. Murphy
James S. Murphy
Senior Vice President, Finance and Administration and Chief Financial Officer
(principal financial officer)

Date:     September 30, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Greg H. Guettler, the President of Hypertension Diagnostics, Inc. (the “Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company’s Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Greg H. Guettler
Greg H. Guettler
Title: President, Hypertension Diagnostics, Inc.
Dated: September 30, 2002

     I, James S. Murphy, the Chief Financial Officer of Hypertension Diagnostics, Inc. (the “Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that the Company’s Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James S. Murphy
James S. Murphy
Title: Chief Financial Officer, Hypertension Diagnostics, Inc.
Dated: September 30, 2002

I, James S. Murphy, Chief Financial Officer, certify that:

1.     I have reviewed this Amendment No. 1 on Form 10-QSB/A to Form 10-QSB of Hypertension Diagnostics, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:     September 30, 2002

/s/ James S. Murphy
James S. Murphy
Chief Financial Officer

I, Greg H. Guettler, President, certify that:

1.     I have reviewed this Amendment No. 1 on Form 10-QSB/A to Form 10-QSB of Hypertension Diagnostics, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:     September 30, 2002

/s/ Greg H. Guettler
Greg H. Guettler
President