Form 10KSB
period 2002-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2002-09-30
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24635

Hypertension Diagnostics, Inc.

(Name of Small Business Issuer in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1618036 (I.R.S. Employer Identification No.)

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

(Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒      No   ☐

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

         The issuer’s revenues for its most recent fiscal year were $549,198.

         The aggregate market value of the voting stock held by nonaffiliates of the issuer as of September 11, 2002 was approximately $4,484,000, based upon the closing sale price for the issuer’s Common Stock on that date as reported by The Nasdaq SmallCap Market.

         There were 7,044,086 shares of the issuer’s Common Stock, $.01 par value per share, outstanding as of September 11, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I

ITEM 1. Business

Forward-Looking Statements

         This Annual Report and our public documents to which we refer contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our default of covenants relating to our 8% Convertible Note and the ability of Note holders to demand repayment of 130% of the outstanding principal of the Notes; our violation of the minimum bid price requirement for continued listing on The Nasdaq SmallCap Market and our ability to comply with each of the other requirements for continued listing; our immediate need for additional capital; our ability to more quickly generate acceptable levels of revenue; the availability of third-party reimbursements for the use of our Products; increased market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

         Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Introduction

         Hypertension Diagnostics, Inc. is engaged in the design, development, manufacture and marketing of proprietary medical devices that it believes non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing three versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System, and the CVProfilor® MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management Facility (“CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers based on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program as opposed to a capital sale approach will allow us to accelerate the rate of Product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenues. The CVProfilor® MD-3000 System (the international version of the CVProfilor® DO-2020) is designed to provide physicians outside the United States with important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor® MD-3000 System has a medical device CE Mark that allows it to be marketed within European Union countries.

Background

Vascular Disease

         Disease of the blood vessels (that is, vascular disease) is the leading cause of death and a primary cause of heart attacks and strokes in the United States. Vascular disease can manifest itself in many ways, including: hypertension or high blood pressure, coronary artery disease (leading to heart attacks), peripheral artery disease, arteriosclerosis or atherosclerosis (plaque which progressively occludes arteries), aneurysm, cerebrovascular disease (stroke), kidney failure, retinopathy and even sudden death. According to 1998 estimates by the American Heart Association (“AHA”), 61 million Americans have one or more forms of cardiovascular disease with hypertension or high blood pressure being the leading cardiovascular disease. Coronary artery disease, the second largest form of cardiovascular disease, affects 12.4 million people residing in the U.S. and is the nation’s number one killer. Stroke affects 4.5 million Americans and is ranked number three. According to the AHA, approximately 50 million adult U.S. citizens (that is, about 25% of the adult population) have been diagnosed with hypertension, typically defined as blood pressure measuring greater than 140 millimeters of mercury (“mmHg”) systolic pressure and/or greater than 90 mmHg diastolic pressure. Nearly 75% of these hypertensive individuals (or some 37.5 million) are not properly being treated for their vascular disease and thus face significantly increased risk for advanced heart and kidney disease and the occurrence of strokes. According to The Johns Hopkins White Papers on Hypertension (1998), an additional 30 million U.S. adults are estimated to have “high-normal hypertension” (sometimes referred to as “borderline hypertension”) which is defined as a blood pressure reading at or slightly above 130/85 mmHg. These individuals are twice as likely to develop hypertension and they have a much greater risk of cardiovascular events than people with lower or normal blood pressure levels. In fact, high-normal hypertension is so common in the U.S. that the majority of cardiovascular events attributable to high blood pressure actually occur in people who demonstrate this condition.

         Hypertension can easily go undetected and has been called the “silent killer” because it usually produces no clinical symptoms until after it has already seriously damaged the heart, kidneys, brain and/or other vital organs. Elevated blood pressure indicates that the heart is working harder than normal, putting both the heart and the arterial system under greater stress and strain. Over time, the arteries become scarred, hardened and less elastic, thereby accelerating the process of arteriosclerosis and atherosclerosis, and leaving one more susceptible to heart attacks, strokes, kidney failure and eye damage. According to an article in the Archives of Internal Medicine (March 24, 1997), high blood pressure is of particular concern to older adults, because it gradually increases with age, and therefore is present in more than half of all U.S. citizens 60 years of age or older. The seriousness of this problem increases, as the population as a whole grows older, because individuals with sustained high blood pressure have an increased overall death rate from stroke, heart attack and kidney disease. According to the American Heart Association 2001 Heart and Stroke Statistical Update, 90% to 95% of individuals with hypertension have no specific cause identified. However, researchers have recently discovered that hypertensive patients may not efficiently produce or release sufficient amounts of nitric oxide (“NO”). Manufactured by endothelial cells lining the walls of arteries, scientists believe the presence of normal amounts of NO allows blood vessels to dilate and be more flexible or elastic and thus lower blood pressure. A deficiency of NO leads to chronically constricted arteries throughout the body.

         Hypertension is a deadly disease that damages both large and small arteries, leading to pathological changes in the tissues and organs supplied by these damaged arteries. It accelerates the development of atherosclerosis (that is, the formation of plaque and the accumulation of fatty deposits lining the walls of arteries which affect blood flow) in most large blood vessels as well as in the arteries supplying blood to the brain, heart, kidneys and legs. Atherosclerotic plaques can cause mini-strokes (that is, transient ischemic attacks) due to diminished blood flow (ischemia) to parts of the brain; angina or chest pain from partly obstructed coronary or heart arteries; or severe discomfort and pain in the leg muscles when walking (as a result of poor blood supply to the legs referred to as peripheral arterial disease). Blood clots, which tend to occur at the sites of atherosclerotic narrowing, can also totally block an artery and cause a stroke or heart attack.

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

         About 16 million U.S. adults suffer from diabetes (60% of them women), a number that the American Diabetes Association (“ADA”) predicts will increase by one million people per year. An estimated 60-65 percent of people with diabetes have high blood pressure and cardiovascular disease is the major cause of diabetes-related deaths. The diabetic state, it seems, greatly increases the risk of vascular disease and coronary heart disease (“CHD”). According to The Johns Hopkins White Papers on Coronary Heart Disease, 2001, there is growing evidence that even non-diabetic individuals with moderately elevated fasting blood glucose levels are at increased risk for CHD. Even careful control of blood glucose levels with dietary and drug therapy does not completely eliminate the increased risk of CHD associated with diabetes. The ADA states that people with diabetes are 2 to 4 times more likely to have hypertension, and 2 to 4 times more likely to experience a stroke. As a result of the vascular damage caused by diabetes, cardiovascular disease accounts for 75 percent of all diabetes-related deaths. Recent scientific studies have shown that the loss of small artery elasticity is related to the duration of insulin dependence, suggesting that arterial elasticity may be a useful tool in risk-stratifying the diabetic patient population.

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

         Although an elevated blood pressure is associated with a higher risk for cardiovascular events, the elevated blood pressure is not the disease, but merely a relatively crude marker for the likelihood of disease. Furthermore, blood pressure itself is highly variable from moment to moment and day to day in almost all individuals. Thus, measurement of ambulatory blood pressure throughout a 24 hour period (that is, at 10 to 15 minute intervals) provides a somewhat more complete assessment of blood pressure, but it is a rather cumbersome, uncomfortable and expensive technique, and it does not identify disease in the blood vessels. Elevated serum cholesterol levels, especially an increase in the low-density lipoproteins/high-density lipoproteins (“LDL/HDL”) ratio, also are associated with a higher risk for morbid cardiovascular events, but this measurement does not identify blood vessel disease directly. Instead, a high LDL/HDL ratio is yet another risk factor (such as smoking or lack of exercise) that might increase the risks associated with blood vessel disease. Thus, all of the current clinical methods in routine use by physicians to identify individuals with a potential for cardiovascular disease involve methods which are insensitive and nonspecific in detecting the blood vessel disease that often leads to morbid cardiovascular events such as heart attacks and strokes.

The Company’s Solution

         The traditional systolic-diastolic cuff method for measuring blood pressure provides the physician with very limited clinical information about the patient’s vascular health. In contrast, our Product captures blood pressure waveform data produced by the beating heart and analyzes it in order to provide an assessment of systemic arterial elasticity for both large and very small arteries. When the aortic valve closes after the heart has ejected a volume of blood (that is, the stroke volume of blood ejected as part of every heart beat), the decay or decrease of blood pressure within the arteries prior to the next heart beat forms a pressure curve or waveform which reflects the degree or amount of arterial elasticity. Subtle changes in arterial elasticity introduce changes within the entire arterial system that are reflected in this blood pressure waveform or shape. Our Product incorporates patented and proprietary software programs and algorithms which analyze the contour or shape of the blood pressure waveform so that the arterial elasticity can be determined. The degree of arterial flexibility or elasticity is related to the condition of the blood vessels, and with declining elasticity comes an increase in the incidence of vascular disease. Such changes in the function and/or structure of the arterial wall precede the development of overt coronary artery disease, and the “premature stiffening” of the small and very small arteries (the C2 elasticity index) appears to be an early and sensitive clinical marker for cardiovascular disease.

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

         This “blood pressure waveform” or “pulse contour analysis” methodology provides an independent assessment of the elasticity or flexibility of the large arteries which expand briefly as they act as conduits for blood ejected by the heart, and of the small and very small arteries (that is, the arterioles) which produce oscillations or reflections in response to the pressure wave generated during each heart beat.

         Clinical investigators have been able to demonstrate a reduction in arterial elasticity in patients who have no clinical evidence of traditional risk factors, suggesting that “premature arterial stiffening” is one of the earliest changes or markers for the presence of underlying vascular disease. Further, clinical research data published globally has shown that patients with heart failure, coronary artery disease, hypertension and diabetes all exhibit a loss or reduction of arterial elasticity. These blood vessel changes often precede overt signs of cardiovascular disease and the occurrence of a heart attack or stroke by many months and even years. Clinical investigators have also identified an age-related loss of elasticity of both the large and small arteries which seems to be part of the “normal aging process” as well as a slight difference in these elasticity indices based on gender.

The Product

         Although the aorta and large arteries can be readily visualized by various medical techniques such as radiology (that is, taking X-ray photographs), magnetic resonance imaging (“MRI”), computerized tomography (“CT”) scans and ultrasonography (that is, using ultrasound waves to visualize large arteries), we believe that the methodology incorporated into our Product is the first and only clinically applicable and relatively inexpensive approach which can evaluate the elasticity of the small and very small arteries or arterioles. It seems that these very small arteries are the first blood vessels to become altered with hypertension and other cardiovascular diseases. For this reason, we sought an easy to use, non-invasive clinical solution that could assess the status of these very small blood vessels.

         Our Product includes an innovative and unique, patented and proprietary software-based medical device system which incorporates procedures that painlessly and non-invasively collect 30 seconds of blood pressure waveform data from the patient. The Product analyzes this data by means of an embedded computer and then generates a CardioVascular Profile Report or CVProfile™ Report using an external printer. The Report contains several clinically useful parameters which permit a physician to screen patients for underlying vascular disease. All versions of our Product consist of four primary components: (a) a custom designed, non-invasive Arterial PulseWave™ Sensor which is positioned over the radial artery at the wrist by means of a special apparatus; (b) an upper-arm blood pressure cuff connected via a hose to an oscillometric blood pressure module within the device; (c) a device enclosure which contains a computer, a high resolution touch-screen display and other electronics and software programs; and (d) an external printer.

Product Versions

         We currently have designed, developed and are marketing three versions of our Product.

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

         The CR-2000 Research System, first promoted during December of 1998, is currently being marketed worldwide. It has a medical device CE Mark (CE0123) which allows it to be marketed throughout the European Union and it is being marketed “for research purposes only” in the U.S. (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CR-2000 Research System non-invasively collects 30-seconds of blood pressure waveform data, performs an analysis of the digitized blood pressure waveforms, and generates a Research CardioVascular Profile Report that contains 15 cardiovascular parameters (some report parameters are displayed on the screen and the entire report is generated by an external printer). An electronic RS-232 computer output port is standard on all CR-2000 Research Systems so that research scientists and clinical investigators can download the Research CardioVascular Profile Report parameters and waveform data directly to computer systems within their medical centers and research institutions.

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

         CVProfilor® DO-2020 CardioVascular Profiling System

         The CVProfilor® DO-2020 System is being marketed to U.S. physicians and other health care professionals as a medical device which offers the accurate measurement of blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. A CVProfile™ Report containing these parameters is immediately printed in the physician’s office using the printer provided as part of the System. The indications of arterial elasticity can be used as an initial clinical screening to determine if patients have potential underlying vascular disease that might require more specific diagnostic evaluation. A brief medical history of the patient is recorded by the user of the System and an internal modem telephonically transmits this history and all of the CVProfile™ Report results via a toll-free telephone number to our Central Data Management Facility (“CDMF”) located in our corporate offices in Eagan, Minnesota.

         Our CDMF is presently capable of handling 48 simultaneous telephonic transmissions from CVProfilor® DO-2020 Systems placed in physicians’ offices. It has been designed to be readily expandable as required to meet increased traffic in the future. These transmissions are immediately and seamlessly integrated with our customer tracking, billing and clinical database systems resident within the CDMF. Our CDMF is currently capable of storing cardiovascular profile information on hundreds of thousands of patients from different age groups and with different disease states as tested by physicians across the U.S. Although the CDMF has yet to be fully stress tested under maximum load conditions, we believe that it is completely operational. We also believe that such a database may prove beneficial to physicians by: archiving patient profile reports and being able to provide duplicate copies of misplaced reports; trending and generating graphic and tabular reports of individual patient profile results over time; enhancing the accuracy of risk factors for CVProfile™ Report parameters; and providing continuity of CVProfile™ Report information for patients who may have been seen over a period of time by several physicians in different parts of the U.S. Further, the receipt of a patient’s profile results at our CDMF triggers an accounting event for the purpose of automatically preparing invoices for physicians based on our marketing model of charging on a “per-patient-tested” basis.

         In the future, we may explore the possibility of offering an Internet link to physicians and other health care professionals (with appropriate security protection) via our web site, thereby allowing physicians to make direct inquiries into the CDMF database concerning their patients’ records.

         On November 1, 2000, the FDA granted us 510(k) clearance to market the CVProfilor® DO-2020 System in the U.S. The CVProfilor® DO-2020 System is currently being promoted to physicians specializing in internal medicine, general and family practice, cardiology, endocrinology, nephrology and to other primary care physicians throughout the U.S. Because the CVProfilor® provides indices of a patient’s arterial elasticity, we believe that it can assist physicians in risk-stratifying hypertensive, diabetic and dyslipidemic patients as well as screening patients for the presence of underlying vascular disease with more reliability than any other method currently available. With the CVProfilor® DO-2020 System, physicians have a simple, painless, risk-free and non-invasive procedure easily used in their medical offices and clinics to obtain clinically useful information on the cardiovascular status of patients. We also believe that such information is of assistance to physicians and other health care providers in support of their efforts to identify individual patients at risk for developing cardiovascular disease and/or morbid events. We expect that “per-patient-tested” physician billings as derived from the CVProfilor® DO-2020 System will eventually generate the majority of our revenue.

         The CVProfilor® DO-2020 was launched late in the 3rd Quarter of fiscal year 2001 (March 2001) and had its first reported revenue in the 1st Quarter of fiscal year 2002 which ended September 30, 2001. Reductions in comparative revenue between fiscal year 2001 and fiscal year 2002 relate to our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with physician use of our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002. Although we are attempting to maintain a balance in marketing the HDI/PulseWave™ CR-2000 on a capital sales basis with the CVProfilor® DO-2020 on a “per-patient-tested” basis, we expect that our “per-patient-tested” marketing of the CVProfilor® DO-2020 will ultimately produce the majority of our revenue.

         The CVProfilor® DO-2020 System utilization continues to gain momentum as do System placements which totaled 107 in the quarter ended June 30, 2002. As of June 30, 2002, the CVProfilor® DO-2020 was being used in 23 states throughout the U.S. and our distribution network consisted of four direct sales employees and 9 U.S. independent representative organizations.

         Of the 23 States in which the CVProfilor® DO-2020 is being utilized, doctors in 11 states have confirmed reimbursement. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our Product launch. We continue to devote considerable effort into activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We employ consultant reimbursement specialists who assist physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

CVProfilor® MD-3000 CardioVascular Profiling System

         An international version of our physician use Product, the CVProfilor® MD-3000, was introduced at the combined meeting of the 19th Scientific Meeting of the International Society of Hypertension (“ISH”) and the 12th European Meeting on Hypertension (“ESH”), during June 23-27, 2002 in Prague, Czech Republic.

         The CVProfilor® MD-3000 System is CE Marked and is designed for use in physicians’ offices outside the United States to non-invasively assess the health of patients’ large and small arteries for the early detection and management of vascular disease. We believe that the CVProfilor® MD-3000 System improves patient care by allowing physicians to detect a premature loss of arterial elasticity in the microvasculature, by providing new clinical information on the cardiovascular health of patients, by expanding vascular disease assessment to include teens and young adults, by monitoring the effects that cardiovascular drugs have on vascular elasticity, and by establishing a baseline for vascular disease risk. Cardiovascular disease is the leading cause of death in the European Union and we believe that the CVProfilor® MD-3000 is the first and only vascular disease assessment tool which measures the elasticity of the small arteries – the first blood vessels to show signs of vascular disease.

         Similar to the CVProfilor® DO-2020 System, the CVProfilor® MD-3000 System provides physicians with the ability to immediately print a CVProfile™ Report in their office containing patient specific information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, the CVProfilor® MD-3000 System is being marketed to physicians as a capital purchase item and does not contain technology which allows the telephonic transmission of data to a Central Data Management Facility.

         Products to be marketed in the European Union (“EU”) require a medical device CE Mark (with conformance to Council Directive MDD 93/42/EEC), and the CVProfilor® MD-3000 has such a CE Mark (CE0123). Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9002, EN-46002 and ISO-13488 certification and/or the FDA’s Quality System Requirements (“QSR”) regulations.

CardioVascular Profile (CVProfile™) Report

         The CardioVascular Profile or CVProfile™ Report currently generated by the CR-2000 Research System presents the following parameters: a 1.5 Second Blood Pressure Waveform Graph, Body Surface Area (BSA), Body Mass Index (BMI), Systolic Blood Pressure (expressed in mmHg), Diastolic Blood Pressure (mmHg), Mean Arterial Pressure (mmHg), Pulse Pressure (mmHg), Pulse Rate (beats/minute), Estimated Cardiac Ejection Time (milliseconds), Estimated Stroke Volume (ml/beat), Estimated Stroke Volume Index (ml/beat/meter squared), Estimated Cardiac Output (Liters/minute), Estimated Cardiac Index (L/min/meter squared), Large Artery Elasticity Index (ml/mmHg x 10), Small Artery Elasticity Index (ml/mmHg x 100), Systemic Vascular Resistance (dyne•sec•cm-5), and Total Vascular Impedance (dyne•sec•cm-5).

         The CardioVascular Profile or CVProfile™ Report currently generated by the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System presents the following parameters: a 1.5 Second Blood Pressure Waveform Graph, Body Surface Area (BSA), Body Mass Index (BMI), Systolic Blood Pressure (expressed in mmHg), Diastolic Blood Pressure (mmHg), Mean Arterial Pressure (mmHg), Pulse Pressure (mmHg), Pulse Rate (beats/minute), C1-Large Artery Elasticity Index (ml/mmHg x 10), and C2-Small Artery Elasticity Index (ml/mmHg x 100).

The Advantages: Potential Beneficial Medical Outcomes for Patients and Payers

         Basic and applied research findings suggest that the arterial elasticity indices can be used to determine the “clinical age” of the body’s arteries and that these values, when viewed in combination with a medical history, physical examination and/or other tests, may provide a meaningful picture of the vascular health for patients of about 10 years of age and older. The C1-large and C2-small artery elasticity indices are of particular clinical importance in such evaluations. These indices indicate the elasticity or flexibility of the patient’s arteries throughout the body, which we believe to be beneficial in assessing vascular disease. These indices also provide valuable information to physicians in screening patients who may be at risk for underlying vascular disease and thereby may have a potential for future life-threatening cardiovascular events.

         During the last several years, clinical research investigators have evaluated hundreds of “normal” subjects as well as more than 500 patients with cardiovascular disease. They have summarized their data in order to establish the approximate “reference range” for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure values have been identified who exhibit “premature stiffening” of their small and very small arteries or arterioles. Without the benefit of a CVProfile™ Report, such patients would be considered “clinically normal and asymptomatic.” Thus, we believe that the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System may help physicians identify such patients and encourage them to modify their lifestyle and/or intervene therapeutically (that is, prescribe medication) much earlier in the progression of cardiovascular disease.

         Further, we believe that there may be an advantage to using the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System to clinically evaluate high-normal hypertensive patients in order to decide who requires immediate and aggressive treatment versus those who might merely need to be monitored on a periodic basis. This would be an important clinical distinction which cannot be easily determined in medical practice today. Some patients, therefore, are being treated needlessly despite cost containment concerns and despite the potential for drug side effects (such as liver dysfunction and sexual impotence). Further, it is possible that many other patients with normal blood pressure readings who should perhaps be treated for a latent hypertensive condition of their arteries, are being misdiagnosed, thereby leaving them at risk for progressive and severe cardiovascular disease.

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

         According to an article authored by Nathaniel Winer, M.D. et.al. in Current Hypertension Reports (2001), measurement of vascular compliance has assumed increasing importance as a marker of early disease of the vascular wall, a predictor of future vascular disease, and a way to monitor the effects of vasoactive agents on arterial wall stiffness. Dr. Winer points out that reports are remarkably consistent in showing that angiotensin converting enzyme (ACE) inhibitors improve vascular compliance and that current studies of angiotensin II receptor antagonists (ARB) suggest that this class of drug may have similar beneficial effects. When coupled with data recently published in The New England Journal of Medicine (2000) examining the effects of one such ACE inhibitor (Ramipril®) within the context of The Heart Outcomes Prevention Evaluation (HOPE) Study (9,297 high risk patients), it was found that Ramipril® significantly reduced the rates of death, myocardial infarction, stroke, revascularization, cardiac arrest, heart failure, complications related to diabetes, and new cases of diabetes in a broad spectrum of high-risk patients. Similarly, in a recently published article in The Lancet entitled Cardiovascular morbidity and mortality in the Losartan Intervention For Endpoint reduction in hypertension study (LIFE) involving 9,193 patients, it was shown that Losartan®, an ARB, reduced blood pressure, reduced the rates of death, stroke and myocardial infarction, and lowered the rate of new-onset of diabetes. These studies and a study published in The Journal of Hypertension, authored by Lawrence M. Resnick, M.D. et.al. on the differential effects of hypertension drug therapy, suggests that vascular compliance (arterial elasticity) improves following therapy with some antihypertensive drugs and that greater clinical benefit may result from the preferential use of drugs that improve vascular compliance.

         These considerations are important because a reduction in arterial compliance or elasticity has long been regarded as a potentially useful indicator of the presence of arterial disease. A loss of arterial elasticity may precede the onset of clinically apparent disease, and may identify individuals at risk before irreversible and pathologic changes occur (overt clinical disease signs are typically late manifestations of alterations in organ function). Thus, drugs that favorably impact or enhance arterial compliance or elasticity may play a significant clinical role in reducing patient morbidity and mortality.

Published Articles: Clinical Research Update

         Several scientific articles have been published in peer-reviewed medical journals during the last year which utilize either the CR-2000 Research System or the CVProfilor® DO-2020 System. Since July 2001, we have added 36 abstracts and articles to our bibliography of more than 156 references, all of which generally address the topic of the relationship of arterial elasticity to cardiovascular disease.

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

Prisant, M. L.; Resnick, L.M.; Hollenberg, S.M. “Assessment of Sequential Same Arm Agreement of Blood Pressure Measurements by a CVProfilor® DO-2020 Versus a Baumanometer® Mercury Sphygmomanometer.” BLOOD PRESSURE MONITORING 6:149 152, No. 3, 2001.

Braeckman, L.; Kotseva, K.; Duprez, D.; De Becquer, D.; De Buyzere, M.; Van De Veire, N.; Vanhoorne, M. “Vascular Changes in Workers Exposed to Carbon Disulfide.” ANNALS ACADEMY OF MEDICINE 30:475-480, NO. 5, September 2001.

Beltran, A.; McVeigh, G.; Morgan, D.; Glasser, S.P.; Neutel, J.M.; Weber, M.; Finkelstein, S.M.; Cohn, J.N. “Arterial Compliance Abnormalities in Isolated Systolic Hypertension.” AMERICAN JOURNAL OF HYPERTENSION 14:1007 1011, No. 10, October 2001.

Stojiljkovic; Miles, P.; Zhang, D.; Lopes, H.F.; Lee, C.G.; Goodfriend, T.L.; Egan, B.M. “Hemodynamic Effects of Lipids in Humans.” AMERICAN JOURNAL OF PHYSIOLOGY REGULATORY, INTEGRATIVE AND COMPARATIVE PHYSIOLOGY 280:R1674-R1679, 2001.

Leibovitz, E.; Hazanov, N.; Zimlichman, R.; Shargorodsky, M.; Gavish, D. “Treatment with Atorvastatin Improves Small Artery Compliance in Patients with Severe Hypercholesterolemia.” AMERICAN JOURNAL OF HYPERTENSION 14:1096-1098, No. 11, Part 1, November 2001.

Romney, J.; Lewanczuk, R. “Vascular Compliance is Reduced in the Early Stages of Type 1 Diabetes.” DIABETES CARE 24:No. 12, December 2001.

McVeigh G. “Effects of Perindopril on Cardiovascular Remodeling.” THE AMERICAN JOURNAL OF CARDIOLOGY 88:28i-35i, 2001.

Winer, N.; Weber, M.A.; Sowers, J.R. “The Effect of Antihypertensive Drugs on Vascular Compliance.” CURRENT HYPERTENSION REPORTS 4:297-304, 2001.

Prisant, L.M.; Resnick, L.M.; Hollenberg, S.M. “Arterial Elasticity Among Normotensive Subjects and Treated and Untreated Hypertensive Subjects.” BLOOD PRESSURE MONITORING 6:233-237, 2001.

Glasser, S.P. “Hypertension Syndrome and Cardiovascular Events: High Blood Pressure is Only One Risk Factor.” POSTGRADUATE MEDICINE 110:29-36, No. 5, 2001.

Duprez, D.A.; DeBuyzere, M.L.; Debruyne, L.; Clement, D.L.; Cohn, J.N. “Small and Large Artery Elasticity Indices in Peripheral Arterial Occlusive Disease (PAOD).” VASCULAR MEDICINE 6:211-214, 2001.

Prisant, L.M.; Resnick, L.M.; Hollenberg, S.M.; Jupin, D. “Arterial Elasticity Among Normatensive Subjects and Treated and Untreated Hypertensive Subjects: Influence of Race.” ETHNICITY AND DISEASE 12:63-68, 2002.

Cohen, D.L.; Townsend, R.R. “Large and Small Artery Compliance Changes During Hemodialysis.” AMERICAN JOURNAL OF HYPERTENSION 15:236-239, 2002.

Pian-Smith, M.C.; Ecker, J.; Hsu, K.; Leffert, L. “Endothelial Dysfunction in Preeclampsia: A Pilot Study with Non-Invasive Blood Pressure Waveform Analysis.” ANESTHESIOLOGY 96:(Suppl. 1), 2002.

Winer, N.; Folker, A.; Murphy, J.A.; Hung, E.; Sowers, J.; Bakris, G.L. “ACE Inhibition Alone or in Combination with a Calcium Antagonist on Vascular Compliance in Participants with Hypertension and Type 2 Diabetes.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. OR66, 2002.

Kuriakose, A.; Sung, B.H.; Wilson, M.F. “Effect of Caffeine on Large and Small Artery Compliance.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P91, 2002.

Alavi, H.; Prisant, L.M.; Jupin, D. “Comparison of Arterial Elasticity Measured in Left and Right Arms Using the HDI/Pulsewave™ CR-2000 Research System.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P95, 2002.

Wu, G.R.; Ma, A.Q.; Yan, Y.; Xi, Y.T. “Arterial Compliance and its Influent Factors in Healthy Chinese People.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P102, 2002.

Rafey, M.A.; Greenblatt, J.P.; Butkevich, A.; Brownstein, P.; Phillips, R.A. “The Effect of a Structured Cardiac Rehabilitation Program on Vascular Compliance in Subjects with Coronary Artery Disease.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P104, 2002.

Glasser, S.P.; Bratteli, C.W.; Cohn, J.N. “Effect of Dioxazosin on Arterial Elasticity: Functional Versus Structural Changes.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P105, 2002.

Levy, P.J.; Sigmon-Smith, K.; Wilkins, J.; Barnes, R.; Abdelhamed, A.I.; Smith, R.D.; Ferrario, C.M. “Markers of Large-Vessel Compliance in Hypertensives and Young Adults with Severe Aortic Atherosclerosis Evaluated by Non-Invasive Methods.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P111, 2002.

Abdelhamed, A.I.; Levy, P.; Sigmon-Smith, K.; Wilkins, J.; Smith, R.; Ferrario, C.M. “Value of Non-Invasive Hemodynamic Measurements in Hypertensive Subjects.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P166, 2002.

Abdelhamed, A.I.; Levy, P.; Sigmon-Smith, K.; Wilkins, J.; Smith, R.; Ferrario, C.M. “Comparison of Two Non-Invasive Methods for Office-Based Hemodynamic Measurements.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P168, 2002.

Egan, B.; Wofford, M.; Calhoun, D.; Nesbitt, S.; Cohn, J.; Julius, S. “Leptin is Associated with Insulin Resistance and Impaired Small Artery Distensibility in Subjects with High Normal Blood Pressure.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P523, 2002.

Cohn, J.N.; Hoke, L.G.; Sommers, P.A.; Whitwam, W.; Taylor, A.L.; Roessler, R. “A Strategy for Early Detection of Cardiovascular Disease with a Non-Invasive Testing Array.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 4, Part 2), Abstract No. P524, 2002.

Nelson, C.L.; Jenkins, A.J.; Karschimkus, C.S.; Rowley, K.G.; Packham, D.; Becker, G.J.; Best, J.D. “Reduced Small and Large Artery Elasticity in Pre-Dialysis lgA Nephropathy Subjects Without Clinical Vascular Disease.” JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY 39:(No. 9, Suppl. B), Abstract No. 2881, 2002.

Wilson, A.M.; Prior, D.L.; O’Neal, D.; Best, J.; Jenkins, A.J. “The Correlation Between Measured Arterial Elasticity and Endothelial Function.” JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY 39:(No. 9, Suppl. B), Abstract No. 3523, 2002.

Jenkins, A.J.; Wong, M.; Toh, L.; Wilson, A.; Rowley, K.; Prior, D.; Clemens, L.; Best, J. “Abnormal Vascular Health and Vascular Disease Risk Factors in Rheumatoid Arthritis.” JOURNAL OF THE AMERICAN COLLEGE of CARDIOLOGY 39:(No. 9, Suppl. B), Abstract No. 2848, 2002.

Weinberger, M.H.; Fineberg, N.S.; Fineberg, S.E. “Effects of Age, Race, Gender, Blood Pressure and Estrogen on Arterial Compliance.” AMERICAN JOURNAL OF HYPERTENSION 15:358-363, (No. 4, Part 1), 2002.

Gadegbeku, C.A.; Dhandayuthapani, A.; Sadler, Z.E.; Egan, B.M. “Raising Lipids Acutely Reduces Baroreflex Sensitivity.” AMERICAN JOURNAL OF HYPERTENSION 15:(No. 6), 479-485, 2002.

Morgan, D.R.; McVeigh, .E.; Ellen, P.; Trimble, M.; Hamilton, P.; Dixon, L.J.; Silke, B.; Hayes, J.R. “Early Vascular Abnormalities and De Novo Nitrate Tolerance in Diabetes Mellitus.” JOURNAL OF HYPERTENSION 20:(Suppl. 4), S55, 2002.

Lewanczuk, R.Z.; Romney, J. “Early Reductions in Vascular Compliance in Type 1 Diabetes.” JOURNAL OF HYPERTENSION 20:(Suppl. 4), S70, 2002.

Longo, D.; Toffanin, G; Fiorillo, G.; Bertolo, O.; Garbelotto, .; Palatini, P. “Both Capacitative and Oscillatory Compliances Are Reduced in Young Subjects with State 1 Hypertension.” JOURNAL OF HYPERTENSION 20:(Suppl. 4), S71, 2002.

Lewanczuk, R.Z. “Mechanisms of Acute Versus Chronic Antihypertensive Effects of Losartan.” JOURNAL OF HYPERTENSION 20:(Suppl. 4), S217, 2002.

         Of the 156 peer-reviewed published articles and abstracts which cover our technology, our methodology and/or the benefits of blood vessel elasticity assessment, 58 articles or abstracts utilized the CVProfilor® DO-2020 or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our Product in these publications provides credibility to our technology and the utility of our Product in screening for cardiovascular disease.

MARKETING, SALES AND DISTRIBUTION

         According to the Heath Care Finance Administration (“HCFA”), the U.S. spent more than $1.2 trillion on health care in 1999 and that figure is anticipated to rise to about $1.7 trillion by the year 2004. Cardiovascular disease alone is expected to account for some $329.2 billion in 2002, with $214.0 billion spent on heart disease, according to American Heart Association 2002 estimates. Although significant advances have been achieved for the prevention and treatment of heart attacks and strokes during the past two decades, these diseases remain among the leading causes of death in the U.S. and many other countries. Additional statistics which influence our marketing plan include:

•	According to the American Heart Association, cardiovascular disease has been the leading cause of death in the United States every year since 1900, accounting for more than one-half of all deaths (over one million) every year;

•	More than one million U.S. citizens suffer heart attacks annually, and it is the first sign of cardiovascular disease in 20% to 40% of these patients (Sources: 1997 Heart and Stroke Statistical Update, American Heart Association 1996; and Johns Hopkins Coronary Heart Disease monograph);

•	According to a 1998 estimate by the American Heart Association, about 50 million adults (approximately 25% of the adult U.S. population) are currently diagnosed with high blood pressure, with nearly 75% of those (or about 37.5 million) not properly treated for the condition;

•	According to The Johns Hopkins White Papers on Hypertension (1998), an additional 30 million U.S. adults are estimated to have “high-normal or borderline” hypertension;

•	Hypertension or high blood pressure is present in more than 50% of Americans age 60 or older (Source: Archives of Internal Medicine, Volume 157, Number 6, March 24, 1997);

•	According to the World Heart Federation (News Release, 5 June 2001), women are eight times as likely to die form heart disease and stroke as breast cancer and ovarian cancer combined;

•	Stroke accounts for about one in every 14.3 deaths in the United States (Sources: 2002 Heart and Stroke Statistical Update, American Heart Association);

•	According to a March 1997 survey by the Pharmaceutical Research and Manufacturers of America, research expenditures within the U.S. by all research-based pharmaceutical companies were estimated to be $30 billion for 2001;

•	Cardiovascular disease claims more lives in the U.S. than the next seven leading causes of death combined (Source: Web Site, Agingsociety.org);

•	Cardiovascular research and development was estimated to cost approximately $3.1 billion to $3.97 billion (or 16% to 21% of all U.S. research and development spending) for 1997 (Source: Parexel’s Pharmaceutical R&D Statistical Sourcebook, 1997);

•	During 1998, more than 180 million adults in the seven major global markets including the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, suffered from hypertension, and the market for anti-hypertensive therapy and medication is expected to reach about $22 billion by the year 2008 (Source: Decision Resources, Inc., Hypertension Report, 1999);

•	India has the largest number of people with hypertension, diabetes and coronary artery disease in the world (Source: DiabetesIndia.com);

•	Cardiovascular disease is the leading cause of death in Korea. Of the approximate 47 million people living in South Korea, 25 percent of the adult population (35-59 years old) suffer from hypertension and 5 percent suffer from diabetes (Source: Korea Institute for Health and Social Affairs, 1995);

•	Cardiovascular disease is the leading cause of death worldwide, accounting for about 14.3 million deaths in 1996 and nearly half of these deaths (6.2 million) occurred in Asia. Based on existing data, cardiovascular disease appears to have rapidly emerged as an epidemic and it has become the leading cause of death in most economically developing countries (Source: Tulane University Medical Center, New Orleans, LA, News Release, January 2000);

•	Deaths from cardiovascular disease made up 40 percent of the total deaths in China in recent years with only one-third of the people over 35 years of age in Beijing and Shanghai having normal blood pressure (Source: Website “English.Peopledaily.com” news article dated 18 October 2001);

•	Stroke and coronary heart disease are the leading causes of cardiovascular disease death and illness in Southeast Asia. The number of people in China with hypertension (high blood pressure) had increased from 30 million in 1960 to 94 million in 1990 (Source: News Release from Tulane University Medical Center dated 20 January 2000);

•	According to World Health Organization estimates, 17 million people around the globe die of cardiovascular disease each year. In 1998 there were 7.3 million deaths from heart attack and 5.1 million from stroke. Another 15 million each year survive minor strokes. 600 million people with high blood pressure are at risk of heart attack, stroke and cardiac failure; and

•	The British Heart Foundation reported in 2000 that cardiovascular disease is the leading cause of death in Europe, accounting for over 4 million deaths each year. Nearly half (49 percent) of all deaths are from cardiovascular disease (55 percent of deaths in women and 43 percent of deaths in men). About half of all deaths from cardiovascular disease are from chronic heart disease and nearly one-third are from stroke.

         Cardiovascular disease is a major cause of death in nearly every developed country throughout the world. Because of the magnitude and impact cardiovascular disease has on the worldwide population, we believe that our Product offers a significant opportunity for providing a more accurate, cost-effective and efficient means with which to screen, risk-stratify and manage patients who may have underlying vascular disease and/or who have been diagnosed with cardiovascular disease.

The Research Market

         The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting clinical research trials relating to cardiovascular disease and treatment. These organizations are in the business of gathering large amounts of cardiovascular data from human research subjects, non-invasively. The CR-2000 Research System has been certified to carry a medical device CE Mark for Europe and it is being marketed for use by physicians throughout the European Union.

         According to the Pharmaceutical Research and Manufacturers of America, it costs a research-based drug company, on average, $802 million and about 15 years to get one new drug from the laboratory to the pharmacist’s shelf. Further, only five in every 5,000 to 10,000 chemical compounds that enter pre- or non-clinical testing are ultimately subjected to human testing, and only one in five of those is ultimately approved for administration to patients. We believe that the CR-2000 Research System provides an innovative means for gathering additional data and information during such critical clinical research endeavors.

         The clinical research market is diverse, with global pharmaceutical companies, the U.S. federal and foreign governments and medical device manufacturers funding the vast majority of these research endeavors. According to annual surveys by the Pharmaceutical Research and Manufacturers of America, pharmaceutical companies spent an estimated $30 billion on all research and development within the United States in 2001. In most cases, the direct costs of physician services and the costs of additional medical care due to these clinical research trials are paid directly to the provider organizations by the pharmaceutical study sponsors.

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

         Our experience with the CR-2000 Research System within these market segments has grown substantially during fiscal year 2002. The CR-2000 Research System is now being utilized in 24 countries throughout the world and its users have contributed more than 50 abstracts and publications to our bibliography of over 156 scientific abstracts, articles and presentations that reference either our CR-2000 Research System technology or our pulse contour analysis methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

         During fiscal years 2001 and 2002, five pharmaceutical firms and the National Institutes of Health/National Heart, Lung, and Blood Institute (“NIH/NHLBI”), the largest governmental clinical research agency, had deployed the CR-2000 Research System for use in multi-site clinical trials.

•	Alteon, Inc. used the CR-2000 Research System as part of its Advanced Glycosylation End products (A.G.E.) Crosslink Breaker’ ALT-711 new drug trial;

•	AstraZeneca, LP used the CR-2000 Research System to obtain additional data in its Trial Of Preventing Hypertension (“TROPHY”) study which was designed to investigate whether or not early treatment of subjects with high blood pressure can prevent or at least delay the onset of clinically detectable hypertension;

•	The National Institutes of Health/National Heart, Lung, and Blood Institute (“NIH/NHLBI”) used the CR-2000 Research System as one of the primary investigative clinical endpoints for its Multi-Ethnic Study of Atherosclerosis (“MESA”) research trial which is a ten-year, multi-site prospective clinical study involving approximately 6,000 subjects of varied ethnic background in an attempt to identify clinically useful procedures for predicting cardiovascular disease;

•	Parke-Davis used the CR-2000 Research System for a multi-site cardiovascular drug research trial as part of their ongoing clinical research investigations;

•	Pfizer, Inc. used the CR-2000 Research System for a large, multi-site (nationwide) cardiovascular drug research trial in order to obtain additional clinical research data and information regarding new pharmaceuticals agents which they have under development; and

•	Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug research trial.

         The inclusion during our fiscal years 2001 and 2002 of the CR-2000 Research System in these important pharmaceutical research trials, and the more than 50 scientific publications which are a result of its use, provide high-profile credibility and have promoted a greater awareness for the value of our blood pressure waveform analysis technology in the global medical marketplace.

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

         Also at the ASH meeting, Nathaniel Winer, M.D. and his colleagues at the University of Missouri School of Medicine (Kansas City) presented pioneering evidence that some healthy young women have reduced small artery elasticity indices compared to age-matched men, despite having lower blood pressure and more favorable cholesterol, insulin and homocysteine levels. This clinical research study offers a significant contribution to the medical importance and benefit of our technology as a key parameter for the early screening of women to detect cardiovascular disease.

         Additionally, clinical findings from a cardiovascular screening study were presented at the Seventeenth Annual Scientific Meeting of the American Society of Hypertension in New York during May 2002. Dr. Jay N. Cohn and other clinical researchers at the University of Minnesota Medical School, Department of Cardiology (Minneapolis) include arterial compliance measurements in a non-invasive testing array for early detection of cardiovascular disease. The testing array was used on over 300 individuals (60% male) between the ages of 21 and 79 years. In the first 300 patients screened, vascular and/or cardiac abnormalities (including large and small artery elasticity) were detected in over 60%, most of whom were unaware of and untreated for their disease. These data suggest a marked deficiency in detection of early disease and institution of effective therapy.

         Over the last 12 months, six important studies were published, which further emphasize the sensitivity of the C2-small artery elasticity index as an early marker for cardiovascular disease.

•	Dr. Eyal Leibovitz and others from the Department of Internal Medicine and the Institute of Physiologic Hygiene, Wolfson Medical Center (Holon, Israel) studied the effect of Atorvastatin (a statin drug commonly prescribed to lower cholesterol and reduce the prevalence of arthosclerotic events) on arterial compliance in patients with severe hypercholesterolemia. The data demonstrate that Atorvastatin improves the elasticity of small arteries and reduces systolic and diastolic blood pressure in patients with severe hypercholesterolemia.

•	Nathaniel Winer, M.D., Michael A. Weber, M.D. and James R. Sowers, M.D. from the Division of Endocrinology, Diabetes and Hypertension, SUNY Downstate Medical Center (New York) suggest that the measurement of vascular compliance has assumed increasing importance as a marker of early disease of the vascular wall, that it is a predictor of future vascular disease, and that it is clinically useful to monitor the effects of vasoactive agents on arterial wall stiffness. Their data shows the effects of the major classes of antihypertensive drugs on vascular compliance. They mention that these effects may differ depending on several factors including: the characteristics and the dose of the drug used, the route of administration, the degree of blood pressure reduction, the duration of treatment, and the age and health of the patient.

•	L. Michael Prisant, M.D., from the Department of Cardiology, Medical College of Georgia (Augusta, Georgia) and others studied arterial elasticity in normotensive and hypertensive individuals. They discovered that as the hypertension status worsened, large and small artery elasticity indices decreased, suggesting a potential for the diagnostic use of arterial elasticity determinations. They determined the CVProfilor® DO-2020 System to be safe and able to distinguish patients with varying degrees of hypertension based on the determination of large and small artery elasticity indices.

•	Dr. A.M. Wilson from St. Vincent’s Hospital (Melbourne, Australia) and colleagues studied the correlation between measured arterial elasticity and endothelial function using several techniques including ankle brachial index, pulse wave velocity, flow mediated dilation and intimal medial thickness. They discovered that small artery elasticity correlated with flow mediated dilation and large artery elasticity correlated with pulsewave velocity. They further state that abnormalities in arterial elasticity indicate vascular dysfunction and measures of these may be able to be used in assessing patients for the presence of vascular dysfunction enabling early diagnosis and targeted therapy.

•	Drs. Richard Lewanczuk and J. Romney from the Department of Medicine, University of Alberta (Edmonton, Alberta, Canada) studied changes in vascular compliance relating to the development of complications of hypertension in type 1 diabetic patients. These data demonstrate a reduction in both large and small artery compliance in apparently healthy, normotensive type 1 diabetics in the absence of overt complications. This study supports the contention that vascular changes begin at an early stage in type 1 diabetics and that such patients are therefore at higher cardiovascular risk from an earlier age as well.

•	D. Longo, M.D., and other clinical researchers from the Department of Clinical and Experimental Medicine, University of Padova (Italy) studied the relationship between arterial distensibility and hypertension in adult and elderly subjects. The data demonstrates that compliance of both large arteries and small arteries is decreased in the early stage of hypertension. Measures of arterial compliance appear to be more sensitive than pulse wave velocity in detecting abnormality.

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

HDI/PulseWave™ CR-2000 Research System

         The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through an international network of exclusive distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of July 1, 2002, the established price in the U.S. for the CR-2000 Research System is $22,250; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

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

         The CR-2000 Research System has a medical device CE Mark (CE0123) which allows it to be marketed throughout the European Union for both clinical research and patient use; however, it is being marketed “for research purposes only” within the U.S. (that is, not for screening, diagnosing or monitoring the treatment of patients). To date, we have executed distribution agreements covering the following countries: China, Taiwan, Italy, the United Kingdom, Germany, Austria, Belgium, Turkey, Norway, Pakistan, Greece, Korea and India. On January 8, 2001, we announced that our exclusive Japanese Distributor, Higa Medical Systems, had received approval from the Ministry of Health and Welfare (“MHW”) in Japan to import and market the CR-2000 Research System to physicians throughout Japan. Due to the acquisition of the medical division of our Japanese distributor, we are currently in the process of identifying a new Japanese distributor.

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

         During the 2002 fiscal year, we attended two key international medical conventions: the European Association for the Study of Diabetes (“EASD”) Meeting, September 9-13, 2001 in Glasgow, Scotland; and the combined meeting held June 23-27, 2002 of the 19th Scientific Meeting of the International Society of Hypertension (“ISH”) and the 12th European Meeting on Hypertension (“ESH”) in Prague, Czech Republic.

         Five abstracts were presented at the combined ISH/ESH Meeting, in Prague on June 23-27, 2002:

•	Clinical investigators from the Department of Clinical and Experimental Medicine at the University of Padova in Italy presented an abstract entitled, “Both Capacitive and Oscillatory Compliances are Reduced in Young Subjects with Stage I Hypertension,” in which they noted that arterial compliance or elasticity of both large and small arteries is decreased in the early stage of hypertension. They further stated that measures of arterial compliance derived from HDI’s methodology (that is, “pulse contour analysis”) appear to be more sensitive than pulse wave velocity (that is, the “augmentation index”) in detecting this abnormality.

•	Clinical researchers from the Department of Therapeutics and Pharmacology at Queen’s University of Belfast, Northern Ireland, presented an abstract entitled, “Early Vascular Abnormalities and De Novo Nitrate Tolerance in Diabetes Mellitus.” They commented in this abstract that HDI’s arterial waveform analysis methodology proved to be more sensitive in detecting early vascular abnormalities and tracking the hemodynamic effects of glyceryl trinitrate (a vasodilator) on patients with diabetes, before peripheral resistance becomes evident. They further stated that the diminished responsiveness of the arterial vasculature to organic nitrates may have therapeutic implications for the treatment of cardiovascular disease in diabetes mellitus.

•	Dr. Richard Z. Lewanczuk from the Department of Medicine at the University of Alberta in Edmonton, Canada, presented two abstracts. Collaborating with Dr. J. Romney, the findings presented in his first abstract entitled, “Early Reduction in Vascular Compliance in Type 1 Diabetes,” demonstrate a reduction in both large and small artery compliance or elasticity in apparently healthy, normotensive type 1 diabetics in the absence of overt clinical complications. Further, he stated that his research supports the contention that vascular changes begin at an early stage in type 1 diabetics and that such patients are therefore at higher cardiovascular risk from an earlier age as well.

•	Dr. Lewanczuk’s second abstract entitled, “Mechanisms of Acute Versus Chronic Antihypertensive Effects of Losartan®,” utilized the HDI/PulseWave™ CR-2000 Research System to assess cardiovascular variables post Losartan® dosing. He reported that Losartan® acutely lowers blood pressure as a result of a reduction in peripheral vascular resistance, but its antihypertensive effect chronically is due mainly to an enhancement of large artery compliance or elasticity.

•	Dr. Stephen P. Glasser (University of Minnesota Minneapolis) and his clinical colleagues utilized the HDI/PulseWave™ CR-2000 Research System in their study which was reported in an abstract entitled, “Effect of Doxazosin (DOX) on Arterial Elasticity: Functional Versus Structural Changes.” These researchers showed that DOX had a functional effect on large artery compliance, but a more lasting structural impact on small artery compliance.

CVProfilor® DO-2020 System

         On November 1, 2000, we obtained a 510(k) clearance from the FDA to market the CVProfilor® DO-2020 System in the U.S. for use by physicians and other health care providers to non-invasively screen patients for the presence of vascular disease. On March 16, 2001, we announced that a controlled launch of our FDA cleared CVProfilor® DO-2020 System was underway with the objective of validating pricing, marketing and reimbursement expectations within our U.S. target market of internal medicine, family practice and cardiology physicians prior to implementing a nationwide launch in July of 2001. During that controlled launch, we also introduced the CVProfilor® DO-2020 System to physicians at several key physician meetings: the American College of Cardiology (“ACC”) Meeting, held March 18-21, 2001 in Orlando, Florida; the Joint Annual Meeting of the American College of Physicians-American Society of Internal Medicine (“ACP-ASIM”), held March 29 to April 1, 2001 in Atlanta, Georgia; the American Society of Hypertension (“ASH”) Meeting, held May 15-19, 2001 in San Francisco, California; and the American Diabetes Association (“ADA”) Meeting, held June 22-24, 2001 in Philadelphia, Pennsylvania. During the course of our exhibition at these meetings, we conducted about 1,000 CVProfile™ tests on physicians who expressed an interest in our medical device. These medical conferences also provided us with eight presentations featuring our HDI/PulseWave™ CR-2000 Research System and two presentations featuring our CVProfilor® DO-2020 System, further supporting the importance of arterial elasticity measurement as a significant variable in cardiovascular disease evaluation, therapy and management.

         Capitalizing on the knowledge we gained during our fiscal year 2001 launch of the CVProfilor® DO-2020 System, we continued to introduce the CVProfilor® DO-2020 System to physicians at both regional and national meetings, including the Sierra Heart Institute meeting in Olympic Valley, California, held on September 28-29, 2001; the American Academy of Family Physicians (AAFP) held in Atlanta Georgia on October 4-7, 2001; the American College of Physicians, American Society of Internal Medicine (ACP-ASIM) meeting in Seattle Washington on October 19-20, 2001; the Southern Medical Association (SMA) meeting held in Nashville Tennessee on November 8-10, 2001; the Vascular Biology Conference held in Nashville Tennessee on November 8-10, 2001; the American Heart Association (AHA) meeting held in Anaheim, California on November 11-14, 2001; the Florida Lipids Association (FLA) meeting held in Ponte Vedra Beach, Florida on November 15-18, 2001 and the Pri-Med South meeting held in Fort Lauderdale, Florida on February 21-22, 2002. At the American College of Cardiology (ACC) meeting held in Atlanta, Georgia on March 17-19, 2002 and at the Designs for Health meeting held in San Diego, California on April 5-6, 2002, we provided CVProfile™ tests to physicians in the booth of Novartis Pharmaceuticals Corporation.

         During 2002, we attended the American College of Physicians, American Society of Internal Medicine (ACP-ASIM) meeting in Philadelphia, Pennsylvania held on April 11-13, 2002; the Designs for Health meeting held in Nashville, Tennessee on May 3-4, 2002; the Controversies in Cardiovascular Nutrition held at Stanford University Medical Center on May 4, 2002; the American Society of Hypertension (ASH) meeting held May 15-17, 2002 in New York, New York; the American Diabetes Association (ADA) meeting held in San Francisco, California on June 15-17, 2002; the Pri-Med Midwest meeting held in Rosemount, Illinois on June 20-22, 2002; and the combined meeting of the International Society of Hypertension and the European Society of Hypertension (ISH/ESH) meeting held in Prague, Czech Republic on June 23-27, 2002.

         In order to accelerate the rate of new technology acceptance in the medical marketplace, we are marketing the CVProfilor® DO-2020 System to physicians in the United States on a “per-patient-tested” rental basis. Utilizing a telephone modem incorporated within the CVProfilor® DO-2020 System Instrument, we can receive telephonic transmissions from physician use of the Product to our Central Data Management Facility (“CDMF”). The CDMF is able to track Product utilization and to invoice physician customers based on the number of CVProfile™ Reports they perform in their medical offices and clinics each month. The per-test fee is recognized as revenue when we determine that collectibility is probable, which currently is upon cash receipt. We also charge a minimum monthly fee that equates to a minimum number of uses on each CVProfilor® DO-2020 System assigned to physicians and other health care providers. Once the minimum monthly utilization is achieved, a “per-patient-tested” charge applies to all additional uses within each month. We believe that a “per-patient-tested” marketing strategy has a number of significant advantages over the more traditional product “sales” strategies. A “per-patient-tested” rental program allows the physician to:

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

         During fiscal year 2002, the U.S. introduction of the CVProfilor® DO-2020 System has been focused on marketing and education efforts involving U.S. physicians who risk-stratify patients with cardiovascular disease and who evaluate individuals at risk for developing vascular disease. In an effort to encourage rapid acceptance of the CVProfilor® DO-2020 System, we are offering the System to physicians on a “per-patient-tested” billing basis. Invoices for physician use of the CVProfilor® DO-2020 System are generated based on the number of CVProfile™ Reports that are transmitted to our CDMF each month. During phase three of our launch which will occur during our 2004 fiscal year, we intend to increase our market penetration established in phase two and to expand our Product’s clinical application into additional specialty markets.

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

         Also during fiscal year 2002, we began our direct-to-consumer offering of the CVProfilor® DO-2020 System during June of fiscal 2002 when HealthCheck Screening of Lake Oswego, Oregon, began including the CVProfilor® in their non-profit outreach community screening program. HealthCheck Screening partners with the local American Stroke Association and the American Heart Association to conduct these health screening programs. HealthCheck is the leading consumer-direct mobile health screening company in the Pacific Northwest offering three vascular tests, osteoporosis testing as well as cholesterol, glucose and liver function blood tests which are all CLIA (Clinical Laboratory Improvement Amendments) approved. Through education and affordable non-invasive screenings, HealthCheck’s goal is to increase awareness about cardiovascular disease and the steps that an individual can take to determine their risk levels, without a referral from a physician. HealthCheck’s screening tests are offered at a variety of venues including churches, community centers, senior centers and athletic clubs as well as through corporate-sponsored screenings. This direct-to-consumer marketing of the CVProfiler® DO-2020 System provides the “worried well” with access to cardiovascular disease screening in a community setting consistent with current American Heart Association guidelines recommending that every person in the United States be regularly evaluated for the risk of cardiovascular disease starting at the age of 20 years. (Source: Thomas A. Pearson, M.D., Ph.D., et al., AHA Guidelines for Primary Prevention of Cariovascular Disease and Stroke: 2002 Update - Consensus Panel Guide to Comprehensive Risk Reduction for Adult Patients Without Coronary or other Artherosclerotic Vascular Diseases. Circulation 106 (3): 388-391, 16 July 2002). Patients who are screened in these community settings are typically asked to share the results of their CVProfile™ with their physician and are given information that explains both the significance for arterial elasticity values and the methodology employed by the CVProfilor® DO-2020 System, providing us with additional patient-driven education of physicians regarding the value of elasticity assessment.

CVProfilor® MD-3000 System

         Following introduction of the CVProfilor® MD-3000 System at the combined meeting of the International Society of Hypertension and European Society of Hypertension in Prague, Czech Republic in June 2002, we began utilizing our network of independent international distributors to market it to cardiovascular specialists, cardiologists and primary care physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.

         Our primary focus will be on the use of our distribution network covering the European Union and Asia. The MD-3000 System is being sold to distributors who re-sell and service it in their territory. Our distributors have the right to set the selling price of the MD-3000 System within their assigned territory.

         Distributor appointments are generally based on the distributor’s ability to manage the financial aspects of currency fluctuations, their demonstration of ethical conduct consistent with U.S. business practices, their ability to market to and support key differences in physician practice patterns, their ability to assist us in obtaining sufficient MD-3000 System reimbursement as necessary and appropriate in their assigned territory, and their ability to satisfy government regulations pertaining to use of medical devices that exist within their territory. We prefer firms that distribute complementary cardiovascular or general medical products and that have the ability to designate specialist support for marketing the MD-3000 System.

Engineering

         From May 1996 to April 2001, we relied upon Solutions Engineering, Inc. (“SEI”), an external contract engineering firm based in the suburbs of St. Paul, Minnesota, for the design, prototyping and technical support of the CR-2000 Research System and the CVProfilor® DO-2020 System. For more than a decade, SEI provided product design and development services to several U.S. and international clients in the medical device and high-tech industrial marketplaces. Further, SEI developed product development processes, procedures and software systems which they used to organize, document and track their client’s product design, development and production projects.

         During April 2001, we hired two former employees of SEI who had been instrumental in the design, development and ongoing technical support of our Products. Incidental to the hiring of those SEI employees, we also acquired certain assets of SEI including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies. As a result, we now have a design and development engineering team working in support of our Products. Having a Vice President — Engineering and a Director of Software Engineering as employees offer a substantially greater amount and much more responsive degree of hardware and software support for our current Products. In addition, their hiring provides us a core engineering function to provide essential technical assistance and a continuity of engineering support for future product redesign projects as well as the design and development capability for undertaking new technologies and products.

Production

         The design, development and integration of all of the components necessary to fabricate and manufacture our Product was undertaken on our behalf by a contract design engineering firm as mentioned herein above. We have been producing CR-2000 Research Systems within our manufacturing facility since November 1998 and DO-2020 Physician Systems since March 2001. According to testing performed at TÜV Product Service, Inc., the CR-2000 Research System has been found to be in full compliance with all electromagnetic immunity and emissions requirements, and with the requirements for displaying the CE Mark. The CVProfilor® DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and is UL listed with a license to display the UL label.

         On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Service, Inc. Both our CR-2000 Research CardioVascular Profiling System and our MD-3000 System display the “CE0123” mark, indicating that they are certified for sale throughout the European Union and that the products comply with applicable electrical and mechanical safety standards.

         Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota. We receive and inspect all incoming component parts, inventory those components parts, undertake fabrication and assembly as required, and carefully and comprehensively test all complete System Instruments and Accessories. We then securely package and label Systems, and ship them throughout the U.S. and the world using facilities and equipment available in-house. All of these procedures are conducted in full compliance with the FDA’s Quality System Regulations (“QSR”). Further, the manufacturing facility is operated using a complete quality system approach which meets international standards and has been certified as being in compliance with ISO-9002, EN-46002 and ISO-13488 standards. Despite having a relatively small production staff, we believe that we can accommodate current requirements and should be able meet anticipated future needs to manufacture, test, package and ship all versions of the Product within our in-house facility.

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

         To the best of our knowledge and belief, there are no products which measure both C1-large and C2-small artery elasticity indices and which have also obtained either a CE Mark or FDA clearance to market in the U.S. Further, we are not aware of any other products being marketed which appear capable of providing both C1 and C2 elasticity indices as does our Product.

         We are aware of nine firms that are developing products that attempt to measure vascular elasticity and which may be viewed to a greater or lesser degree as competitive alternatives to our Products. These firms include: International Medical Device Partners (“IMDP”) located in Las Vegas, Nevada; Pulse Metric, Inc. (“PMI”) based in San Diego, California; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.) based in Sydney, Australia; Specaway Pty. Ltd. (St. Pauls, New South Wales, Sydney, Australia); Novacor (Paris, France); ARTECH Medical (formerly Colson/Dupont Medical), Pantin, France; Pie Medical, The Netherlands; Vasocor, Inc., Charleston, North Carolina; and Colin Medical Instruments Corp., Tokyo, Japan.

         Five of these companies have been cleared by the FDA. The CardioVision™ device requires the purchase of a separate personal computer (and the use of special software) which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the single large artery directly under an upper-arm blood pressure cuff unlike our Products which provide systemic elasticity indices of both large and very small arteries throughout the entire body. Another company, PMI, has a monitor which has only been cleared by the FDA for determining standard blood pressure measurements. However, the device can output blood pressure data to a computer which can then forward the data to PMI’s facilities in San Diego where it is analyzed to determine certain parameters including total or large artery compliance or elasticity. It has been determined that PMI has not been cleared by the FDA to generate these parameters since the FDA does not regulate such centralized computer operations.

         AtCor’s Medical Pty Ltd.’s device is intended to provide derived ascending aortic blood pressure waveforms, from which an augmentation index is derived, and a range of central arterial indices in those patients where information related to the ascending aortic pressure is desired, but in the opinion of the physician, the risks of an invasive intra-arterial pressure recording procedure are too great.

         Vasocor, Inc.’s device measures blood pressure values and heart pulse rates based on segmental measurement as well as provides an indication of arterial compliance. Vasocor Inc.’s device received FDA clearance on January 23, 2002.

         Colin Medical Instruments Corp. received FDA clearance for a monitor that is designed to assist in the detection of peripheral vascular diseases. In addition to measuring blood pressure, heart rate, pulse wave and heart sounds, the device is capable of calculating ankle-brachial index and pulse wave velocity. This device is used on adult patients only.

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

         On November 1, 2000, we were granted authorization to market our CVProfilor® DO-2020 System pursuant to a 510(k) submission. FDA clearances and approvals often include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly controls and prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

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

         Having achieved FDA 510(k) clearance to market the CVProfilor® DO-2020 System, we are able to interact with the American Medical Association (“AMA”) to determine whether the CVProfilor® DO-2020 System fits within any existing CPT codes or whether it requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the CVProfilor® DO-2020 System, we believe that it may take two or more years to obtain a CVProfilor® DO-2020 System technology-specific CPT code. During this time, physicians may be required to use a “miscellaneous” code for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer’s assessment of the procedure. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business.

         Most physicians using the CVProfilor® DO-2020 System are obtaining reimbursement under existing CPT codes. The level of physician reimbursement varies considerably by provider, by patient and by clinic.

Patents and Proprietary Technology

         Our success depends, in part, on our ability to maintain patent protection for our Product and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eight issued U.S patents, and we have obtained an exclusive license to utilize the intellectual property described within four other U.S. patents from the Regents of the University of Minnesota. Additionally, there are three issued patents (one each by Europe, Hong Kong and Japan) which also describe technology involving our Product and which offer us some further protection. These fifteen patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of our Product. The license from the University of Minnesota expires with the term of their patents (currently expected to be during 2016). One or more patent applications relating to these United States issued patents are currently pending in Germany, France and the United Kingdom. We also have several patent applications that are being drafted or that may have been submitted regarding other aspects and components of our Product. We can give no assurance that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us.

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

Employees and Consultants

         As of June 30, 2002, we employ 17 full-time employees which includes 4 employees in sales positions who are not based at our corporate headquarters in Eagan, Minnesota. We anticipate hiring additional employees as appropriate during the next 12 to 18 months primarily in the area of sales. We believe that our employee relations are good.

         In addition to vendors under contract to us for specific product-related tasks and the fabrication of Product components in accordance with our technical specifications, we have ongoing consultant relationships with several experts including the following:

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

Risks Related to Our Business

         We are currently in default of covenants of our outstanding 8% Convertible Notes which could seriously impact our ability to continue operations. We are in default of three covenants of our 8% Convertible Notes due March 27, 2005 (the “Notes”). These events of default are: (1) our Common Stock did not maintain a minimum bid price of $1.00 for a period of seven consecutive trading days; (2) our Common Stock is not in compliance with The Nasdaq SmallCap Market continued listing requirements because the bid price for our Common Stock was not at least $1.00 for thirty consecutive trading days; and (3) our shareholders did not approve a proposal on or before September 27, 2002 to allow the issuance of 20% or greater of our outstanding Common Stock issuable upon conversion of the Notes and the exercise of certain Common Stock purchase warrants also held by the Note holders, as required by both the Subscription Agreement and the rules of The Nasdaq SmallCap Market.

         As a result of the first two of these events of default noted above, a Note holder, at its option, may demand repayment in cash of 130% of the principal then outstanding and interest then remaining unpaid on the Note. As a result of the event of default relating to approval of our shareholders, a Note holder, at its option, may demand repayment in cash of 100% of the principal then outstanding and interest then remaining unpaid on the Note which cannot be converted into shares of our Common Stock due to the limitations of requirements of The Nasdaq SmallCap Market. As of September 27, 2002, $1,152,290 in principal remained outstanding on the Notes and $50,678 in accrued interest was unpaid. As of September 27, 2002, we have not received a demand for repayment of the Notes by any Note holder.

         We will seek to negotiate waivers by the Note holders of these events of default. If we are unable to obtain waivers, and should the Note holders demand repayment, it would have material adverse effects on our capital resources and our ability to continue operations would be materially adversely affected.

         Because we fail to meet Nasdaq’s listing requirements, we may be de-listed and our securities may then become illiquid. Our Common Stock, Redeemable Class A Warrants, Redeemable Class B Warrants and Units are each listed on The Nasdaq SmallCap Market. On August 27, 2002, we received a notice from The Nasdaq SmallCap Market advising us that because the bid price of our Common Stock was not at least $1.00 for thirty consecutive trading days, we do not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Nasdaq Marketplace Rules provide that we have 180 calendar days, or until February 24, 2003, to regain compliance with the requirement for continued listing relating to the minimum bid price, assuming that we maintain compliance with each of the other requirements for continued listing. Generally, unless otherwise determined by Nasdaq staff, compliance with the minimum bid price requirement can be demonstrated during the 180 calendar day period by our Common Stock maintaining a $1.00 minimum bid price for at least ten consecutive trading days.

         If we fail to regain compliance with the minimum bid price requirement or at any time fail to satisfy each of the other requirements for continued listing (including requirements related to minimum shareholders’ equity and market value of publicly held shares), our securities will be de-listed from The Nasdaq SmallCap Market. If de-listed from The Nasdaq SmallCap Market, our securities will likely be quoted in the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board. In addition, our securities would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our securities in the open market. There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share. Furthermore, the delisting of our Common Stock from The Nasdaq SmallCap Market would constitute a covenant default under the 8% Convertible Notes due March 27, 2005 and would entitle the holders of such Notes to demand repayment of 130% of the then-outstanding principal and interest then remaining unpaid.

         We have limited financial resources and need immediate additional financing to continue our business. Our ability to execute our business strategy, including marketing of our Product, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components, depends to a significant degree on our ability to obtain substantial financing immediately. We believe that our working capital will be sufficient to meet our operating needs for approximately the next seven months. We can give no assurance that these resources will be sufficient to execute the initial marketing of our Product or advance our business strategy to the point where we generate revenue from the use of our Product. Further, we do not expect revenue generated by our Product to be sufficient to meet our capital needs any time during the next seven months.

         Any unforeseen contingencies, including, but not limited to, a demand for repayment at 130% of the outstanding principal of our 8% Convertible Notes due March 27, 2005, unavailability of third party reimbursement, delayed or limited market acceptance, delays in establishment of distribution channels, shortage of System components or delays in manufacturing will reduce, and could even eliminate, our available capital for operations.

         Currently, we are considering all available alternatives to obtain additional funds. We may seek additional funds through an offering of our equity securities or by incurring additional indebtedness. We cannot assure you that any additional funds will be available or that sufficient funds will be available to us or that funds will be available in a timely way. Further, additional funds may not be available on terms acceptable to us or our security holders. Further, our efforts to raise additional funds may be hampered by covenants and restrictions relating to the 8% Convertible Notes and the possibility that our securities may be de-listed from The Nasdaq SmallCap Market due to our failure to comply with the requirements for continued listing. Any future capital that is available may be raised on terms that are dilutive to our security holders. Our business plan and financing needs are subject to change depending on, among other things, demand for repayment by the holders of the Notes, success of efforts to curtail expenses, market conditions, business opportunities and cash flow from operations, if any.

         We are presently generating only minimal revenues. We cannot assure you that we will ever be able to generate significant revenues, attain or maintain profitable operations or successfully implement our business plan or current development opportunities. As of June 30, 2002, we had an accumulated deficit of $(17,608,019) attributable primarily to research and development endeavors, sales and marketing activities, and general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

         We are marketing three versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System. While we expect the CVProfilor® DO-2020 System to generate the majority of our revenues in the future, to date it has generated only minimal revenues. Marketing and distribution activities have commenced in the U.S., as well as internationally, for the CR-2000 Research System, but the revenue we derive from the CR-2000 has been insufficient to make our operations profitable. The CVProfilor MD-3000 system, the international version of our CVProfilor® DO-2020 System, was released in June 2002 and has likewise generated only minimal revenue.

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

         Our success is dependent upon a single product line, the CVProfilor® DO-2020 System. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 to generate the majority of our revenues. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenues, if any. We have generated only minimal revenue to date from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this Product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. We cannot assure you that physicians will use the CVProfilor® DO-2020 System once it is placed in their offices. Because our revenue is based upon a fee charged per-patient-tested, the failure of physicians to use our CVProfilor® DO-2020 System would result in a material adverse effect on our financial results. Moreover, placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. Further, while we set a fee per-patient-tested for the CVProfilor® DO-2020 System that we believe is competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to raise or lower our fees or alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.

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

         We are unable to predict how quickly or how broadly any versions of our Product will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance will require that we educate the marketplace about the anticipated benefits associated with the use of our Product and may also require us to obtain and disseminate additional data acceptable to the medical community as evidence of our Product’s clinical benefits. Because our Product represents a new approach for evaluating vascular disease, there has been a greater reluctance to accept our Product than would occur with products utilizing more traditional technologies or methods of diagnosis. This has resulted, and may continue to result, in longer sales cycles and slower revenue growth than anticipated. We cannot assure you that we will be successful in educating the marketplace about our Product or that available data concerning these benefits will create a demand by the research or medical community for our Product. Furthermore, our Product will be substantially more expensive to operate than the traditional and relatively simple blood pressure testing instrument (that is, the sphygmomanometer). We cannot assure you that physicians will utilize the CVProfilor® DO-2020 System once installed in their offices, or that our services will be profitable to or become generally accepted by these physicians. In addition, our Product is premised on the medical assumption that a loss of arterial elasticity is an indicator of the early onset of vascular disease. While we believe, based on many clinical studies and trials, that the loss of arterial elasticity is indeed an indicator for the early onset of vascular disease, we cannot assure you that our claims will be fully accepted by the medical community, if at all.

         We are dependent upon third party reimbursement and/or direct patient payment for our revenues. Our financial performance depends on the availability of reimbursement, if any, for the cost of medical products and services from government health administration authorities, private health coverage insurers and other payer organizations. Our experience has shown that reimbursement for the cost of associated with the CVProfilor® DO-2020 System a varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. We cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenues. We cannot assure you that patients will be willing to pay for our Product at prices which will generate revenues for us, if at all. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.

         We operate in an intensely competitive market. Competition from medical devices that are used to screen patients with cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our Product will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which is substantially less expensive than our Product. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics and hospitals and other purchasing organizations which may act as a barrier to market entry for our Product. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing, marketing or obtaining third party reimbursement for their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

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

         We depend upon a limited number of suppliers for several key components. We currently obtain components which are only available from a limited number of suppliers. If in the future we are unable to obtain sufficient quantities of the components that meet our standards of reliability, accuracy and performance, or if we are unable to locate alternative sources of supply for the components in a timely and cost-effective manner, then it would adversely affect our operations. If the components are not available for our needs, our Product may be unavailable to sell to customers, customers may lose confidence in our Products and us, and we may need to make new regulatory applications to reflect changes in Product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

         Need to locate new supplier of sensor; failure to obtain this supply could materially affect our business. An integral component of our Product is our proprietary Arterial PulseWave™ Sensor (the “Sensor”). We currently obtain this Sensor through a manufacturing services agreement with Apollo Research Corp., our sole supplier. We have been advised by Apollo Research Corp. that they cannot assure us that they will continue business operations beyond a month-to-month basis. We believe we have an adequate supply of Sensors in our inventory to supply our needs for the immediate future. However, we cannot assure you that the inventory of Sensors will be adequate for our production needs. We are attempting to identify, qualify and place under contract a suitable secondary vendor for supply of this important component.

         In an attempt to mitigate the potential loss of this supplier, we have obtained the agreement and guarantee of the principals of Apollo Research Corp. that they will be personally responsible to provide repair, replacement and warranty services, at reasonable fixed fees, for a period of at least two years following the closure of Apollo Research Corp. in the event that it ceases business operations. Further, they have agreed and have already undertaken efforts to assist us by suggesting substitute vendors who may have the experience and capabilities to fabricate Sensors, by transferring to us the specific technical knowledge necessary and required to fabricate and test Sensors, by providing all current and detailed documentation and technical information required to fabricate Sensors in accordance with our specifications and calibration requirements, and by forwarding to us copies of all Sensor production records, history files, test reports and related records to enable us to certify that the Sensors used in our Products were manufactured, tested, calibrated, maintained and shipped to us in such a manner as to fully comply with all regulatory standards and requirements. The principals have also submitted to us the so-called “know-how” of the technology, procedures and techniques utilized by Apollo Research Corp. to fabricate and manufacture Sensors which includes, as a minimum, troubleshooting and design research, a listing of critical design parameters, product performance within and outside margins of error and the degree or margin of error which can be tolerated in such critical parameters. Finally, the principals and other inventors of the Sensor technology have assigned their rights in several U.S. and foreign patent applications and two issued U.S. patents to us. If in the future we are unable to obtain sufficient quantities of the Sensor from Apollo that meet our standards of reliability, accuracy and performance, or if we are unable to locate alternative sources of supply for the Sensor in a timely and cost-effective manner, then it would adversely affect our operations until new sources of the Sensor became available, if at all. In addition, while the Sensors utilized in prototypes and in initial and ongoing production units of our Product have performed reliably, we cannot assure you that reliable Sensors will be available continuously on a relatively large-scale commercial basis in the future. If the Sensors are not available for our needs, our Product may be unavailable to sell to customers, customers may lose confidence in our Products and our Company, and we may need to make new patent and regulatory applications to reflect changes in Product manufacturing with a new sensor, if available. If we are unable to obtain an adequate supply of Sensors meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

         We lack established sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System during December 1998 and currently have a limited sales force. We commenced marketing of the CVProfilor® DO-2020 System in March 2001 and have yet to generate any significant revenue based on placements of it. We have not yet fully developed a nationwide distribution network for our Product. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our Product. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our Product. Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our Product. Our ability to expand Product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

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

         In addition, the stock markets are experiencing significant price and volume fluctuations, resulting from a variety of factors both identifiable and unidentifiable, including general global market conditions, comparative prices of U.S. and foreign currency, changes in the national or global political environment, risk of war or other unrest, public confidence in the stock markets, regulation of or by the stock markets and the performance of certain industries. These significant market price and volume fluctuations result in change in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. These broad market fluctuations may result in the market price of our common stock falling abruptly and significantly or remaining significantly depressed.

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

         We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management and technical personnel, particularly our President, Greg H. Guettler, our Executive Vice President and Chief Technology Officer, Charles F. Chesney, D.V.M., Ph.D., R.A.C., and our Senior Vice President, Finance and Administration and Chief Financial Officer, James S. Murphy. We do not have key-person life insurance on Mr. Guettler, Dr. Chesney or Mr. Murphy. The employment agreements of Mr. Guettler, Dr. Chesney and Mr. Murphy have expired by their terms and therefore, such employees are employed at-will by us. Our future success will depend on our ability to attract and retain highly qualified personnel. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.

         If we are unable to protect our proprietary technology, our business will suffer. Our success depends, in part, on our ability to maintain patent protection for our Product and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eight issued U.S patents, and we have obtained an exclusive license to utilize the intellectual property described within four other U.S. patents from the Regents of the University of Minnesota. Additionally, there are three issued patents (one each by Europe, Hong Kong and Japan) which also describe technology involving our Product and which may offer us some further protection. These fifteen patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of our Product. One or more patent applications relating to certain U.S. issued patents are currently pending in Germany, France, Hong Kong and the United Kingdom. The license from the University of Minnesota expires with the term of their patents (currently expected to be during 2016).

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

         Beneficial ownership by management and provisions in our articles of incorporation may delay or prevent changes of control or in management. As of September 11, 2002, our officers and directors as a group beneficially owned 18.1% of our outstanding shares. Consequently, they are in a position to influence the outcome of shareholder votes, including the election of directors. In addition, our articles of incorporation provide that our Board of Directors will be divided into three classes, with each class to be elected in successive years for a term of three years. These factors and other provisions in our articles of incorporation could have the effect of delaying or preventing changes of control or in management.

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

         If we fail to meet foreign regulatory requirements, we will not be able to compete internationally. As a part of our marketing strategy, we intend to pursue commercialization of our Product in international markets. Our Product will be subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We cannot assure you that we will be able to meet export requirements or obtain necessary foreign regulatory clearances or approvals for our Product on a timely basis or at all. The facilities and manner in which we operate and do business involve a specific quality system and approach which is presently ISO-9002, EN-46002 and ISO-13488 registered. Our Product has been extensively tested and is entitled to be UL Listed (that is, the CVProfilor® DO-2020 System) or display the CE Mark (that is, CE0123) for the CVProfilor® CR-2000 Research System and the CVProfilor® MD-3000 System. Both the CVProfilor® CR-2000 Research System and the CVProfilor® MD-3000 System conform to European Council Directive 93/42/EEC regarding Medical Devices. Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

         No cash dividends. We have never paid cash dividends and do not anticipate paying any cash dividends on our securities in the foreseeable future. We anticipate that profits, if any, received from operations will be devoted to our future operations.

ITEM 2. Properties

         Subsequent to June 30, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/St. Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. The monthly gross rent, including basic operating expenses, is approximately $7,100. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3. Legal Proceedings

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

         Our Common Stock began trading on The Nasdaq SmallCap Market on August 7, 1998 under the symbol “HDII.” Prior to that date, there was no established trading market for our Common Stock. As of September 11, 2002, we estimate that there were approximately 1,750 holders of our Common Stock.

         The following table sets forth, for the periods indicated, the high and low sales price information for our Common Stock as reported by The Nasdaq SmallCap Market.

	Sales Price

Period	High	Low

July 1, 2000 – September 30, 2000	$8.438	$5.875

October 1, 2000 – December 31, 2000	8.375	4.750

January 1, 2001 – March 31, 2001	6.922	3.625

April 1, 2001 – June 30, 2001	5.300	3.020

July 1, 2001 – September 30, 2001	6.840	3.300

October 1, 2001 – December 31, 2001	6.000	3.280

January 1, 2002 – March 31, 2002	3.750	2.090

April 1, 2002 – June 30, 2002	3.000	.900

July 1, 2002 – September 11, 2002	1.220	.590

         We have not declared any dividends to date and do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         In connection with our initial engagement of Hyperion Partners Corp. pursuant to an engagement letter dated November 8, 2001, we issued an aggregate of 10,000 shares of our Common Stock and warrants to purchase an aggregate of 10,000 shares of our Common Stock to Paul T. Mannion, Andrew S. Reckles, Vincent S. Sbarra and Hyperion Holdings, LLC. Based on the manner of sale and representations of the offerees, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, the private placement was a transaction not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

         Pursuant to a Subscription Agreement dated March 27, 2002, we issued three-year 8% Convertible Notes to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Palisades Equity Fund, L.P., Ellis Enterprises Ltd. and Bristol Investment Fund, Ltd. (the “Investors”) in an aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into our Common Stock at a conversion price initially set at 80% of the average of the closing bid price of our Common Stock for the five trading days preceding March 27, 2002. The conversion price is subject to downward adjustment any time the closing bid price of our Common Stock is less than the initial conversion price for twenty consecutive trading days. In connection with the issuance of the Notes, we also issued to the Investors five-year warrants to purchase an aggregate of 250,000 shares of our Common Stock at an exercise price of $3.3925 per share of our Common Stock. In connection with the closing of the Subscription Agreement, we also issued a warrant to Hyperion Holdings, LLC to purchase 100,000 shares of our Common Stock at an exercise price of $3.245 per share of our Common Stock. Based on the manner of sale and representations of the Investors, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, the issuance of the Notes and Warrants pursuant to the Subscription Agreement was a transaction not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. We are currently marketing three versions of our Product: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States (that is, not for screening, diagnosing, or monitoring the treatment of patients). The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of Product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue. The CVProfilor® MD-3000 System is being marketed to physicians outside the United States. We believe that the CVProfilor® MD-3000 will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor® MD-3000 System has a medical device CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 will require certain regulatory approval for it to be marketed in other countries throughout the world.

Critical Accounting Policies

         The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

         Revenue Recognition. Revenue from the sale of equipment is recognized at the time of shipment in instances where we have evidence of a contract, the fee charged is fixed and determinable, and collection is probable. Equipment rental revenue is recognized when collection is probable, which is currently upon cash receipt. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 101.

         Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.

         Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Results of Operations

         As of June 30, 2002, we had an accumulated deficit of ($17,608,019), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

         The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2002 and 2001, respectively:

	Fiscal Year Ended June 30, 2002

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$549,198	$440,555	$108,643

Cost of Sales	101,612	86,192	15,420

Gross Profit	$447,586	$354,363	$93,223

	Fiscal Year Ended June 30, 2001

		Equipment	CVProfilor®DO-2020
	Total	Sales	Rental

Revenue	$2,047,304	$2,047,304	$—

Cost of Sales	466,313	466,313	—

Gross Profit	$1,580,991	$1,580,991	$—

         Total Equipment Sales Revenue for the fiscal year ended June 30, 2002 was $440,555, compared to $2,047,304 for the fiscal year ended June 30, 2001. This decrease is mainly due to our focus away from solely the sales of CR-2000 Research Systems to a combination of CR-2000 Research System sales and rental revenue from the placement of CVProfilor® DO-2020 Systems generating revenue on a per patient-tested rental program. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. This shift is our strategic focus began in the fourth quarter of fiscal year 2001. Placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 Systems by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of the CVProfilor® DO-2020 Systems and increasing the physician utilizations of such systems placed.

         For the fiscal year ended June 30, 2002, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $108,643. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

         Total expenses for the fiscal year ended June 30, 2002 were $6,438,524 compared to $4,040,900 for the fiscal year ended June 30, 2001. Approximately 1% of the $6,438,524 and 8% of the $4,040,900 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Fiscal Year Ended June 30

	2002	2001

Design and development of prototype devices and other enhancements and improvements	$28,957	$191,927

Recognized compensation cost for value of stock options granted in lieu of cash compensation	11,870	123,090

Total research and development expenses	$40,827	$315,017

         The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30

	2002	2001

Wages, related expenses and benefits	$1,159,032	$1,020,124

Patents and related expenses	37,184	72,136

Outside consultants	2,475,486	136,917

Rent-building/equipment and utilities	124,457	112,170

Insurance-general and directors/officers liability	70,997	55,343

Selling, marketing and promotion, including applicable wages	1,542,440	1,571,796

Legal and audit/accounting fees	186,907	150,042

Royalties	16,476	61,419

Depreciation and amortization	187,095	124,898

Convertible debt private placement expenses	275,598	—

Other-general and administrative	322,025	421,038

Total selling, general and administrative expenses	$6,397,697	$3,725,883

         Our number of employees decreased from twenty-one as of June 30, 2001 to seventeen as of June 30, 2002.

         Outside consultants expense increased from $136,917 for the fiscal year ended June 30, 2001 to $2,475,486 for the fiscal year ended June 30, 2002. Included in the $2,475,486 expense amount are non-cash expense charges of $2,348,100 that relate to the fair value of Common Stock and warrants issued to certain parties for investor communications and public relations consulting services.

         For the fiscal year ended June 30, 2002, convertible debt private placement expenses amounted to $275,598, consisting of finders fees of $180,000 and legal fees of $95,598. These expenses relate to the March 27, 2002 private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000.

         Selling, marketing and promotion expense decreased from $1,571,796 for the fiscal year ended June 30, 2001 to $1,542,440 for the fiscal year ended June 30, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.

         Interest income was $56,353 and $205,058 for the fiscal years ended June 30, 2002 and 2001, respectively.

         Interest expense was $435,081 for the fiscal year ended June 30, 2002. A further breakdown of the components of interest expense is as follows:

Convertible Notes Payable

8% interest on outstanding principal balances from March 27, 2002 (closing date) to June 30, 2002	$37,721

Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	102,121

Fair value basis allocation to the beneficial conversion price of the debt at the date of closing (March 27, 2002)	295,239

Total Interest Expense	$435,081

         Net loss was $(6,369,666) and $(2,254,851) for the fiscal years ended June 30, 2002 and 2001, respectively. For the fiscal year ended June 30, 2002, basic and diluted net loss per share was $(1.07), based on weighted average shares outstanding of 5,956,067. For the fiscal year ended June 30, 2001, basic and diluted net loss per share was $(.42), based on weighted average shares outstanding of 5,371,111.

Liquidity and Capital Resources

         Cash and cash equivalents had a net decrease of $(2,060,826) for the fiscal year ended June 30, 2002. The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $(3,404,658); increase in accounts receivable — $233,592; increase in inventory — $320,814; increase in prepaids and other current assets - $196,659; increase in deferred revenue — $104,500; net cash provided by financing activities – proceeds from issuance of notes payable — $2,000,000. For the fiscal year ended June 30, 2001, cash and cash equivalents had a net decrease of $(133,681). The significant elements of this change were as follows: net cash used in operating activities – net loss, as adjusted for non-cash items, of $(2,006,863); increase in inventory — $132,756; increase in accounts payable — $71,018; net cash used in investing activities – purchase of property and equipment — $175,764; net cash provided by financing activities – issuance of Common Stock — $2,100,363.

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

         On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into our Common Stock at a conversion price initially set at $2.5072. This conversion price is subject to downward adjustment because the closing bid price of our Common Stock was less than $2.5072 for twenty consecutive trading days. The new conversion price is 80% of the average of the closing bid prices of our Common Stock for the last 5 consecutive trading days of any 20 consecutive trading day period. In connection with the private placement, we also issued to the investors five-year warrants to purchase an aggregate of 250,000 shares of our Common Stock. The warrants have an exercise price of $3.3925, which is 115% of the closing bid price of our Common Stock as of the closing date.

         On April 5, 2002, we filed a Registration Statement on Form S-3 relating to the offering of 2,356,073 Redeemable Class B Warrants (the “Class B Warrant”) to eligible holders of our Redeemable Class A Warrants (the “Class A Warrant”). On June 6, 2002, we filed a Pre-Effective Amendment No. 1 to the registration statement. The registration statement was declared effective by the U.S. Securities and Exchange Commission on June 6, 2002. In connection with the effectiveness of the registration statement and effective June 6, 2002, we reduced the exercise price of our Class A Warrant from $5.15 to $1.80 per share of Common Stock issuable upon exercise of the Class A Warrant and reduced the exercise price of our Class B Warrant from $5.85 to $2.00 per share of Common Stock issuable upon exercise of the Class B Warrant. On June 6, 2002, we also extended the expiration date of the Class A Warrant from July 22, 2002 to August 7, 2002. Effective July 25, 2002 we reduced the exercise price of the Class A Warrant from $1.80 to $1.25 per share of Common Stock issuable upon exercise of the Class A Warrant and reduced the exercise price of our Class B Warrant from $2.00 to $1.50 per share of Common Stock issuable upon exercise of the Class B Warrant. On September 11, 2002, we extended the expiration date of the Class B Warrant offering to October 22, 2002 and likewise extended the expiration date of the Class A Warrant to October 22, 2002. There can be no assurance we will raise any capital from this offering.

         As of June 30, 2002, we have cash and cash equivalents of $1,824,238, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next seven months following June 30, 2002. We are currently implementing a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. We are seeking additional financing for working capital and are considering all possible financing alternatives, the receipt of which cannot be assured. No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Further, our efforts to raise additional funds may be hampered by covenants and restrictions relating to the 8% Convertible Notes and the possibility that our securities may be de-listed from The Nasdaq SmallCap Market due to our failure to comply with the requirements for continued listing.

         Our financing needs are based upon management estimates as to future revenue and expense. Further, our financing needs assume that no demand for repayment is made by any or all of the holders of our 8% Convertible Notes. Because of our default of covenants relating to these Notes, a holder of the Note, at its option, may demand payment of 130% of the then-outstanding principal and accrued interest. As of September 27, 2002, $1,152,290 in principal and $50,678 in accrued interest was outstanding on the Notes. Any demand for repayment of the Notes, without additional financing, would adversely affect our ability to continue operations. We are seeking waivers of the events of default under the Notes, receipt of which cannot be assured. Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, the success of our offering to our Class A Warrant holders which is due to expire on October 22, 2002 and our ability to materially increase the revenue generated by our CVProfilor® DO-2020 System and other cash flow from operations. These matters raise doubt about the Company’s ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2002 and 2001

Hypertension Diagnostics, Inc.

Financial Statements
Years Ended June 30, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Hypertension Diagnostics, Inc.

         We have audited the balance sheets of Hypertension Diagnostics, Inc. as of June 30, 2002 and 2001, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and does not have sufficient liquidity to continue operations for at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Minneapolis, Minnesota
August 9, 2002

Hypertension Diagnostics, Inc.

Balance Sheets

	June 30

	2002	2001

Assets

Current Assets:

Cash and cash equivalents	$1,824,238	$3,885,064

Accounts receivable	279,609	46,017

Interest receivable	5,070	8,436

Related party note receivable	117,000	—

Inventory	1,394,191	1,298,178

Prepaids and other current assets	89,338	9,679

Total Current Assets	3,709,446	5,247,374

Property and Equipment:

Leasehold improvements	17,202	17,202

Furniture and equipment	1,074,468	841,933

Less accumulated depreciation	(505,283)	(309,567)

	586,387	549,568

Patents, net of accumulated amortization of $42,005 and $35,205 at June 30, 2002 and 2001, respectively	3,400	10,200

Other Assets	6,730	6,730

Total Assets	$4,305,963	$5,813,872

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$149,306	$238,797

Accrued payroll and payroll taxes	224,515	192,593

Convertible notes payable	1,268,119	—

Deferred revenue	69,667	—

Other accrued expenses	58,433	48,697

Total Current Liabilities	1,770,040	480,087

Deferred Revenue, less current portion	34,833	—

Shareholders’ Equity:

Preferred Stock, $.01 par value:

Authorized shares—5,000,000

Issued and outstanding shares—none	—	—

Common Stock, $.01 par value:

Authorized shares—25,000,000	64,956	56,843

Issued and outstanding shares—6,495,577 and 5,684,329 at June 30, 2002 and 2001, respectively	64,956	56,843

Additional paid-in capital	20,044,153	16,527,165

Deferred compensation	—	(11,870)

Accumulated deficit	(17,608,019)	(11,238,353)

Total Shareholders’ Equity	2,501,090	5,333,785

Total Liabilities and Shareholders’ Equity	$4,305,963	$5,813,872

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30

	2002	2001

Revenue	$549,198	$2,047,304

Cost of Sales	101,612	466,313

Gross Profit	447,586	1,580,991

Expenses:

Research and development	40,827	315,017

Selling, general and administrative	6,397,697	3,725,883

Total Expenses	6,438,524	4,040,900

Operating Loss	(5,990,938)	(2,459,909)

Other Income (Expense):

Interest income	56,353	205,058

Interest expense	(435,081)	—

Net Loss	$(6,369,666)	$(2,254,851)

Basic and Diluted Net Loss per Share	$(1.07)	$(.42)

Weighted Average Shares Outstanding	5,956,067	5,371,111

See accompanying notes.

Hypertension Diagnostics, Inc.

Statement of Shareholders’ Equity

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at June 30, 2000	5,173,697	$51,737	$14,211,307	$(83,210)	$(8,814,651)	$5,365,183

Value of stock options granted in lieu of cash compensation	—	—	51,750	—	—	51,750

Amortization of deferred compensation	—	—	—	71,340	—	71,340

Stock options exercised	50,518	505	123,524	—	—	124,029

Class A Redeemable Warrants exercised, net of expenses of $73,062	396,669	3,967	1,966,184	—	—	1,970,151

Stock warrants exercised	63,445	634	174,400	—	(168,851)	6,183

Net loss	—	—	—	—	(2,254,851)	(2,254,851)

Balance at June 30, 2001	5,684,329	56,843	16,527,165	(11,870)	(11,238,353)	5,333,785

Value of stock options, Common Stock and warrants issued in lieu of cash	220,000	2,200	2,345,900	(2,348,100)	—	—

Amortization of deferred compensation	—	—	—	2,359,970	—	2,359,970

Conversion of notes payable and accrued interest into Common Stock	574,748	5,748	517,628	—	—	523,376

Stock options exercised	16,000	160	39,862	—	—	40,022

Class A Redeemable Warrants exercised	500	5	2,570			2,575

Convertible notes payable — beneficial conversion and warrant valuation			611,028			611,028

Net loss	—	—	—	—	(6,369,666)	(6,369,666)

Balance at June 30, 2002	6,495,577	$64,956	$20,044,153	$—	$(17,608,019)	$2,501,090

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Year Ended June 30

	2002	2001

Operating Activities:

Net loss	$(6,369,666)	$(2,254,851)

Adjustments to reconcile net loss to net cash used in operating activities:

Value of stock options, Common Stock and warrants issued in lieu of cash	2,359,970	123,090

Depreciation	195,716	118,098

Amortization	6,800	6,800

Amortization of debt discount	102,121	—

Interest expense — convertible debt fair value allocation to beneficial conversion price	295,239	—

Interest expense — converted to Common Stock	5,162	—

Change in operating assets and liabilities:

Accounts receivable	(233,592)	25,005

Interest receivable	3,366	(6,094)

Related party note receivable	(117,000)	—

Inventory	(320,814)	(132,756)

Prepaids and other current assets	(79,659)	3,254

Accounts payable	(89,491)	71,018

Accrued payroll and payroll taxes	31,922	(57,684)

Deferred revenue	104,500	—

Other accrued expenses	9,736	45,840

Net cash used in operating activities	(4,095,690)	(2,058,280)

Investing Activities:

Purchase of property and equipment	(7,733)	(175,764)

Net cash used in investing activities	(7,733)	(175,764)

Financing Activities:

Issuance of Common Stock	42,597	2,100,363

Proceeds from issuance of convertible notes payable	2,000,000	—

Net cash provided by financing activities	2,042,597	2,100,363

Net decrease in cash and cash equivalents	(2,060,826)	(133,681)

Cash and cash equivalents at beginning of period	3,885,064	4,018,745

Cash and cash equivalents at end of period	$1,824,238	$3,885,064

Supplemental Schedule of Noncash Financing Activities:

Conversion of notes payable and accrued interest into Common Stock	$523,376	$—

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2002

1. Organization and Significant Accounting Policies

Description of Business

         Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. Prior to October 1, 2000, the Company was considered to be a development stage company.

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2002 and 2001, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

         The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Revenue Recognition

         Equipment Sales Revenue is recognized at the time the product is shipped. Equipment Rental Revenue is recognized when collectibility is probable, which currently is upon cash receipt. Shipping and handling costs are included as cost of equipment sales.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

1. Organization and Significant Accounting Policies (Continued)

Inventory

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

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

Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FASB 123), but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2. Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to continue as a going concern. The Company continues to explore possible financing alternatives.

         Because of uncertainties regarding the achievability of additional financing, no assurance can be given as to the Company’s ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Income Taxes

         At June 30, 2002, the Company has net operating loss carryforwards totaling approximately $13,909,000 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

2010	$548,000

2011	364,000

2012	772,000

2013	1,109,000

2019	2,124,000

2020	3,253,000

2021	2,132,000

2022	3,607,000

$13,909,000

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

3. Income Taxes (Continued)

         Components of deferred tax assets are as follows:

	June 30

	2002	2001

Loss carryforwards	$5,563,000	$4,121,000

Less valuation allowance	(5,563,000)	(4,121,000)

Net deferred tax assets	$—	$—

4. Convertible Notes Payable

         On March 27, 2002, the Company completed a private placement to five investors consisting of 8% Convertible Notes in the aggregate principal amount of $2,000,000. The Convertible Notes are due on March 27, 2005 and bear interest at an annual rate of 8%. At the date of any conversion of the Convertible Notes to shares of Common Stock, the investor(s) can elect to receive the applicable accrued interest in cash or shares of Common Stock. The Convertible Notes are not secured. The Convertible Notes are convertible into the Company’s Common Stock at a conversion price initially set at 80% of the average of the closing bid price of the Company’s Common Stock for the five trading days preceding the closing date. As of March 27, 2002, the conversion price was $2.5072. The conversion price is subject to downward adjustment if the closing bid price of Common Stock is less than the initial conversion price for twenty consecutive trading days. In connection with the private placement, the Company also issued to the investors five-year warrants to purchase an aggregate of 250,000 shares of Common Stock. The warrants have an exercise price of $3.3925, which was 115% of the closing bid price of Common Stock as of the closing date.

         During the period March 27, 2002 through June 30, 2002, $518,213 of Convertible Notes principal, and $5,163 of accrued interest relating to this principal amount, were converted into 574,748 shares of Common Stock. The Company determined that the warrants had a fair value of $315,789, which was recorded as a discount against the carrying value of the Convertible Notes. The Debt Discount is being amortized on a straight-line basis over three(3) years, the term of the debt agreement, and as the debt is converted. As of June 30, 2002, the balance of the Convertible Notes Payable is $1,481,787 and the Debt Discount is $213,668.

5. Shareholders’ Equity

         In July and August 1998, the Company issued 2,587,500 units, each consisting of one share of Common Stock and one Redeemable Class A Warrant (the “Class A Warrant”) which entitles the holder to purchase one share at an exercise price of $5.50 per share, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the Common Stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice must precede redemption by 30 days and must be sent within 10 business days of the 14 consecutive trading day period. Effective January 23, 2001, the Company reduced the exercise price of the Class A Warrant from $5.50 to $5.15 per share of Common Stock. Effective June 6, 2002, the Company reduced the exercise price of the Class A Warrant from $5.15 to $1.80 per share of Common Stock. Effective July 25, 2002, the Company reduced the exercise price of the Class A Warrant from $1.80 to $1.25 per share of Common Stock. The reduction in exercise price will continue until the expiration of the Class A Warrants, which has been extended to October 22, 2002.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

5. Shareholders’ Equity (Continued)

         During the fiscal year ended June 30, 2001, 396,669 Class A Warrants were exercised resulting in net proceeds to the Company of $1,970,151. Of these net proceeds, $1,964,371 were a result of the Company’s offering of Redeemable Class B Warrants (the “Class B Warrant”) to those holders of the Class A Warrants who properly exercised a Class A Warrant during the offering period of January 23, 2001 through March 26, 2001. 395,618 Class A Warrants were exercised at $5.15 per share of Common Stock and, accordingly, 395,618 Class B Warrants were issued. The Class B Warrants have an exercise price of $5.85 per share of Common Stock and are subject to redemption by the Company for $.01 per Warrant provided that the closing bid price of the Common Stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days. Effective June 6, 2002, the Company reduced the exercise price of the Class B Warrant from $5.85 to $2.00 per share of Common Stock. Effective July 25, 2002, the Company reduced the exercise price of the Class B Warrant from $2.00 to $1.50 per share of Common Stock. The Class B Warrants expire on January 23, 2006.

         During the fiscal year ended June 30, 2001, certain private placement warrants and underwriter’s warrants and employee stock options were exercised resulting in total proceeds to the Company of $130,212. During the fiscal year ended June 30, 2002 certain employee stock options were exercised resulting in total proceeds to the Company of $40,022.

6. Stock Options and Warrants

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

         A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2000	8,500	381,500	$2.33

Granted	(9,900)	9,900	5.86

Exercised	—	(7,500)	2.97

Canceled/forfeited	1,500	(1,500)	2.69

Balance at June 30, 2001	100	382,400	2.41

Granted	(15,000)	15,000	2.20

Exercised	—	(6,000)	2.80

Canceled/forfeited	26,400	(26,400)	4.02

Balance at June 30, 2002	11,500	365,000	2.28

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

6. Stock Options and Warrants (Continued)

         At June 30, 2002, there were 365,000 options outstanding having exercise prices between $2.00 and $7.31 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of five years. The number of options exercisable as of June 30, 2002 and 2001 were 251,500 and 225,300, respectively, at weighted average exercise prices of $2.29 and $2.34 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the years ended June 30, 2002 and 2001 was $1.36 and $3.25 per share, respectively.

         On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company, up to a maximum of 750,000 shares. Stock options may be either qualified or nonqualified for income tax purposes. On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000. The 1998 Option Plan is administered in a similar manner to the 1995 Option Plan.

         A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2000	431,020	318,980	$3.52

Granted	(353,200)	353,200	4.85

Exercised	—	(19,000)	2.97

Canceled/forfeited	38,500	(38,500)	2.94

Balance at June 30, 2001	116,320	614,680	4.34

Additional shares reserved	500,000	—

Granted	(102,500)	102,500	2.10

Exercised	—	(5,000)	2.94

Canceled/forfeited	92,500	(92,500)	5.04

Balance at June 30, 2002	606,320	619,680	3.88

         At June 30, 2002, there were 619,680 options outstanding having exercise prices between $1.00 and $6.12 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of three years. The number of options exercisable as of June 30, 2002 and 2001 were 437,780 and 326,887, respectively, at weighted average exercise prices of $4.07 and $3.94 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 2002 and 2001 was $1.28 and $2.66 per share, respectively.

         At June 30, 2002, the Company had also granted a total of 1,106,257 options outside the 1995 Option Plan and the 1998 Option Plan. These options have exercise prices between $1.70 and $3.70 and a weighted average remaining contractual life of three years. The number of non-Plan options exercisable at June 30, 2002 and 2001 were 1,106,257 and 1,111,257, respectively, at weighted average exercise prices of $1.80 and $1.80, respectively. There were no non-Plan options granted during the years ended June 30, 2002 and 2001, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

6. Stock Options and Warrants (Continued)

         For the years ended June 30, 2002 and 2001, the Company recognized expense of $11,870 and $123,090, respectively, related to the granting of options for consulting services provided to the Company. For the year ended June 30, 2002, the Company recognized expense of $2,348,100 related to the fair value of Common Stock and warrants issued to certain parties for investor communications and public relations consulting services.

         Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal year 2002 and fiscal year 2001 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility

June 30, 2002	5.0%	None	5 years	.697

June 30, 2001	5.5%	None	5 years	.586

         The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with FASB 123, the net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts for the years ended June 30, 2002 and 2001:

	Year Ended June 30

	2002	2001

Net Loss:

As Reported	$(6,369,666)	$(2,254,851)

Pro Forma	(6,616,167)	(2,543,711)

Basic and Diluted Net Loss per Share:

As reported	$(1.07)	$(0.42)

Pro forma	(1.11)	(0.47)

         In connection with private equity offerings, the Company issued warrants to placement agents to purchase shares of Common Stock at an exercise price of $4.95 per share. The number of placement agent warrants exercisable at June 30, 2002 is 47,260. These warrants expire in February and March of 2004.

         In connection with the Company’s initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit. Each unit consists of one share of Common Stock and one Redeemable Class A Warrant, exercisable at a purchase price of $5.50 per share, at any time prior to July 22, 2002. Effective January 23, 2001, the Company reduced the exercise price of the Redeemable Class A Warrant from $5.50 to $5.15 per share of Common Stock. Effective June 6, 2002, the Company reduced the exercise price of the Class A Warrant from $5.15 to $1.80 per share of Common Stock. Effective July 25, 2002, the Company reduced the exercise price of the Class A Warrant from $1.80 to $1.25 per share of Common Stock. The reduction in exercise price will continue until the expiration of the Class A Warrants, which has been extended to October 22, 2002. The number of underwriter warrants exercisable at June 30, 2002 is 308,884. These warrants expire in July 2003.

         During fiscal year 2002, the Company issued a total of 420,000 warrants which remain outstanding at June 30, 2002. These warrants have exercise prices between $3.245 and $10.00 and expire as follows: July 2004 – 300,000; September 2004 – 10,000; November 2004 – 10,000 and March 2005 – 100,000. The Company incurred $2,348,100 of expense during fiscal year 2002 in connection with the issuances of these warrants.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

7. License Agreement

         In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtain a United States patent on any of the technology covered under the agreement (which, in fact, occurred). Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists.

8. Related Party Note Receivable

         In December 2001, the Company entered into a $117,000 full recourse note agreement with a shareholder of the Company. Collateral for this note is 45,063 shares of the Company’s Common Stock. The note bears interest at an annual rate of 8% and, as of June 30, 2002, is due on demand.

9. Employee Benefit Plan

         The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan requires mandatory contributions by the Company. The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral which does not exceed 3% of employee’s compensation. This matching contributions expense amounted to $46,486 and $30,279 in fiscal years 2002 and 2001, respectively.

10. Commitments

         Subsequent to June 30, 1997, the Company entered into a noncancelable operating lease agreement for office/warehouse space. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Rent expense was $113,217 and $102,141 in fiscal years 2002 and 2001, respectively.

         The following is a schedule of future minimum lease payments due as of June 30, 2002:

Year ending June 30:

2003	$90,296

2004	29,181

$119,477

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

11.     Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter

June 30, 2002

Revenue	$92	$232	$95	$130

Gross Profit	70	191	83	104

Net(Loss)	(2,110)	(1,201)	(1,725)	(1,334)

Basic and Diluted Net (Loss) per Share	(.36)	(.20)	(.29)	(.22)

June 30, 2001

Revenue	$449	$1,204	$303	$91

Gross Profit	374	908	239	60

Net Income (Loss)	(347)	1	(757)	(1,152)

Basic and Diluted Net Income (Loss) per Share	(.07)	.00	(.14)	(.20)

12. Subsequent Events

         The Company is a party to a Subscription Agreement dated as of March 27, 2002 (the “Subscription Agreement”) with the subscribers named therein for a private placement to five investors of three-year 8% Convertible Notes (the “Notes”) in the original aggregate principal amount of $2,000,000. One of the events of default specified in the Notes is the failure of the Company to comply with the requirements for continued listing on The Nasdaq SmallCap Market for a period of seven (7) consecutive trading days. Because the minimum bid price of the Company’s Common Stock was not at least $1.00 for the seven consecutive trading days ended July 23, 2002, the Company is in default of this Note covenant. As a result of the event of default, a Note holder, at its option, may demand repayment in cash of 130% of the principal then outstanding and interest then remaining unpaid on the Note. As of July 23, 2002, $1,471,787 in principal remained outstanding on the Notes and $40,087 in accrued interest was unpaid.

         Another event of default specified in the Notes is notification from The Nasdaq SmallCap Market that the Company is not in compliance with the conditions for continued listing on The Nasdaq SmallCap Market. On August 27, 2002, the Company received a notice from The Nasdaq SmallCap Market advising the Company that because the bid price of the Company’s Common Stock was not at least $1.00 for thirty (30) consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. Because of receipt of this notice from Nasdaq, the Company is in default of the Notes. The Nasdaq Marketplace Rules provide that the Company has 180 calendar days, or until February 24, 2003, to regain compliance with the requirement for continued listing relating to the minimum bid price. Generally, unless otherwise determined by Nasdaq staff, the violation of the minimum bid price requirement can be cured during the 180 calendar day period by our Common Stock maintaining a $1.00 minimum bid price for at least ten (10) consecutive trading days.

         As a result of these events of default, a Note holder, at its option, may demand repayment in cash of accrued interest and 130% of the principal outstanding. As of September 27, 2002, $1,152,290 in principal remained outstanding on the Notes and $50,678 in accrued interest was unpaid. As of September 27, 2002, the Company has not received a demand for repayment of the Notes by any Note holder. The Company will seek to negotiate waivers by the Note holders of these events of default. The inability of the Company to obtain waivers for the events of default under the Notes will have a material adverse effect upon the Company’s ability to continue operations.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

12. Subsequent Events (Continued)

         Pursuant to the Subscription Agreement and certain shareholder approval requirements of The Nasdaq SmallCap Market, the Company must obtain approval of its shareholders to issue shares of its Common Stock upon conversion of the Notes and exercise of Common Stock purchase warrants equal to 20% or more of its outstanding Common Stock as of March 27, 2002. The failure of the Company to obtain the approval of its shareholders of this issuance of Common Stock by September 27, 2002 is deemed an “Approval Default” under the Notes and Common Stock purchase warrants. Because the Company did not obtain approval of its shareholders by September 27, 2002, the Company is in default of this covenant. In the event of an Approval Default, the Note holders may demand repayment, in cash and within 10 days, of all of the then-outstanding principal amount of the Notes, including any accrued but unpaid interest, which cannot be converted into shares of our Common Stock due to the 19.9% limit of requirements of The Nasdaq SmallCap Market.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The following table provides information about our current directors, executive officers and key consultant:

Name	Age	Position	Director Since

Kenneth W. Brimmer(1)(2)	47	Chairman of the Board of Directors	1995

Greg H. Guettler	48	President and Director	1997

Charles F. Chesney, D.V.M., Ph.D., R.A.C.	59	Executive Vice President, Corporate Secretary, Chief Technology Officer and Director	1988

James S. Murphy	58	Senior Vice President, Finance and Administration and Chief Financial Officer	—

E. Paul Maloney	49	Vice President – Engineering	—

Jay N. Cohn, M.D.(1)(2)	72	Chief Medical Consultant, Chairman of the Scientific and Clinical Advisory Board and Director	1988

Stanley M. Finkelstein, Ph.D.	61	Chief Technical Consultant	—

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

         Kenneth W. Brimmer – Mr. Brimmer was elected to our Board of Directors in November 1995, and was elected Chairman by our Board on June 5, 2000. Since December 2001, Mr. Brimmer has served as Chief Manager of Brimmer Company, LLC. Mr. Brimmer was CEO of Active IQ Technologies, Inc. from April 2000 to December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception during 1995. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997. Mr. Brimmer also currently serves as Chairman of the Board of Directors for the following corporations: Active IQ Technologies, Inc., Entrx Corporation and Sterion Incorporated.

         Greg H. Guettler – Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 20 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, Mr. Guettler was a senior manager at Universal Hospital Services, Inc. (“UHS”), a nationwide provider of medical devices and “per-use” device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS’s alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory, sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).

         Charles F. Chesney, D.V.M., Ph.D., R.A.C. – Dr. Chesney served as our President and Chief Executive Officer from our inception in 1988 until January 1, 1996, when he became our Executive Vice President and Chief Technology Officer. He has been a member of our Board of Directors since its inception in July 1988 and has been our Corporate Secretary since December 1988. From 1978 until 1997, Dr. Chesney was a consultant to P-T Consulting Associates, Inc., a biomedical research, product development and consulting firm, which he owns. From 1984 to 1987, Dr. Chesney was employed by the 3M Company as Research and Development Manager for 3M/Riker Laboratories in its Pharmaceutical and Health Care Divisions. Dr. Chesney is the founder of and provided the management for a software systems firm which offers data base management systems to large drug and chemical companies. For more than 15 years he was employed by pharmaceutical firms in the field of drug safety and regulatory toxicology and pathology. He is the author of more than 35 scientific publications in the field of medical pathology, toxicology and cardiovascular physiology. Dr. Chesney is a member of more than 30 professional societies and has been engaged in new product research and development in the pharmaceutical, medical device and bio-technology industries since 1974. He is an inventor regarding some of our cardiovascular profiling technology and is named as such on more than 10 patents issued in the U.S. and in foreign countries. During 1991, Dr. Chesney became “Board Certified” in regulatory affairs (“R.A.C.”) by the Certification Board of the Regulatory Affairs Professional Society. Dr. Chesney holds the degree of Doctor of Veterinary Medicine from the University of Minnesota-St. Paul (1970) and a Ph.D. in Medical Pathology with a minor in Cardiovascular Physiology from the University of Wisconsin-Madison (1973).

         James S. Murphy – Mr. Murphy joined us as Vice President of Finance and Chief Financial Officer during May 1996. In March 2000, his title was changed to Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, he was a tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently named Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy currently serves on the Board of Directors of Lightning Rod Software, Inc. Mr. Murphy is a member of the American Institute of Certified Public Accountants as well as the Minnesota Society of CPAs. He holds a Bachelor of Science degree from Saint John’s University in Collegeville, Minnesota (1966) and a Master of Business Administration degree (M.B.A.) from the University of Minnesota (1968).

         E. Paul Maloney – Mr. Maloney joined us during April 2001 as Vice President – Engineering. Previously, Mr. Maloney was President, Chief Engineer and owner of Solutions Engineering, Inc. (“SEI”), a product design and development firm serving the medical device industry. SEI was founded in 1991, and was responsible for developing several medical products for its U.S. and European clients including drug delivery systems, blood gas monitors, blood flow monitors, electro-surgical devices, web enabled ECG monitors and gene therapy systems. Prior to founding SEI, Mr. Maloney was Director of Engineering and then Vice President of Vasamedics, Inc. (1988-1990) where he was engaged in developing a new laser doppler device, and he was Team Leader for Nicolet Phoenix/Nicolet Instrument, Inc. (1986-1988) where he participated in the design and development of the first digital hearing aid. He was a Staff Engineer and subsequently an Engineering Manager of the Medical Division for TSI, Inc. (1983-1986) and an Electronics Engineer at Honeywell Avionics, Inc. in Minneapolis (1979-1983). Mr. Maloney holds a Bachelor of Science degree in Electronics Engineering from the Institute of Technology at the University of Minnesota (1979).

         Jay N. Cohn, M.D. – Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and he was Head of its Cardiovascular Division from 1974 through 1997. Dr. Cohn discovered that arterial elasticity indices could be determined from blood pressure waveforms in the late 1970’s and he is a co-inventor of the pulse contour analysis technology used in our CardioVascular Profiling System Products. Dr. Cohn is our Chief Medical Consultant and has been a consultant to several pharmaceutical firms both in the U.S. and overseas. He became the Chairman of our Scientific and Clinical Advisory Board during 1996. Dr. Cohn is a past President of the American Society of Hypertension, the International Society of Hypertension and the Heart Failure Society of America, and is a member of some 17 professional societies. He is immediate past editor-in-chief of the Journal of Cardiac Failure, has authored almost 600 scientific articles, is a member of the editorial board of 15 professional journals and co-edited the recent second edition of the textbook, Cardiovascular Medicine. Dr. Cohn also serves on the Board of Directors of CDPI, Inc. Dr. Cohn received his M.D. degree from Cornell University (1956).

         Stanley M. Finkelstein, Ph.D. – Dr. Finkelstein is our Chief Technical Consultant. Dr. Finkelstein has been employed by the University of Minnesota since 1977, and is a Professor of Laboratory Medicine and Pathology in the Medical School. He has also been Associate Director of the Division of Health Computer Sciences within the Department of Laboratory Medicine and Pathology since 1982. He served as Director of Graduate Studies for the graduate programs in Biomedical Engineering and Health Informatics for many years. Dr. Finkelstein is the author more than 120 scientific articles in professional journals and technical conference proceedings on subjects relating to arterial vascular compliance, pulmonary disease, medical informatics and data management. He has also presented data and information related to these subjects at more than 100 conferences and technical meetings. Dr. Finkelstein is a co-inventor of the technology used in our CardioVascular Profiling System Products. Dr. Finkelstein earned his Ph.D. in Electrical Engineering and Systems Science Bioengineering from the Polytechnic Institute of Brooklyn, located in Brooklyn, New York (1969).

Scientific and Clinical Advisory Board

         In order to provide us with a wide range of scientific and clinical advice, our Board of Directors appointed Dr. Jay N. Cohn to become the Chairman for an Advisory Board of cardiovascular experts. The Scientific and Clinical Advisory Board meets once or twice yearly and serves to provide us with advice regarding advances in the field of arterial elasticity and to review results and new developments associated with our technology. Under some circumstances, members of the Scientific and Clinical Advisory Board may be asked to test our products in their own laboratories: The following persons serve on our Scientific and Clinical Advisory Board:

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) under the Securities Exchange Act of 1934, our executive officers, directors and 10% shareholders are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in our Common Stock. To our knowledge, all persons required to file reports pursuant to Section 16(a) made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2002.

ITEM 10. Executive Compensation

         The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Greg H. Guettler, our President and our only other executive officers whose total cash compensation exceeded $100,000 (the “Named Executive Officers”) in fiscal year 2002.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
		Annual Compensation
	Fiscal Year			Securities	All Other
Name and Principal Position	Ended June 30	Salary	Bonus	Underlying Options	Compensation

Greg H. Guettler	2002	$152,113	$—	25,000	—

President	2001	150,113	21,932	30,000	—

	2000	140,400	13,868	25,428	—

Charles F. Chesney	2002	152,113	—	25,000	—

Executive Vice President, Secretary	2001	148,562	20,872	30,000	—

And Chief Technology Officer	2000	136,827	14,929	25,428	—

James S. Murphy	2002	140,160	—	25,000	—

Senior Vice President, Finance and	2001	140,160	20,800	30,000	—

Administration and Chief Financial	2000	127,839	12,300	23,124	—
Officer

E. Paul Maloney(1)	2002	140,000	—	—	—

Vice President – Engineering	2001	35,000	—	60,000	—

	2000	—	—	—	—

(1)	Mr. Maloney joined the Company on April 2, 2001 and his compensation for the fiscal year ended June 30, 2001 is reflective of this partial year of compensation.

         The following table provides information about stock option grants made during the fiscal year ended June 30, 2002 to each of the Named Executive Officers.

Option Grants In Fiscal Year 2002

	Number of Securities	Percent of Total Options
	Underlying Options	Granted to Employees in	Exercise or Base
Name	Granted	Fiscal Year	Price ($/Share)	Expiration Date

Greg H. Guettler	25,000	23.3%	$1.00/share	6/11/2012

Charles F. Chesney	25,000	23.3%	$1.00/share	6/11/2012

James S. Murphy	25,000	23.3%	$1.00/share	6/11/2012

E. Paul Maloney	—	—	—	—

         The following table summarizes stock option exercises during the fiscal year ended June 30, 2002 and the total number of options held as of June 30, 2002 by the Named Executive Officers.

Aggregated Option Exercises in Fiscal Year 2002 and
Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at June 30, 2002		Options at June 30, 2002(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Greg H. Guettler	—	—	134,428	95,000	$0	$0

Charles F. Chesney	—	—	317,474	65,000	0	0

James S. Murphy	—	—	123,124	35,000	0	0

E. Paul Maloney	—	—	24,000	36,000	0	0

(1)	The values have been calculated based on the closing bid price for our Common Stock as of June 28, 2002 (before payment of applicable income taxes).

Employment Agreements

         On December 22, 1999, we entered into employment agreements with Charles F. Chesney, Greg H. Guettler and James S. Murphy, each with a two (2) year term. Charles F. Chesney serves as our Executive Vice President, Chief Technology Officer and Secretary. Greg H. Guettler serves as our President. James S. Murphy serves as our Senior Vice President, Finance and Administration and Chief Financial Officer. These employment agreements have expired by their terms and therefore, such employees are employed at-will by us.

         On March 28, 2001, we entered into an employment agreement with E. Paul Maloney with a two (2) year term. Pursuant to the agreement, Mr. Maloney serves as our Vice President – Engineering with a base salary of $140,000. The agreement provides for increases in base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive options to purchase our Common Stock. The agreement contains non-compete and confidentiality provisions which prohibit Mr. Maloney from disclosing our confidential information and competing with us or soliciting our employees for a period of one year after the termination of his employment with us. If the agreement is terminated without cause before the two-year period expires, we are obligated to continue making base salary payments until the expiration of the agreement or for a period of one year, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we are obligated to pay a severance payment based upon the base salary.

Director Compensation

         Members of the Board of Directors receive no cash compensation for such service. We have established, for our non-employee directors, an option-based compensation policy providing that each newly appointed or elected non-employee director will be granted a ten-year option, vesting over four years, for 20,000 shares of our Common Stock, exercisable at the fair market value of such stock on the date of grant of the option. In addition, each such non-employee director will be granted an additional option for 3,000 shares of our Common Stock at the end of each year of service, vested as of the date of grant, for a ten-year term exercisable at the fair market value of our Common Stock on the date of grant. Also, the Chairman of the Board of Directors will be granted an additional option for 1,000 shares of our Common Stock at the end of each year of service, vested as of the date of grant, for a ten-year term exercisable at the fair market value of our Common Stock on the date of grant. For the fiscal year ended June 30, 2002, the following members of the Board of Directors were granted options:

	Number of Securities	Exercise or Base
Name	Underlying Options Granted	Price ($/Share)

Kenneth W. Brimmer	3,000	$4.02

	1,000	$4.02

Jay N. Cohn	3,000	$4.02

Melville R. Bois(1)	3,000	$4.02

(1)	Resigned from the Board of Directors effective December 15, 2001.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table presents, as of September 11, 2002, certain information regarding beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, MN 55121.

	Shares Beneficially Owned

		Shares Acquirable		Percentage
Name of Beneficial Owner	Shares	within 60 Days(1)	Total	Beneficially Owned

Greg H. Guettler	25,000	168,428	193,428	2.7%

Charles F. Chesney	59,000	332,474	391,474	5.3%

James S. Murphy	54,000	123,124	177,124	2.5%

E. Paul Maloney	500	24,000	24,500	*

Jay N. Cohn	104,174	466,211	570,385	7.6%

Kenneth W. Brimmer	54,500	81,500	136,000	1.9%

Stanley M. Finkelstein, Ph.D. Health Informatics Division, Box 609 UMHC, 420 Delaware St. S.E., Minneapolis, Minnesota 55455	54,383	257,688	312,071	4.3%

Wayne W. Mills(2) 5020 Blake Rd. S Edina, MN 55436	318,000	85,000	403,000	5.7%

All Officers and Directors as a Group (6 persons)	297,174	1,195,737	1,492,911	18.1%

*	Less than 1%.

(1)	Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Based on an Amendment No. 2 to Schedule 13G filed with the U.S. Securities and Exchange Commission on behalf of Mr. Mills on February 14, 2002.

ITEM 12. Certain Relationships and Related Transactions

         On October 30, 1995, we entered into a four-year consulting agreement with Jay N. Cohn, M.D., a member of our Board of Directors. Dr. Cohn is also one of our founders and serves as our Chief Medical Consultant and Chairman of our Scientific and Clinical Advisory Board. The agreement was cancelable for any reason by either us or Dr. Cohn upon 60 days prior notice. Under the terms of the agreement, we agreed to grant Dr. Cohn nonqualified stock options to purchase 449,265 shares, which are exercisable for a period of ten years at an exercise price of $1.70 per share, to serve as clinical liaison and spokesman for our arterial compliance technology and to use his best efforts to forward the research, clinical penetration and marketing of our Products. All of the shares underlying these options have been fully vested.

         On August 28, 1998, our Board of Directors agreed to amend Dr. Cohn’s consulting agreement. Under the amended consulting agreement, Dr. Cohn will perform marketing, sales and public relations activities. As consideration for such additional services, we have agreed to grant to Dr. Cohn an option to purchase 100,000 shares of Common Stock under our 1998 Stock Option Plan, with an exercise price equal to $3.656 per share (which was the fair market value of the Common Stock on the date of grant). The option vests in three equal annual installments commencing on the date of grant. The consulting agreement has been extended through August 2001.

         On April 12, 2001, we granted Mr. Kenneth W. Brimmer, our Chairman of the Board of Directors, an option to purchase 25,000 shares of our Common Stock at $3.70 per share for his recent and future assistance with our marketing efforts.

         On June 11, 2001, we entered into an employment agreement with Ronald J. Cacicia with a one-year term. Under that agreement, Mr. Cacicia was to serve as our Vice President – Sales and Marketing and receive a base salary of $120,000. The agreement provided for increases to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our Common Stock. Further, the agreement had non-compete and confidentiality provisions that prohibited Mr. Cacicia from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement was terminated without cause before the one-year term expired, we would be obligated to continue making base salary payments until the expiration of the agreement or for a period of six months, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we would be obligated to pay a severance payment based upon the base salary. Mr. Cacicia ceased serving as our Vice President – Sales and Marketing effective August 15, 2001.

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

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Document	Incorporated By Reference To:

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998 (the “1998 Registration Statement”)

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement. May 19, 1998 (the “1998 Registration Statement”)

3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement. May 19, 1998 (the “1998 Registration Statement”)

4.1	Specimen of Common Stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Form of Redeemable Class A Warrant Agreement	Exhibit 4.2 of the Company’s 1998 Registration Statement.

4.3	Specimen of Redeemable Class A Warrant Certificate	Exhibit 4.3 of the Company’s 1998 Registration Statement.

4.4	Specimen of Unit Certificate	Exhibit 4.4 of the Company’s 1998 Registration Statement.

4.5	Amendment No. 1 to the Redeemable Class A Warrant Agreement dated as of January 23, 2001, by and between the Company and Firstar Bank, N.A.	Exhibit 4.7 of the Company’s Current Report on Form 8-K dated January 23, 2001.

4.6	Amendment No. 2 to the Redeemable Class A Warrant Agreement, dated as of June 6, 2002, by and between the Company and U.S. Bank, N.A.	Exhibit 4.1 of the Current Report on Form 8-K dated June 6, 2002.

4.7	Amendment No. 3 to the Redeemable Class A Warrant Agreement, dated as of July 25, 2002, by and between the Company and U.S. Bank, N.A.	Exhibit 4.1 of the Current Report on Form 8-K dated July 25, 2002.

No.	Document	Incorporated By Reference To:

4.8	Amendment No. 4 to the Redeemable Class A Warrant Agreement, dated as of September 11, 2002, by and between the Company and Mellon Investor Services LLC.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2002.

4.9	Redeemable Class B Warrant Agreement, dated as of January 4, 2001, by and between the Company and Firstar Bank, N.A.	Exhibit 4.5 of the Company’s Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

4.10	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

4.11	Amendment No. 1 to the Redeemable Class B Warrant Agreement dated as of March 13, 2001, by and between the Company and Firstar Bank, N.A.	Exhibit 4.8 to the Company’s Current Report on Form 8-K dated March 13, 2001.

4.12	Amendment No. 2 to the Redeemable Class B Warrant Agreement, dated as of June 6, 2002, by and between the Company and U.S. Bank, N.A.	Exhibit 4.2 of the Current Report on Form 8-K dated June 6, 2002.

4.13	Amendment No. 3 to the Redeemable Class B Warrant Agreement, dated as of July 25, 2002, by and between the Company and U.S. Bank, N.A.	Exhibit 4.2 of the Current Report on Form 8-K dated July 25, 2002.

4.14	Form of Warrant Expiring July 2, 2004	Exhibit 4.2 of the Registration Statement on Form S-3 (File No. 333-72118)

4.15	Form of 8% Convertible Note	Exhibit 10.2 of the Current Report on Form 8-K dated March 27, 2002.

4.16	Form of Common Stock Purchase Warrant	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.17	Form of Warrant issued to Hyperion Holdings, LLC	Exhibit 10.4 of the Registration Statement on Form S-3 (File No. 333-86658)

4.18	Form of Warrant issued in connection with Engagement Letter dated November 8, 2001 by and between the Company and Hyperion Partners Corp.	Exhibit 10.5 of the Registration Statement on Form S-3 (File No. 333-86658)

10.1	1995 Long-Term Incentive and Stock Option Plan	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.4	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.5	Employment Agreement between Charles F. Chesney, D.V.M., Ph.D., R.A.C. and the Company, dated October 30, 1995	Exhibit 10.5 of the Company’s 1998 Registration Statement.

10.6	Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated October 30, 1995	Exhibit 10.8 of the Company’s 1998 Registration Statement.

10.7	Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated effective August 31, 1998	Exhibit 10.14 of the Company’s Form 10-QSB for the quarter ended December 31, 1998.

No.	Document	Incorporated By Reference To:

10.8	Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated October 30, 1995	Exhibit 10.9 of the Company’s 1998 Registration Statement.

10.9	Consulting Agreement between Melville R. Bois and the Company, dated January 1, 1996	Exhibit 10.10 of the Company’s 1998 Registration Statement.

10.10	Office Lease Agreement, dated as of October 24, 1997	Exhibit 10.11 of the Company’s 1998 Registration Statement.

10.11	Manufacturing Services Agreement between Altron, Inc. and the Company, dated July 15, 1997	Exhibit 10.12 of the Company’s 1998 Registration Statement.

10.12	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.

10.13	April 16, 1999, Amendment to Employment Agreement of Charles F. Chesney, D.V.M., Ph.D. R.A.C	Exhibit 10.13 to the Company’s Annual Report on Form 10KSB for the fiscal year ended June 30, 1999.

10.14	Employment Agreement between Charles F. Chesney, D.V.M., Ph.D, R.A.C. and the Company, dated December 22, 1999	Exhibit 10.18 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.15	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999	Exhibit 10.19 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.16	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999	Exhibit 10.20 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.17	First Amendment to Office Lease Agreement, dated as of July 31, 2000	Exhibit 10.21 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

10.18	Employment Agreement between E. Paul Maloney and the Company, dated March 28, 2001	Exhibit 10.22 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

10.19	Consulting Agreement dated July 9, 2001 by and between the Company and Redwood Consultants, LLC	Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-72118)

10.20	Term Note dated October 11, 2001 by Redwood Consultants, LLC and the Company	Exhibit 10.2 of the Registration Statement on Form S-3 (File No. 333-72118)

10.21	Guaranty dated October 11, 2001 by Jens Dalsgaard, Anthony D. Altavilla and The Anthony D. and Leslie T. Altavilla Revocable Trust, UTA 03/06/2001	Exhibit 10.3 of the Registration Statement on Form S-3 (File No. 333-72118)

10.22	Pledge Agreement dated October 11, 2001 by Jens Dalsgaard	Exhibit 10.4 of the Registration Statement on Form S-3 (File No. 333-72118)

10.23	Pledge Agreement dated October 11, 2001 by The Anthony D. and Leslie T. Altavilla Revocable Trust, UTA 03/06/2001	Exhibit 10.5 of the Registration Statement on Form S-3 (File No. 333-72118)

10.24	Letter Agreement dated as of October 19, 2001 from Jens Dalsgaard, The Anthony D. and Leslie T. Altavilla Revocable Trust, UTA 03/06/2001 and Jeff Lamberson	Exhibit 10.6 of the Registration Statement on Form S-3 (File No. 333-72118)

10.25	Letter Agreement dated as of March 15, 2002 from the Company to Jens Dalsgaard, The Anthony D. and Leslie T. Altavilla Revocable Trust, UTA 03/06/2001 and Jeff Lamberson	Exhibit 10.1 of the Current Report on Form 8-K dated March 15, 2002.

No.	Document	Incorporated By Reference To:

10.26	Subscription Agreement dated as of March 27, 2002 by and between Hypertension Diagnostics, Inc. and the subscribers thereto	Exhibit 10.1 of the Current Report on Form 8-K dated March 27, 2002.

23.1	Consent of Independent Auditors	Attached hereto.

(b)  Reports

         The Company filed the following Current Reports on Form 8-K during the last quarter covered by this Form 10-KSB:

•	Current Report on Form 8-K dated April 30, 2002 reporting the declaration of effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-86658) which registered for resale 1,970,000 shares of the Company’s Common Stock for issuance upon conversion of those certain three-year 8% Convertible Notes.

•	Current Report on Form 8-K dated May 20, 2002 reporting the declaration of effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-88152) which registered for resale an additional 1,750,000 shares of the Company’s Common Stock for issuance upon conversion of those certain three-year 8% Convertible Notes.

•	Current Report on Form 8-K dated June 6, 2002 reporting: (a) the declaration of effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-85632) relating to the offering of 2,356,073 Redeemable Class B Warrants; (b) the Company reduced the exercise price of its Class B Warrant from $5.85 to $2.00; and ( c) the Company reduced the exercise price of its Class A Warrant from $5.15 to $1.80.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ GREG H. GUETTLER

GREG H. GUETTLER, President (Principal executive officer)

Dated: September 30, 2002

         In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 30, 2002.

         Each person whose signature appears below constitutes and appoints Greg H. Guettler and Kenneth W. Brimmer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Chairman of the Board of Directors

/s/ GREG H. GUETTLER Greg H. Guettler	President and Director (Principal executive officer)

/s/ CHARLES F. CHESNEY Charles F. Chesney	Executive Vice President, Secretary, Chief Technology Officer and Director

/s/ JAMES S. MURPHY James S. Murphy	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal financial officer)

/s/ JAY N. COHN Jay N. Cohn	Director

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant To
18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 906 Of The Sarbanes-Oxley Act Of 2002

         I, Greg H. Guettler, the President of Hypertension Diagnostics, Inc. (the “Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Greg H. Guettler

Greg H. Guettler Title: President, Hypertension Diagnostics, Inc. Dated: September 30, 2002

         I, James S. Murphy, the Chief Financial Officer of Hypertension Diagnostics, Inc. (the “Company”) in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James S. Murphy

James S. Murphy Title: Chief Financial Officer, Hypertension Diagnostics, Inc. Dated: September 30, 2002

I, James S. Murphy, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Hypertension Diagnostics, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal year presented in this annual report;

Date: September 30, 2002

/s/ James S. Murphy

James S. Murphy Chief Financial Officer

I, Greg H. Guettler, President, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Hypertension Diagnostics, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal year presented in this annual report;

Date: September 30, 2002

/s/ Greg H. Guettler

Greg H. Guettler President