Form 10QSB
period 2002-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2002-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

Yes [X]     No [  ]

The number of shares of Common Stock outstanding as of November 8, 2002 was 7,253,516.

Transitional Small Business Disclosure Format:

Yes [  ]     No [X]

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	September 30,	June 30,
	2002	2002

Assets
Current Assets:
Cash and cash equivalents	$1,239,050	$1,824,238
Accounts receivable	79,320	279,609
Interest receivable	7,462	5,070
Related party note receivable	117,000	117,000
Inventory	1,332,182	1,394,191
Prepaids and other current assets	131,501	89,338

Total Current Assets	2,906,515	3,709,446
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,130,534	1,074,468
Less accumulated depreciation	(560,172)	(505,283)

	587,564	586,387
Patents, net of accumulated amortization of $43,705 and $42,005 at September 30, 2002 and June 30, 2002, respectively	1,700	3,400
Other Assets	6,730	6,730

Total Assets	$3,502,509	$4,305,963

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$127,685	$149,306
Accrued payroll and payroll taxes	256,151	224,515
Convertible notes payable	1,001,421	1,268,119
Deferred revenue	69,667	69,667
Other accrued expenses	18,489	58,433

Total Current Liabilities	1,473,413	1,770,040
Deferred Revenue, less current portion	17,417	34,833
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000 Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000 Issued and outstanding shares—7,193,029 and 6,495,577 at September 30, 2002 and June 30, 2002, respectively	71,930	64,956
Additional paid-in capital	20,524,519	20,044,153
Accumulated deficit	(18,584,770)	(17,608,019)

Total Shareholders’ Equity	2,011,679	2,501,090

Total Liabilities and Shareholders’ Equity	$3,502,509	$4,305,963

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended
	September 30

	2002	2001

Revenue	$119,062	$91,715
Cost of Sales	15,730	22,100

Gross Profit	103,332	69,615
Expenses:
Research and development	—	35,510
Selling, general and administrative	997,193	2,172,926

Total Expenses	997,193	2,208,436

Operating Loss	(893,861)	(2,138,821)
Other Income (Expense):
Interest income	6,629	29,032
Interest expense	(89,519)	—

Net Loss	$(976,751)	$(2,109,789)

Basic and Diluted Net Loss per Share	$(.14)	$(.36)
Weighted Average Shares Outstanding	6,768,162	5,872,210

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Three Months Ended
	September 30

	2002	2001

Operating Activities:
Net loss	$(976,751)	$(2,109,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	150,000	1,076,870
Depreciation	54,890	47,641
Amortization	1,700	1,700
Amortization of debt discount	62,798	—
Interest expense — converted to Common Stock	7,843	—
Change in operating assets and liabilities:
Accounts receivable	200,289	(46,507)
Interest receivable	(2,392)	916
Inventory	5,943	(174,902)
Prepaids and other current assets	(42,163)	(22,033)
Accounts payable	(21,621)	7,079
Accrued payroll and payroll taxes	31,636	41,395
Deferred revenue	(17,416)	—
Other accrued expenses	(39,944)	(41,397)

Net cash used in operating activities	(585,188)	(1,219,027)
Investing Activities:
Purchase of property and equipment	—	(5,653)

Net cash used in investing activities	—	(5,653)
Financing Activities:
Issuance of Common Stock	—	23,200

Net cash provided by financing activities	—	23,200

Net decrease in cash and cash equivalents	(585,188)	(1,201,480)
Cash and cash equivalents at beginning of period	1,824,238	3,885,064

Cash and cash equivalents at end of period	$1,239,050	$2,683,584

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$337,340	$—

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

September 30, 2002

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. The June 30, 2002 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The policies described in that report are used for preparing quarterly reports.

2.	Convertible Notes Payable

The Company is a party to that certain Subscription Agreement dated as of March 27, 2002 (the “Subscription Agreement”) with the subscribers named therein for a private placement to five investors of three-year 8% Convertible Notes (the “Notes”) in the original aggregate principal amount of $2,000,000.

One of the events of default specified in the Notes is notification from The Nasdaq SmallCap Market that the Company is not in compliance with the conditions for continued listing on The Nasdaq SmallCap Market. On August 27, 2002, the Company received a notice from The Nasdaq Stock Market, Inc. advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for a period of thirty (30) consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. Because of the receipt of this notice from Nasdaq, the Company was in default of the Notes.

The Nasdaq Marketplace Rules provide that the Company has 180 calendar days, or until February 24, 2003, to regain compliance with the requirement for continued listing relating to the minimum bid price. Generally, unless otherwise determined by Nasdaq staff, compliance with the minimum bid price requirement can be demonstrated during the 180 calendar day period by the Company’s Common Stock maintaining a $1.00 minimum bid price for at least ten (10) consecutive trading days.

As reported on a Form 8-K dated July 24, 2002, the Company was also in default of the Note covenant relating to the failure of the Company’s Common Stock to maintain a minimum bid price of $1.00 for a period of seven (7) consecutive trading days. By a letter dated October 15, 2002, each of the holders of the Company’s 8% Convertible Notes due March 27, 2005 agreed to waive existing covenant defaults under the Notes if, in exchange, the Company hired a proxy solicitor for its Special Meeting of Shareholders and on or before October 25, 2002, obtained shareholder approval of the proposal put forth at the Company’s Special Meeting. The Special Meeting sought shareholder approval of the issuance by the Company of Common Stock equal to 20% or more of its outstanding Common Stock upon conversion of the Notes and exercise of certain Common Stock Purchase Warrants.

3.	Subsequent Event

On October 25, 2002, the Company reconvened its Special Meeting of Shareholders, which had been adjourned from the original meeting date of September 25, 2002. The Special Meeting was called for the purposes of allowing the Company’s shareholders to consider and approve Proposal 1: The issuance of Common Stock equal to 20% or more of the outstanding Common Stock of the Company upon (a) conversion of $2,000,000 aggregate principal amount of 8% Convertible Notes due March 27, 2005 and (b) exercise of certain Common Stock Purchase Warrants. Since a majority of the Company’s shares were represented at the reconvened Special Meeting, a quorum was present. Proposal 1 was approved by a majority of the shares present in person or represented by proxy at the Special Meeting. Accordingly, Proposal 1 has been adopted by shareholders of the Company.

By a letter dated October 15, 2002, each of the holders of the Company’s 8% Convertible Notes due March 27, 2005 has agreed to waive certain existing covenant defaults under the Notes if, in exchange, the Company hired a proxy solicitor for its Special Meeting of Shareholders and on or before October 25, 2002, obtained shareholder approval of the proposal put forth at the Company’s Special Meeting. With approval of Proposal 1 by the Company’s shareholders, the Company has met the two conditions for the effectiveness of the waiver.

The waiver only relates to the following events of default: (a) the failure of the Company to obtain the Approval on or before the Approval Date; (b) the failure of the Company to comply with the requirement for continued listing on The Nasdaq SmallCap Market for a period of seven (7) consecutive trading days because the minimum bid price of its Common Stock was less than $1.00; and (c) the receipt by the Company on August 27, 2002 of a notice from The Nasdaq Stock Market, Inc. stating that the Company is not in compliance with the requirements for continued listing because of the failure of the Company’s Common Stock to maintain a minimum bid price of $1.00 for a period of thirty (30) consecutive trading days. No other events of default are waived. The failure of the Company to comply with any of the covenants of the Notes will result in an event of default under the Notes. Upon an event of default, a Note holder, at its option, may demand cash repayment of 130% of the then-outstanding principal amount of the Note and any accrued but unpaid interest. There can be no assurance that the Company will comply with the Note covenants in the future. See “Liquidity and Capital Resources” for a discussion of our violation of The Nasdaq Stock Market, Inc. shareholders’ equity requirement for continued listing. There can also be no assurance that the Company will successfully obtain a waiver of any future event of default, if any event of default should occur.

The Note holders have also agreed to waive a covenant default, if any such default exists, relating to the Company’s registration of its Common Stock for resale if, in addition to hiring a proxy solicitor and obtaining approval of its Shareholders as outlined above, the Company files a registration statement to register 750,000 additional shares of its Common Stock on or before November 15, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2002 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our immediate need for additional capital; our violation of the requirements for continued listing on The Nasdaq SmallCap Market and our ability to comply with each of the other requirements for continued listing; the existence of events of default under our 8% Convertible Notes and the resulting right of the holders of such Notes to demand immediate repayment; our ability to more quickly generate acceptable levels of revenue; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

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

Results of Operations

     As of September 30, 2002, we had an accumulated deficit of $(18,584,770), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2002 and 2001, respectively:

	Three Months Ended September 30, 2002

		Equipment	CVProfilor®DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$119,062	$28,700	$72,945	$17,417
Cost of Sales	15,730	5,785	9,945	—

Gross Profit	$103,332	$22,915	$63,000	$17,417

	Three Months Ended September 30, 2001

		Equipment	CVProfilor®DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$91,715	$85,150	$6,565	$—
Cost of Sales	22,100	20,445	1,655	—

Gross Profit	$69,615	$64,705	$4,910	$—

     Total expenses for the three months ended September 30, 2002 were $997,193 compared to $2,208,436 for the three months ended September 30, 2001. A further breakdown of research and development expenses is as follows:

	Three Months Ended
	September 30

	2002	2001

Design and development of prototype devices and other enhancements and improvements	$—	$23,640
Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	11,870

Total research and development expenses	$—	$35,510

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30

	2002	2001

Wages, related expenses and benefits	$233,754	$323,669
Patents and related expenses	22,115	18,860
Outside consultants	178,613	1,103,315
Rent-building, equipment and utilities	25,645	36,996
Insurance-general and directors/officers liability	23,455	15,602
Selling, marketing and promotion, including applicable wages	305,708	462,784
Legal and audit/accounting fees	68,977	75,099
Royalties	3,049	2,751
Depreciation and amortization	46,644	47,686
Convertible debt private placement expenses	11,053	—
Other-general and administrative	78,180	86,164

Total selling, general and administrative expenses	$997,193	$2,172,926

     Our number of employees decreased from twenty-three in the three months ended September 30, 2001 to sixteen in the three months ended September 30, 2002.

     Outside consultants expense decreased from $1,103,315 for the three months ended September 30, 2001 to $178,613 for the three months ended September 30, 2002. Included in the $178,613 expense amount is a non-cash expense charge of $150,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of that agreement is being expensed as services are provided.

     Selling, marketing and promotion expense decreased from $462,784 for the three months ended September 30, 2001 to $305,708 for the three months ended September 30, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.

     For the three months ended September 30, 2002, convertible debt private placement expenses amounted to $11,053. These expenses relate to the March 27, 2002 private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000.

     Interest income was $6,629 and $29,032 for the three months ended September 30, 2002 and 2001, respectively.

     Interest expense was $89,519 for the three months ended September 30, 2002. A further breakdown of the components of interest expense is as follows:

Convertible Notes Payable
8% interest on outstanding principal balances from July 1, 2002 to September 30, 2002	$26,721
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	62,798

Total Interest Expense	$89,519

     Net loss was $(976,751) for the three months ended September 30, 2002 compared to a net loss of $(2,109,789) for the three months ended September 30, 2001. For the three months ended September 30, 2002, basic and diluted net loss per share was $(.14), based on weighted average shares outstanding of 6,768,162. For the three months ended September 30, 2001, basic and diluted net loss per share was $(.36), based on weighted average shares outstanding of 5,872,210.

Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $585,188 for the three months ended September 30, 2002. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $699,520; decrease in accounts receivable — $200,289; increase in prepaids and other current assets — $42,163. For the three months ended September 30, 2001, cash and cash equivalents had a net decrease of $1,201,480. The significant elements of this change were as follows: net cash used in operating activities — net loss, as adjusted for non-cash items, of $983,578; increase in accounts receivable — $46,507; increase in inventory — $174,902.

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

     On April 5, 2002, we filed a Registration Statement on Form S-3 relating to the offering of 2,356,073 Redeemable Class B Warrants (the “Class B Warrant”) to eligible holders of our Redeemable Class A Warrants (the “Class A Warrant”). On June 6, 2002, we filed a Pre-Effective Amendment No. 1 to the registration statement. The registration statement was declared effective by the U.S. Securities and Exchange Commission on June 6, 2002. In connection with the effectiveness of the registration statement and effective June 6, 2002, we reduced the exercise price of the Class A Warrant from $5.15 to $1.80 per share of Common Stock issuable upon exercise of the Class A Warrant and reduced the exercise price of the Class B Warrant from $5.85 to $2.00 per share of Common Stock issuable upon exercise of the Class B Warrant. On June 6, 2002, we also extended the expiration date of the Class A Warrant from July 22, 2002 to August 7, 2002. Effective July 25, 2002, we reduced the exercise price of the Class A Warrant from $1.80 to $1.25 per share of Common Stock issuable upon exercise of the Class A Warrant and reduced the exercise price of the Class B Warrant from $2.00 to $1.50 per share of Common Stock issuable upon exercise of the Class B Warrant. On September 11, 2002, we extended the expiration date of the Class B Warrant offering to October 22, 2002 and likewise extended the expiration date of the Class A Warrant to October 22, 2002. Effective October 17, 2002, we reduced the exercise prices of both the Class A Warrant and the Class B Warrant from $1.25 and $1.50, respectively, to $1.00 per share of Common Stock issuable upon exercise of the respective Class A and Class B Warrants. Also on October 17, 2002, we extended the expiration date of the Class B Warrant offering to November 14, 2002 and likewise extended the expiration date of the Class A Warrant to November 14, 2002. There can be no assurance we will raise any capital from this offering.

     As of September 30, 2002, we have cash and cash equivalents of $1,239,050, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next five months following September 30, 2002. We are currently implementing a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. We are seeking additional financing for working capital and are considering all possible financing alternatives, the receipt of which cannot be assured. No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Further, our efforts to raise additional funds may be hampered by covenants and restrictions relating to the 8% Convertible Notes and the possibility that our securities may be de-listed from The Nasdaq SmallCap Market due to our failure to comply with the requirements for continued listing.

     In June 2001, the U.S. Securities and Exchange Commission approved a change in the requirements for continued listing on The Nasdaq SmallCap Market from a minimum $2,000,000 net tangible assets requirement to a minimum $2,500,000 shareholders’ equity requirement. A company that was listed as of June 29, 2001 has until November 1, 2002 to achieve compliance with the new equity requirement, provided it continues to maintain at least $2,000,000 in net tangible assets. As of September 30, 2002, we had shareholders’ equity of $2,011,679, which does not meet the shareholders’ equity requirement for continued listing on The Nasdaq SmallCap Market.

     Our failure to meet the requirements for continued listing, relating to shareholders’ equity or any other requirement, for a period of seven consecutive trading days is an event of default under the Notes. Receipt by us of a notice from The Nasdaq Stock Market, Inc. of our failure to meet the requirements for continued listing would also be an event of default. Upon an event of default, a holder of an 8% Convertible Note, in its discretion, may demand repayment in cash of the accrued but unpaid interest and 130% of the then-outstanding principal of the 8% Convertible Note.

     Our financing needs are based upon management estimates as to future revenue and expense. Further, our financing needs assume that no event of default occurs entitling the holders of our 8% Convertible Notes to demand repayment of any Note. While we will seek to negotiate waivers by the holders of our 8% Convertible Notes of any event of default, there can be no assurance that we will obtain such waivers. Our inability to obtain waivers for any event of default under our 8% Convertible Notes would have a material adverse effect upon our ability to continue operations. Further, any demand for repayment of the Notes, without additional financing, would adversely affect our ability to continue operations. Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, the success of our offering to our Class A Warrant holders which is due to expire on November 14, 2002 and our ability to materially increase the revenue generated by our CVProfilor® DO-2020 System and other cash flow from operations. These matters raise doubt about the Company’s ability to continue as a going concern.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     The Company’s President, Greg H. Guettler, and Chief Financial Officer, James S. Murphy, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-QSB. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

99.1	Certificate pursuant to 18 U.S.C. §1350.

(b)  Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the last quarter covered by this Form 10-QSB:

•	Current Report on Form 8-K dated July 24, 2002 reporting under Item 5 an event of default under the Company’s three-year 8% Convertible Notes in the original aggregate principal amount of $2,000,000 relating to the Company’s failure to comply with the requirements for continued listing on The Nasdaq SmallCap Market for a period of seven (7) consecutive trading days because the minimum bid price of the Company’s Common Stock was not at least $1.00 for seven (7) consecutive trading days.

•	Current Report on Form 8-K dated July 25, 2002 reporting under Item 5 the extension of the Company’s offering of Class B Warrants, the extension of the expiration of the Company’s Class A Warrants and the reduction in the respective exercise price of each of the Class A Warrants and the Class B Warrants.

•	Current Report on Form 8-K dated August 27, 2002 reporting under Item 5 an event of default under the Company’s three-year 8% Convertible Notes in the original aggregate principal amount of $2,000,000 relating to receipt of a notice from The Nasdaq Stock Market, Inc. of the Company’s failure to comply with the requirements for continued listing on The Nasdaq SmallCap Market because the minimum bid price of the Company’s Common Stock was not at least $1.00 for a period of thirty (30) consecutive trading days.

•	Current Report on Form 8-K dated September 11, 2002 reporting under Item 5 the extension of the Company’s offering of Class B Warrants and the extension of the expiration of the Company’s Class A Warrants. The Company also reported on this Form 8-K that it had engaged Mellon Investor Services LLC as its transfer agent and registrar and warrant agent with respect to the Company’s Class A Warrants.

•	Current Report on Form 8-K dated September 25, 2002 reporting under Item 5 the adjournment of the Company’s Special Meeting of Shareholders originally scheduled for 10 a.m. local time on September 25, 2002 to 10 a.m. local time on October 4, 2002.

•	Current Report on Form 8-K dated September 27, 2002 reporting under Item 5 that the Company entered into an Amended and Restated Warrant Agreement with respect to the Company’s Class B Warrant to appoint Mellon Investor Services LLC as the warrant agent with respect to the Company’s Class B Warrant.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

	By	/s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: November 14, 2002

CERTIFICATIONS

I, Greg H. Guettler, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Hypertension Diagnostics, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Greg H. Guettler President

I, James S. Murphy, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Hypertension Diagnostics, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ James S. Murphy Chief Financial Officer