Form 10QSB
period 2002-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-02-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2002

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

Yes ☒      No ☐

The number of shares of Common Stock outstanding as of January 31, 2003 was 9,628,225.

Transitional Small Business Disclosure Format:

Yes ☐      No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	December 31,	June 30,
	2002	2002

Assets
Current Assets:
Cash and cash equivalents	$605,946	$1,824,238
Accounts receivable	98,377	279,609
Interest receivable	9,854	5,070
Related party note receivable	117,000	117,000
Inventory	1,272,866	1,394,191
Prepaids and other current assets	107,950	89,338

Total Current Assets	2,211,993	3,709,446
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,159,082	1,074,468
Less accumulated depreciation	(614,512)	(505,283)

	561,772	586,387
Patents, net of accumulated amortization of $45,405 and $42,005 at December 31 and June 30, 2002, respectively	—	3,400
Other Assets	6,730	6,730

Total Assets	$2,780,495	$4,305,963

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$76,629	$149,306
Accrued payroll and payroll taxes	225,419	224,515
Convertible notes payable	819,838	1,268,119
Deferred revenue	69,667	69,667
Other accrued expenses	45,826	58,433

Total Current Liabilities	1,237,379	1,770,040
Deferred Revenue, less current portion	—	34,833
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000
Issued and outstanding shares—8,053,635 and 6,495,577 at December 31, 2002 and June 30, 2002, respectively	80,537	64,956
Additional paid-in capital	20,948,678	20,044,153
Accumulated deficit	(19,486,099)	(17,608,019)

Total Shareholders’ Equity	1,543,116	2,501,090

Total Liabilities and Shareholders’ Equity	$2,780,495	$4,305,963

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31		December 31

	2002	2001	2002	2001

Revenue:
Equipment sales	$121,688	$208,701	$150,388	$293,851
Equipment rental	88,650	23,792	161,595	30,357
Service warranty income	17,416	—	34,833	—

Total Revenue	227,754	232,493	346,816	324,208
Cost of Sales	37,627	41,476	53,357	63,576

Gross Profit	190,127	191,017	293,459	260,632
Expenses:
Research and development	—	5,317	—	40,827
Selling, general and administrative	1,034,789	1,398,532	2,031,982	3,571,458

Total Expenses	1,034,789	1,403,849	2,031,982	3,612,285

Operating Loss	(844,662)	(1,212,832)	(1,738,523)	(3,351,653)
Other Income (Expense):
Interest income	6,503	12,194	13,132	41,226
Interest expense	(63,170)	—	(152,689)	—

Net Loss	$(901,329)	$(1,200,638)	$(1,878,080)	$(3,310,427)

Basic and Diluted Net Loss per Share	$(.12)	$(.20)	$(.26)	$(.56)
Weighted Average Shares Outstanding	7,416,964	5,913,128	7,091,543	5,892,669

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Six Months Ended
	December 31

	2002	2001

Operating Activities:
Net loss	$(1,878,080)	$(3,310,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	300,000	1,463,863
Depreciation	109,230	97,364
Amortization	3,400	3,400
Amortization of debt discount	104,338	—
Interest expense — converted to Common Stock	10,086	—
Change in operating assets and liabilities:
Accounts receivable	181,232	(141,912)
Interest receivable	(4,784)	8,436
Inventory	36,711	(309,069)
Prepaids and other current assets	(18,612)	(171,626)
Other assets	—	(7,500)
Accounts payable	(72,677)	(139,875)
Accrued payroll and payroll taxes	904	(1,171)
Deferred revenue	(34,833)	—
Other accrued expenses	(12,607)	(27,611)

Net cash used in operating activities	(1,275,692)	(2,536,128)
Investing Activities:
Purchase of property and equipment	—	(5,653)

Net cash used in investing activities	—	(5,653)
Financing Activities:
Issuance of Common Stock	57,400	42,598

Net cash provided by financing activities	57,400	42,598

Net decrease in cash and cash equivalents	(1,218,292)	(2,499,183)
Cash and cash equivalents at beginning of period	1,824,238	3,885,064

Cash and cash equivalents at end of period	$605,946	$1,385,881

Suppemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$562,705	$—

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

December 31, 2002

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. The June 30, 2002 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The policies described in that report are used for preparing quarterly reports.

2.	Convertible Notes Payable

The Company is a party to that certain Subscription Agreement dated as of March 27, 2002 ( the “Subscription Agreement”) with the subscribers named therein for a private placement to five investors of three-year 8% Convertible Notes (the “Notes”) in the original aggregate principal amount of $2,000,000.

One of the events of default specified in the Notes is notification from The Nasdaq Stock Market, Inc. that the Company is not in compliance with the conditions for continued listing on The Nasdaq SmallCap Market. On August 27, 2002, the Company received a notice from The Nasdaq SmallCap Market advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for thirty (30) consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. Because of receipt of this notice from Nasdaq, the Company was in default of the Notes.

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

3.	Special Meeting of Shareholders

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

By a letter dated October 15, 2002, each of the holders of the Company’s 8% Convertible Notes due March 27, 2005 agreed to waive certain existing covenant defaults under the Notes if, in exchange, the Company hired a proxy solicitor for its Special Meeting of Shareholders and on or before October 25, 2002, obtained shareholder approval of the proposal put forth at the Company’s Special Meeting. With approval of Proposal 1 by the Company’s shareholders, the Company has met the two conditions for the effectiveness of the waiver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2002 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation, our immediate need for additional capital; our ability to increase our sales and marketing staff to generate revenues from placements and/or sales of our products; our violation of the requirements for continued listing on The Nasdaq SmallCap Market and our ability to comply with each of the other requirements for continued listing; the existence of events of default under our 8% Convertible Notes and the resulting right of the holders of such Notes to demand immediate repayment; our ability to discharge the Notes at the end of the forbearance period on February 21, 2003; our ability to more quickly generate acceptable levels of revenue; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; the ability to operate and maintain the Central Data Management Facility (“CDMF”) on a commercial scale; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement.

     Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements

Overview

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

The CVProfilor® MD-3000 System is being marketed to physicians outside the United States. We believe that the CVProfilor® MD-3000 will provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patient cardiovascular diseases, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease. The CVProfilor® MD-3000 System has a medical device CE Mark (CE0123) that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 will require certain regulatory approval for it to be marketed in other countries throughout the world.

Results of Operations

     As of December 31, 2002, we had an accumulated deficit of $(19,486,099), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2002 and 2001, respectively:

	Three Months Ended December 31, 2002

		Equipment	CVProfilor®DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$227,754	$121,688	$88,650	$17,416
Cost of Sales	37,627	24,475	13,152	—

Gross Profit	$190,127	$97,213	$75,498	$17,416

	Three Months Ended December 31, 2001

		Equipment	CVProfilor®DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$232,493	$208,701	$23,792	$—
Cost of Sales	41,476	38,060	3,416	—

Gross Profit	$191,017	$170,641	$20,376	$—

     Total Equipment Sales Revenue for the three months ended December 31, 2002 was $121,688, compared to $208,701 for the three months ended December 31, 2001. This decrease is mainly due to our anticipated revenue shift from the CR-2000 Research System (Equipment Sales) to the CVProfilor® DO-2020 System (per-patient-tested rental program). The CR-2000 Research System is being marketed “for research purposes only” in the United States, while the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a per-patient-tested rental basis. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in United States physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001.

     For the three months ended December 31, 2002, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $88,650 compared to $23,792 for the three months ended December 31, 2001. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the three months ended December 31, 2002 were $1,034,789 compared to $1,403,849 for the three months ended December 31, 2001. The majority of these expenses related to selling, general and administrative expenses. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31

	2002	2001

Wages, related expenses and benefits	$229,046	$324,923
Patents and related expenses	10,598	8,617
Outside consultants	204,819	412,184
Rent-building, equipment and utilities	25,482	30,566
Insurance-general and directors/officers liability	21,408	17,948
Selling, marketing and promotion, including applicable wages	293,510	416,414
Legal and audit/accounting fees	69,619	51,303
Royalties	6,310	6,975
Depreciation and amortization	42,887	48,007
Convertible debt private placement expenses	29,173	—
Other-general and administrative	101,937	81,595

Total selling, general and administrative expenses	$1,034,789	$1,398,532

     Our number of employees decreased from sixteen in the three months ended December 31, 2001 to twelve in the three months ended December 31, 2002, which accounted for the decrease in wages, related expenses and benefits from $324,923 to $229,046.

     Outside consultants expense decreased from $412,184 for the three months ended December 31, 2001 to $204,819 for the three months ended December 31, 2002. Included in the $412,184 expense amount is a non-cash expense charge of $355,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. Included in the $204,819 expense amount is a non-cash expense charge of $150,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of those agreements are expensed as services are provided. The fair value of the issued shares and warrants to Redwood Consultants, LLC was arrived at based upon the following methods: Shares – Last Sales price of our Common Stock on July 9, 2001; and Warrants – The Black-Scholes option pricing model. The fair value of the issued shares and warrants to HRI Consultants was based on the agreed upon contract price of $400,000. Both Consulting Agreements involved similar services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally.

     Selling, marketing and promotion expense decreased from $416,414 for the three months ended December 31, 2001 to $293,510 for the three months ended December 31, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for this decrease in expenses.

     Interest income was $6,503 and $12,194 for the three months ended December 31, 2002 and 2001, respectively. This decrease is due to the decrease in cash and cash equivalents from $1,239,050 at September 30, 2002 to $605,946 at December 31, 2002.

     Interest expense was $63,170 for the three months ended December 31, 2002. A further breakdown of the components of interest expense is as follows:

Convertible Notes Payable

8% interest on outstanding principal balances from October 1, 2002 to December 31, 2002	$21,630
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	41,540

Total Interest Expense	$63,170

     Net loss was $(901,329) for the three months ended December 31, 2002 compared to a net loss of $(1,200,638) for the three months ended December 31, 2001. For the three months ended December 31, 2002, basic and diluted net loss per share was $(.12), based on weighted average shares outstanding of 7,416,964. For the three months ended December 31, 2001, basic and diluted net loss per share was $(.20), based on weighted average shares outstanding of 5,913,128.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

     The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2002 and 2001, respectively:

	Six Months Ended December 31, 2002

		Equipment	CVProfilor®DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$346,816	$150,388	$161,595	$34,833
Cost of Sales	53,357	30,260	23,097	—

Gross Profit	$293,459	$120,128	$138,498	$34,833

	Six Months Ended December 31, 2001

		Equipment	CVProfilor®DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$324,208	$293,851	$30,357	$—
Cost of Sales	63,576	58,505	5,071	—

Gross Profit	$260,632	$235,346	$25,286	$—

     Total Equipment Sales Revenue for the six months ended December 31, 2002 was $150,388, compared to $293,851 for the six months ended December 31, 2001. This decrease is mainly due to our anticipated revenue shift from the CR-2000 Research System (Equipment Sales) to the CVProfilor® DO-2020 System (per-patient-tested rental program). The CR-2000 Research System is being marketed “for research purposes only” in the United States, while the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a per-patient-tested rental basis. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in United States physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001.

     For the six months ended December 31, 2002, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $161,595 compared to $30,357 for the six months ended December 31, 2001. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the six months ended December 31, 2002 were $2,031,982 compared to $3,612,285 for the six months ended December 31, 2001. Approximately 0% of the $2,031,982 and 1.1% of the $3,612,285 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Six Months Ended
	December 31

	2002	2001

Design and development of prototype devices and other enhancements and improvements	$—	$28,957
Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	11,870

Total research and development expenses	$—	$40,827

The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31

	2002	2001

Wages, related expenses and benefits	$462,800	$648,592
Patents and related expenses	32,713	27,477
Outside consultants	383,432	1,515,499
Rent-building and utilities	51,127	67,562
Insurance-general and directors/officers liability	44,863	33,550
Selling, marketing and promotion, including applicable wages	599,218	879,198
Legal and audit/accounting fees	138,596	126,402
Royalties	9,359	9,726
Depreciation and amortization	89,531	95,693
Convertible debt private placement expenses	40,226	—
Other-general and administrative	180,117	167,759

Total selling, general and administrative expenses	$2,031,982	$3,571,458

     Our number of employees decreased from sixteen in the six months ended December 31, 2001 to twelve in the six months ended December 31, 2002, which accounted for the decrease in wages, related expenses and benefits from $648,592 to $462,800.

     Outside consultants expense decreased from $1,515,499 for the six months ended December 31, 2001 to $383,432 for the six months ended December 31, 2002. Included in the $1,515,499 expense amount is a non-cash expense charge of $1,420,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. Included in the $383,432 expense amount is a non-cash expense charge of $300,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of those agreements are expensed as services are provided. The fair value of the issued shares and warrants to Redwood Consultants, LLC was arrived at based upon the following methods: Shares – Last Sales price of our Common Stock on July 9, 2001; and Warrants – The Black-Scholes option pricing model. The fair value of the issued shares and warrants to HRI Consultants was based on the agreed upon contract price of $400,000. Both Consulting Agreements involved similar services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally.

     Selling, marketing and promotion expense decreased from $879,198 for the six months ended December 31, 2001 to $599,218 for the six months ended December 31, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for this decrease in expenses.

     Interest income was $13,132 and $41,226 for the six months ended December 31, 2002 and 2001, respectively. This decrease is due to the decrease in cash and cash equivalents from $1,824,238 at June 30, 2002 to $605,946 at December 31, 2002.

     Interest expense was $152,689 for the six months ended December 31, 2002. A further breakdown of the components of interest expense is as follows:

Convertible Notes Payable

8% interest on outstanding principal balances from July 1, 2002 to December 31, 2002	$48,351
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	104,338

Total Interest Expense	$152,689

     Net loss was $(1,878,080) and $(3,310,427) for the six months ended December 31, 2002 and 2001, respectively. For the six months ended December 31, 2002, basic and diluted net loss per share was $(.26), based on weighted average shares outstanding of 7,091,543. For the six months ended December 31, 2001, basic and diluted net loss per share was $(.56), based on weighted average shares outstanding of 5,892,669.

     Liquidity, Capital Resources and Going Concern Matters

     Cash and cash equivalents had a net decrease of $(1,218,292) and $(2,499,183) for the six months ended December 31, 2002 and December 31, 2001, respectively. The significant elements of these changes were as follows:

					Six Months Ended December 31

Net cash used in operating activities:					2002			2001

—		net loss, as adjusted for non-cash items			$(1,351,026)			$(1,745,800)
—		decrease (increase) in accounts receivable:	(A	)	181, 232	(B	)	(141,912)
		– (A) $104,500 accounts receivable balance regarding one customer at June 30, 2002 pertaining to a service warranty contract was received in July 2002
		– (B) $150,000 accounts receivable balance regarding one customer was recorded in November 2001 pertaining to the sale of CR-2000 Research Systems
	—	decrease (increase) in inventory:			36,711	(C	)	(309,069)
		– (C) approximately $250,000 of this amount pertained to the purchase of Arterial PulseWave™ Sensors which are an integral part of our medical device Systems
—		(increase) in prepaids and other current assets:			(18,612)	(D	)	(171,626)
		– (D) $117,000 of this amount pertained to a non-trade receivable/interest bearing loan to a shareholder

     As of December 31, 2002, we have cash and cash equivalents of $605,946. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next three months following December 31, 2002. At February 1, 2003, we have cash and cash equivalents of approximately $480,000. Revenues from placements of our CVProfilor® DO-2020 Systems and sales of our CR-2000 Research Systems are not expected to be sufficient, either alone or together, to provide us with sufficient working capital to support our operations during the twelve month period following December 31, 2002. These matters raise substantial doubt about our ability to continue as a going concern. If we do not receive substantial additional capital in the next three months following December 31, 2002, we will be forced to cease operations. If we are forced to cease operations, we will seek to eliminate all operating expenses while we reassess our strategic options.

     We have implemented a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. Since implementing this plan in late December 2003, we have reduced the number of employees from sixteen at September 30, 2002 to twelve at December 31, 2002. Since December 31, 2002, we have reduced expenses relating to wages associated with the remaining employees by transitioning some employees to part-time employment and reducing salaries for executive management. While these measures have reduced the rate at which we use our available cash, they have also compromised our ability to pursue and generate placements of our CVProfilor® DO-2020 Systems and sales of our CR-2000 Research Systems. Until we obtain significant additional capital to increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue. Thus, while management believes that reduction of expenses is a necessary component to our continuation as a going concern, we cannot continue as a going concern as a result of expense reduction alone. To the extent we do not obtain significant additional capital to increase our sales and marketing staff and other programs, we will not be able to continue as a going concern.

     Our estimates as to our ability to continue operations with our existing cash and cash equivalents assume that we do not receive any working capital from any financing. Moreover, our financing needs assume that no demand for repayment is made by any holder of our 8% Convertible Notes. Because of our failure to meet the requirements for continued listing relating to shareholders’ equity and the notice from The Nasdaq Stock Market regarding this deficiency (See “Part II, Item 5. Other Information”), we are in default of certain covenants under the Notes. A default under the Notes entitles a holder of a Note, in its discretion, to demand repayment in cash of the accrued but unpaid interest and 130% of the then-outstanding principal of the Note. In conjunction with the Company’s efforts to obtain financing, the holders of the Notes have agreed to forbear from any demand for repayment of principal, interest or any penalty relating to such Notes and to forbear from conversion of such Notes until February 21, 2003.

     If we do not repay and discharge the Notes by February 21, 2003, there can be no assurance that the holders will not demand such payments or convert such Notes into our Common Stock after February 21, 2003. Our financing needs are based upon management estimates as to future revenue and expense. Any demand for repayment of the Notes after February 21, 2003, without adequate additional financing, would adversely affect our ability to continue operations. Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions and our ability to materially increase revenue generated by our CVProfilor® DO-2020 System and CR-2000 Research System and other cash flow from operations.

     We continue to pursue additional financing for working capital, although as of February 14, 2003 we do not have any commitments for additional working capital. We are considering all possible financing alternatives. However, no assurance can be given that we will obtain any additional financing, obtain sufficient financing to support our business in the short-term or long-term, or that additional financing will be obtained in a timely manner or on terms and conditions acceptable to us, our shareholders or the Note holders. Our efforts to raise additional funds may be hampered by existence of the Notes, the requirement that the holders of the Notes consent to the repayment of such Notes and any claim by the holders for penalty amounts under the Notes relating to our covenant defaults. Our efforts to raise additional working capital will be further hampered by the likelihood that our securities will de-listed from The Nasdaq SmallCap Market due to our failure to comply with the requirements for continued listing relating to shareholders’ equity and minimum bid price. See “Part II, Item 5. Other Information.”

     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes (the “Notes”) in the aggregate principal amount of $2,000,000. The Notes are convertible into our common stock at a conversion price initially set at $2.5072 and subject to downward adjustment because the closing bid price of our common stock was less than $2.5072 for twenty consecutive trading days. The new conversion price is 80% of the average of the closing bid prices of our common stock for the last 5 consecutive trading days of any 20 consecutive trading day period. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held a Special Meeting of Shareholders on September 25, 2002. For lack of a quorum, the Special Meeting was adjourned from September 25, 2002 to October 25, 2002 (with intervening adjournments on October 4, 2002 and October 15, 2002).

(b)	At the Special Meeting, the Company’s shareholders were asked to consider and approve Proposal 1: The issuance of Common Stock equal to 20% or more of the outstanding Common Stock of the Company upon (a) conversion of $2,000,000 aggregate principal amount of 8% Convertible Notes due March 27, 2005 and (b) exercise of Common Stock Purchase Warrants. The following table shows the results of the votes cast, in person or by proxy, at the Special Meeting:

For:	2,415,466
Against:	537,996
Abstain:	441,786

Total Votes Cast	3,395,248

Item 5. Other Information.

     On August 27, 2002, we received a notice from The Nasdaq Stock Market, Inc. advising us that because the minimum bid price of the our common stock was not at least $1.00 for thirty (30) consecutive trading days, we do not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Nasdaq Marketplace Rules provide that we have 180 calendar days, or until February 24, 2003, to regain compliance with the requirement for continued listing relating to the minimum bid price. Generally, unless otherwise determined by Nasdaq staff, compliance with the minimum bid price requirement can be demonstrated during the 180 calendar day period by our common stock maintaining a $1.00 minimum bid price for at least ten (10) consecutive trading days. While we have requested that Nasdaq provide us with additional time beyond February 24, 2003 to comply with the minimum bid price requirement to allow us the opportunity to pursue financing, we have not been advised that such additional time will be granted.

     Another requirement for continued listing on The Nasdaq SmallCap Market is that an issuer must maintain a minimum of $2,500,000 in shareholders’ equity. As of September 30, 2002, we had shareholders’ equity of $2,011,679, which does not meet the shareholders’ equity requirement for continued listing on The Nasdaq SmallCap Market and which resulted in a notice from The Nasdaq SmallCap Market of our deficiency on December 4, 2002. As of December 31, 2002, we had shareholders’ equity of $1,543,116, which does not meet the shareholders’ equity requirement.

     On December 18, 2002, pursuant to a request from the Nasdaq staff, we provided Nasdaq with our plan to achieve and maintain compliance with all of The Nasdaq SmallCap Market listing requirements. As of February 14, 2003, we had not received any determination from Nasdaq as to the adequacy of our plan. If Nasdaq staff determines that our plan does not adequately address Nasdaq’s requirements, we will be provided a written notification that our securities will be delisted from The Nasdaq SmallCap Market. While we will be provided the opportunity to appeal the Nasdaq staff’s delisting determination to the Nasdaq Listing Qualifications Panel, no assurance can be given that we would prevail if we seek to appeal the decision.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

99.1 Certificate pursuant to 18 U.S.C. §1350.

Reports on Form 8-K.

(b)	The Company filed the following Current Reports on Form 8-K during the last quarter covered by this Form 10-QSB:

•	Current Reports on Form 8-K dated October 4, 2002 and October 15, 2002 under Item 5 announcing the adjournments of the Special Meeting of Shareholders for lack of quorum;

•	Current Report on Form 8-K dated October 17, 2002 under Item 5 announcing the extension of the expiration of the Company’s offering of Redeemable Class B Warrants, the extension of the expiration of the Company’s Redeemable Class A Warrant and the reduction in the respective exercise prices of the Company’s Redeemable Class A Warrant and Redeemable Class B Warrant to $1.00;

•	Current report on Form 8-K dated October 15, 2002 under Item 5 announcing that the Company had entered into a letter agreement relating to a waiver of certain existing events of default regarding its 8% Convertible Notes due March 27, 2005;

•	Current report on Form 8-K dated October 25, 2002 under Item 5 announcing that the Company’s shareholders had approved Proposal 1: The issuance of common stock equal to 20% or more of the outstanding common stock of the Company upon (a) conversion of $2,000,000 aggregate principal amount of 8% Convertible Notes due March 27, 2005 and (b) exercise of certain common stock Purchase Warrants;

•	Current report on Form 8-K dated November 14, 2002 under Item 5 reporting the results of our offering of Redeemable Class B Warrants;

•	Current report on Form 8-K dated December 4, 2002 under Item 5 reporting the receipt by us of a notice from The Nasdaq Stock Market, Inc. of a violation of the requirements for continued listing relating to stockholders’ equity and related covenant default under the 8% Convertible Notes due March 27, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ James S. Murphy

James S. Murphy
Senior Vice President, Finance and
Administration and Chief Financial Officer
(principal financial officer)

Date: February 14, 2003

CERTIFICATIONS

I, Greg H. Guettler, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Hypertension Diagnostics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Greg H. Guettler

President

I, James S. Murphy, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Hypertension Diagnostics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ James S. Murphy

Chief Financial Officer