Form 10QSB
period 2003-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-05-15
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

                   Yes ☒            No ☐

The number of shares of Common Stock outstanding as of April 30, 2003 was 9,810,323.

Transitional Small Business Disclosure Format:

                   Yes ☐            No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$291,243	$1,824,238
Accounts receivable	91,532	279,609
Interest receivable	12,194	5,070
Related party note receivable	—	117,000
Inventory	1,247,819	1,394,191
Prepaids and other current assets	121,202	89,338

Total Current Assets	1,763,990	3,709,446
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,174,532	1,074,468
Less accumulated depreciation	(667,870)	(505,283)

	523,864	586,387
Patents, net of accumulated amortization of $45,405 and $42,005 at March 31, 2003 and June 30, 2002, respectively	—	3,400
Other Assets	6,730	6,730

Total Assets	$2,294,584	$4,305,963

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$82,368	$149,306
Accrued payroll and payroll taxes	228,688	224,515
Convertible notes payable	552,861	1,268,119
Deferred revenue	52,250	69,667
Other accrued expenses	31,266	58,433

Total Current Liabilities	947,433	1,770,040

Deferred Revenue, less current portion	—	34,833
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000
Issued and outstanding shares—9,628,225 and 6,495,577 at March 31, 2003 and June 30, 2002, respectively	96,282	64,956
Additional paid-in capital	21,298,220	20,044,153
Accumulated deficit	(20,047,351)	(17,608,019)

Total Shareholders’ Equity	1,347,151	2,501,090

Total Liabilities and Shareholders’ Equity	$2,294,584	$4,305,963

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2003	2002	2003	2002

Revenue:
Equipment sales	$77,287	$50,453	$227,675	$344,304
Equipment rental	84,364	44,647	245,959	75,004
Service warranty income	17,417	—	52,250	—

	179,068	95,100	525,884	419,308
Cost of Sales	34,338	12,327	87,695	75,903

Gross Profit	144,730	82,773	438,189	343,405
Expenses:
Research and development	—	—	—	40,827
Selling, general and administrative	652,515	1,517,451	2,684,497	5,088,909

Total Expenses	652,515	1,517,451	2,684,497	5,129,736

Operating Loss	(507,785)	(1,434,678)	(2,246,308)	(4,786,331)
Other Income (Expense):
Interest income	4,044	6,637	17,176	47,863
Interest expense	(57,511)	(296,993)	(210,200)	(296,993)

Net Loss	$(561,252)	$(1,725,034)	$(2,439,332)	$(5,035,461)

Basic and Diluted Net Loss per Share	$(.06)	$(.29)	$(.31)	$(.86)
Weighted Average Shares Outstanding	9,463,110	5,920,829	7,871,211	5,824,236

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Nine Months Ended
	March 31

	2003	2002

Operating Activities:
Net loss	$(2,439,332)	$(5,035,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	350,000	1,978,877
Depreciation	162,588	148,276
Amortization	3,400	5,100
Interest expense — convertible debt fair value allocation to benefical conversion price	—	295,239
Amortization of debt discount	149,023	—
Interest expense — converted to Common Stock	13,711	—
Change in operating assets and liabilities:
Accounts receivable	188,077	(66,315)
Interest receivable	(7,124)	5,769
Related party note receivable	117,000	—
Inventory	46,308	(367,662)
Prepaids and other current assets	(31,864)	(181,656)
Accounts payable	(66,938)	(125,839)
Accrued payroll and payroll taxes	4,173	20,901
Deferred revenue	(52,250)	—
Other accrued expenses	(27,167)	(38,070)

Net cash used in operating activities	(1,590,395)	(3,360,841)
Investing Activities:
Purchase of property and equipment	—	(7,120)

Net cash used in investing activities	—	(7,120)
Financing Activities:
Issuance of Common Stock	57,400	42,598
Proceeds from issuance of notes payable	—	2,000,000

Net cash provided by financing activities	57,400	2,042,598

Net decrease in cash and cash equivalents	(1,532,995)	(1,325,363)
Cash and cash equivalents at beginning of period	1,824,238	3,885,064

Cash and cash equivalents at end of period	$291,243	$2,559,701

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$877,993	$—

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

March 31, 2003

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. The June 30, 2002 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The policies described in that report are used for preparing quarterly reports.

2.	Convertible Notes Payable

The Company is a party to that certain Subscription Agreement dated as of March 27, 2002 (the “Subscription Agreement”) with the subscribers named therein for a private placement to five investors of three-year 8% Convertible Notes (the “Notes”) in the original aggregate principal amount of $2,000,000.

As a result of these events of default noted below, a Note holder, at its option, may demand repayment in cash of 130% of the principal then outstanding and interest then remaining unpaid on the Note. As of April 18, 2003, $592,959.50 in principal remained outstanding on the Notes and $2,339.35 in accrued interest was unpaid. Further, a Note holder, at its option, may demand cash or stock at the applicable conversion price in an amount equal to two (2%) percent per month of the principal amount of the Notes (whether or not converted) for the duration of the default relating to the registration statement, as described below.

The Company is in default of the covenants of the Notes relating to: (a) its failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to shareholders’ equity and (b) withdrawal from The Nasdaq SmallCap Market. The Company is also in default of covenants of the Notes relating to its failure to maintain an effective registration statement for the resale by the Note holders of shares of its common stock issuable upon conversion of the Notes. The Company had been in default of a covenant of the Notes relating to its failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to minimum bid price; however, this default was waived by the holders of the Notes pursuant to that certain letter agreement dated October 15, 2002 which was filed as Exhibit 99.2 to the Company’s Form 8-K dated October 15, 2002 and filed on October 22, 2002.

3.	Stock Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of APB Opinion No. 25. The following table summarizes relevant information as if the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation”, had been applied to all stock-based awards.

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2003	2002	2003	2002

Net loss, as reported	$(561,252)	$(1,725,034)	$(2,439,332)	$(5,035,461)
Stock-based compensation determined under fair value method for all stock-based awards	(56,224)	(65,604)	(177,775)	(197,554)

Adjusted net loss, assuming fair value method for all stock-based awards	$(617,476)	$(1,790,638)	$(2,617,107)	$(5,233,015)

Diluted (loss) earnings per share, as reported	$(0.06)	$(0.29)	$(0.31)	$(0.86)
Diluted (loss) earnings per share, SFAS 123 adjusted	(0.07)	(0.30)	(0.33)	(0.90)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2002 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our immediate need for additional capital; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks;” the existence of events of default under our 8% Convertible Notes and the resulting right of the holders of such Notes to demand immediate repayment; our ability to develop a business model to timely generate acceptable levels of revenues; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report. In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

Overview

     Hypertension Diagnostics, Inc. is engaged in the design, development, manufacture and marketing of proprietary medical devices that it believes non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. Our product provides important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patients’ cardiovascular disease, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease.

     We are currently marketing three products:

CVProfilor™ DO-2020 CardioVascular Profiling System	The CVProfilor™ DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It is also sold and offered as a capital lease.

Utilizing our Central Data Management Facility, or CDMF, we are able to track utilization of the CVProfilor™ DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers based on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System	The CR-2000 Research System is being marketed worldwide, has a medical device CE Mark (CE0123) which allows it to be marketed as a medical device in the European Union and is being marketed “for research purposes only” in the United States.

CVProfilor™ MD-3000 CardioVascular Profiling System	The CVProfilor™ MD-3000 System is the international version of the CVProfilor™ DO-2020 System designed for physicians outside the United States. The CVProfilor™ MD-3000 System has a medical device CE Mark (CE0123) that allows it to be marketed within European Union countries.

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements contained in our Annual Report on Form 10-KSB for the year ended June 30, 2002. The most critical policies are also discussed below.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” Pursuant to SAB No. 101, the Company recognizes revenue from the sale of equipment at the time of shipment, FOB shipping point, to a customer or distributor (in the case of international shipments). Payments from customers and distributors are either in advance of shipment or within a short time frame. In the case of distributors, such payment is not contingent upon resale of the product to end users. Shipping and handling costs are included as cost of equipment sales. Further, title passes to the customer or distributor upon shipment. At the time of shipment, all of the criteria for recognition set forth in SAB No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Equipment rental revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized when collection is probable, which is currently upon cash receipt. At the time of receipt of rental revenues, all of the criteria for recognition set forth in SAB No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange our product. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion. Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 101.

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

Results of Operations

     As of March 31, 2003, we had an accumulated deficit of $(20,047,351), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31, 2003

		Equipment	CVProfilor™DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$179,068	$77,287	$84,364	$17,417
Cost of Sales	34,338	17,603	16,735	—

Gross Profit	$144,730	$59,684	$67,629	$17,417

	Three Months Ended March 31, 2002

		Equipment	CVProfilor™DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$95,100	$50,453	$44,647	$—
Cost of Sales	12,327	7,116	5,211	—

Gross Profit	$82,773	$43,337	$39,436	$—

     The CR-2000 Research System is being marketed “for research purposes only” in the United States, while the CVProfilor™DO-2020 System is being marketed to primary care physicians and other health care professionals on a per-patient-tested rental basis. Total Equipment Sales Revenue for the three months ended March 31, 2003 was $77,287, compared to $50,453 for the three months ended March 31, 2002. Our strategy is now focused on a combination of CR-2000 Research System sales and rental revenue from the placement of CVProfilor™ DO-2020 Systems generating revenue on a per-patient-tested rental program. This shift in strategic focus began in the fourth quarter of fiscal year 2001. The reason for the shift in our strategic focus to the CVProfilor™DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. Although we continue to balance sales of the CR-2000 Research Systems with the placement of CVProfilor™ DO-2020 Systems, the majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor™DO-2020 System placements and utilization in the United States physicians’ medical offices and clinics.

     For the three months ended March 31, 2003, we recognized Revenue for the CVProfilor™ DO-2020 “per-patient-tested” rental program of $84,364, compared to $44,647 for the three months ended March 31, 2002. This increase in Revenue for the CVProfilor™ DO-2020 is mainly due to increased placements and resulting increased usage of the CVProfilor™ DO-2020. The number of placements of the CVProfilor™ DO-2020 as of March 31, 2003 was 136, compared to 86 placements as of March 31, 2002. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the three months ended March 31, 2003 were $652,515 compared to $1,517,451 for the three months ended March 31, 2002. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31

	2003	2002

Wages, related expenses and benefits	$132,297	$242,164
Patents and related expenses	6,323	3,314
Outside consultants	68,419	560,065
Rent-building, equipment and utilities	26,398	29,331
Insurance-general and directors/officers liability	19,685	18,421
Selling, marketing and promotion, including applicable wages	140,997	296,099
Legal and audit/accounting fees	34,667	34,774
Royalties	4,850	2,853
Depreciation and amortization	36,622	47,400
Convertible debt private placement expenses	4,972	234,140
Related party receivable write-off	117,000	—
Other-general and administrative	60,285	48,890

Total selling, general and administrative expenses	$652,515	$1,517,451

     Our number of employees decreased from seventeen in the three months ended March 31, 2002 to thirteen in the three months ended March 31, 2003. In December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management.

     Outside consultants expense decreased from $560,065 for the three months ended March 31, 2002 to $68,419 for the three months ended March 31, 2003. Included in the $560,065 expense amount is a non-cash expense charge of $355,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. Included in the $68,419 expense amount is a non-cash expense charge of $50,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of those agreements are expensed as services are provided. The fair value of the issued shares and warrants to Redwood Consultants, LLC was arrived at based upon the following methods: Shares - Last sales price of our common stock on July 9, 2001; and Warrants — The Black-Scholes option pricing model. The fair value of the issued shares and warrants to HRI Consultants was based on the agreed upon contract price of $400,000. Both Consulting Agreements involved similar services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally.

     Selling, marketing and promotion expense decreased from $296,099 for the three months ended March 31, 2002 to $140,997 for the three months ended March 31, 2003. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. The decrease in our number of employees accounted for most of this decrease in expenses.

     Convertible debt private placement expenses decreased from $234,140 for the three months ended March 31, 2002 to $4,972 for the three months ended March 31, 2003. These expenses relate to the March 27, 2002 private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000.

     In December 2001, we entered into a full recourse note agreement with one of our shareholders. Due to the questionable collectability of this receivable, the full amount of this receivable, $117,000, has been written off at this time. We are currently assessing the remedies available to us for the nonpayment of this note.

     Interest expense was $57,511 and $296,993 for the three months ended March 31, 2003 and 2002, respectively. A further breakdown of the components of interest expense is as follows:

	Three Months Ended
Convertible Notes Payable	March 31

	2003	2002

8% interest on outstanding principal balances	$12,826	$1,754
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	44,685	—

Fair value basis allocation to the beneficial conversion price of the debt at the date of closing (March 27, 2002)	—	295,239

Total Interest Expense	$57,511	$296,993

     Net loss was $(561,252) for the three months ended March 31, 2003, compared to a net loss of $(1,725,034) for the three months ended March 31, 2002. For the three months ended March 31, 2003, basic and diluted net loss per share was $(.06), based on weighted average shares outstanding of 9,463,110. For the three months ended March 31, 2002, basic and diluted net loss per share was $(.29), based on weighted average shares outstanding of 5,920,829.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

     The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2003 and 2002, respectively:

	Nine Months Ended March 31, 2003

		Equipment	CVProfilor™DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$525,884	$227,675	$245,959	$52,250
Cost of Sales	87,695	47,863	39,832	—

Gross Profit	$438,189	$179,812	$206,127	$52,250

	Nine Months Ended March 31, 2002

		Equipment	CVProfilor™DO-2020	Service Warranty
	Total	Sales	Rental	Income

Revenue	$419,308	$344,304	$75,004	$—
Cost of Sales	75,903	65,621	10,282	—

Gross Profit	$343,405	$278,683	$64,722	$—

     Total Equipment Sales Revenue for the nine months ended March 31, 2003 was $227,675, compared to $344,304 for the nine months ended March 31, 2002. This decrease in Total Equipment Sales Revenue is consistent with our shift in strategic focus away from solely the sales of CR-2000 Research Systems to a combination of CR-2000 Research System sales and rental revenue from the placement of CVProfilor™ DO-2020 Systems generating revenue on a per-patient-tested rental program. The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor™ DO-2020 System placements and utilization in United States physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001.

     For the nine months ended March 31, 2003, we recognized Revenue for the CVProfilor™ DO-2020 “per-patient-tested” rental program of $245,959, compared to $75,004 for the nine months ended March 31, 2002. This increase in Revenue for the CVProfilor™ DO-2020 is mainly due to increased placements and resulting increased usage of the CVProfilor™ DO-2020. The number of placements of the CVProfilor™ DO-2020 as of March 31, 2003 was 136, compared to 86 placements as of March 31, 2002. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the nine months ended March 31, 2003 were $2,684,497, compared to $5,129,736 for the nine months ended March 31, 2002. A further breakdown of research and development expenses is as follows:

	Nine Months Ended
	March 31

	2003	2002

Design and development of prototype devices and other enhancements and improvements	$—	$28,957
Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	11,870

Total research and development expenses	$—	$40,827

     Research and development expenses decreased from $40,827 to $0 for the nine months ended March 31, 2002 and 2003, respectively. The main reason for this decrease related to the completion of our Central Data Management Facility (“CDMF”) located in our corporate offices in Eagan, Minnesota. Our CDMF is presently capable of handling 48 simultaneous telephonic transmissions from our CVProfilor™DO-2020 Systems placed in physicians’ offices.

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31

	2003	2002

Wages, related expenses and benefits	$595,097	$890,756
Patents and related expenses	39,036	30,791
Outside consultants	451,851	2,075,564
Rent-building and utilities	77,525	96,893
Insurance-general and directors/officers liability	64,548	51,971
Selling, marketing and promotion, including applicable wages	740,215	1,175,297
Legal and audit/accounting fees	173,263	161,176
Royalties	14,209	12,579
Depreciation and amortization	126,153	143,093
Convertible debt private placement expenses	45,198	234,140
Related party receivable write-off	117,000	—
Other-general and administrative	240,402	216,649

Total selling, general and administrative expenses	$2,684,497	$5,088,909

     Our number of employees decreased from seventeen in the nine months ended March 31, 2002 to thirteen in the nine months ended March 31, 2003. In December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management.

     Outside consultants expense decreased from $2,075,564 for the nine months ended March 31, 2002 to $451,851 for the nine months ended March 31, 2003. Included in the $2,075,564 expense amount is a non-cash expense charge of $1,775,000 relating to our July 9, 2001 Consulting Agreement with Redwood Consultants, LLC. Included in the $451,851 expense amount is a non-cash expense charge of $350,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of those agreements are being expensed as services are provided.

     Selling, marketing and promotion expense decreased from $1,175,297 for the nine months ended March 31, 2002 to $740,215 for the nine months ended March 31, 2003. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for most of this decrease in expenses.

     Interest income was $17,176 and $47,863 for the nine months ended March 31, 2003 and 2002, respectively. This decrease was attributable to a decrease in our Cash and Cash Equivalents from $2,560,000 at March 31, 2002 to $291,000 at March 31, 2003.

	Nine Months Ended
Convertible Notes Payable	March 31

	2003	2002

8% interest on outstanding principal balances	$61,177	$1,754
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	149,023	—
Fair value basis allocation to the beneficial conversion price of the debt at the date of closing (March 27, 2002)	—	295,239

Total Interest Expense	$210,200	$296,993

     Net loss was $(2,439,332) and $(5,035,461) for the nine months ended March 31, 2003 and 2002, respectively. For the nine months ended March 31, 2003, basic and diluted net loss per share was $(.31), based on weighted average shares outstanding of 7,871,211. For the nine months ended March 31, 2002, basic and diluted net loss per share was $(.86), based on weighted average shares outstanding of 5,824,236.

Liquidity, Capital Resources and Going Concern Matters

     Cash and cash equivalents had a net decrease of $(1,532,995) and $(1,325,363) for the nine months ended March 31, 2003 and March 31, 2002, respectively. The significant elements of these changes were as follows:

				Nine Months Ended March 31

Net cash used in operating activities:					2003		2002

-	net loss, as adjusted for non-cash items				$(1,760,610)		$(2,607,969)
-	decrease (increase) in accounts receivable:			(A)	188,077	(B)	(66,315)
	-	(A)	$104,500 accounts receivable balance regarding one customer was recorded in June 2002 pertaining to a service warranty contract covering an 18-month period
	-	(B)	$150,000 accounts receivable balance regarding one customer was recorded in November 2001 pertaining to the sale of CR-2000 Research Systems
-	decrease in related party note receivable:			(C)	117,000		—
	-	(C)	This amount pertains to a non-trade receivable/interest bearing loan to a shareholder that was written off
-	decrease (increase) in inventory:				46,308	(D)	(367,662)
	-	(D)	Approximately $275,000 of this amount pertained to the purchase of Arterial PulseWave™ Sensors which are an integral part of our medical device Systems
-	(increase) in prepaids and other current assets:				(31,864)	(E)	(181,656)
	-	(E)	$117,000 of this amount pertained to a non-trade receivable/interest bearing loan to a shareholder.

     We have incurred operating losses and have not generated positive cash flow from operations. As of March 31, 2003, we had an accumulated deficit of $(20,047,351). We need additional financing to continue as a going concern and we are exploring all possible financing alternatives. Because of uncertainties regarding the achievability of additional financing, no assurance can be given as to our ability to continue in existence. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     As of March 31, 2003, we have cash and cash equivalents of $291,243, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor™ DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next two months following March 31, 2003. As of May 1, 2003, we have cash and cash equivalents of approximately $150,000. Revenues from placements of our CVProfilor™ DO-2020 Systems and sales of our CR-2000 Research Systems are not expected to be sufficient, either alone or together, to provide us with sufficient working capital to support our operations in the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. If we do not promptly receive substantial additional capital, we will be forced to cease operations. If we are forced to cease operations, we will seek to eliminate all operating expenses while we reassess our strategic options.

     Our current marketing strategy focuses on marketing the CVProfilor™ DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to remain a going concern rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor™ DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force, 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians, or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. Assuming sufficient additional working capital is secured, we anticipate funding five to ten additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor™ DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CVProfilor™ MD-3000 System as a means of generating cash to support operational expenses.

     We are currently implementing a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan resulted in the reduction in the number of employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. While these measures have reduced the rate at which we use our available cash, they have also compromised our ability to pursue and generate placements of our CVProfilor™ DO-2020 Systems and sales of our CR-2000 Research Systems. Unless we obtain significant additional capital to increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue. Thus, while management believes that reduction of expenses is a necessary component to our continuation as a going concern, we cannot continue as a going concern as a result of expense reduction alone.

     Further, the existence, timing and extent of reimbursement of physicians for use of our CVProfilor™ DO-2020 affects the availability of our working capital. As of June 30, 2002, the CVProfilor™ DO-2020 was being used in 23 states throughout the U.S. Of the 23 States in which the CVProfilor™ DO-2020 is being utilized, doctors in 11 states have confirmed reimbursement.

Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor™ DO-2020 by current physician customers an important component of our product’s success. To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor™ DO-2020. Therefore, we continue to devote considerable effort to activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

     In addition, because our CVProfilor™ DO-2020 is being marketed on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor™ DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that the Company will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period.

     To the extent we do not promptly obtain significant additional capital to increase our sales and marketing staff and other programs, which we expect will in turn increase placements of our CVProfilor™ DO-2020 and sales of our CR-2000 Research Systems, we will not be able to continue as a going concern.

     We are seeking additional financing for working capital and are considering all possible financing alternatives, the receipt of which cannot be assured. Such financing alternatives include the raising of additional working capital through the issuance of equity or debt securities to investors through a private placement. As of the filing of this Form 10-QSB, we do not have any agreement with any party to provide us with financing.

     Our efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTC Bulletin Board, are illiquid and are subject to the rules relating to penny stocks. If we choose to repay the Notes before maturity, the Notes must be repaid at a premium of: 120% of the outstanding principal amount until 180 days after March 27, 2002; 128% between 181 and 270 days after March 27, 2002 and 135% from and after 271 days after March 27, 2002. As a precondition to repayment before maturity, there must be no event of default and the shares of common stock issuable upon conversion of the Notes must be included for unrestricted resale in a registration statement effective as of the repayment date. Consent of the holders of the Notes is required for repayment of the Notes before the maturity. These conditions on repayment of the Notes may further hamper our efforts to raise additional funds.

     Further, our financing needs assume that no demand for repayment is made by any or all of the holders of our 8% Convertible Notes. Because of our default of covenants relating to these Notes, a holder of the Note, at its option, may demand payment of 130% of the then-outstanding principal and accrued interest. As of April 18, 2003, $592,959.50 in principal remained outstanding on the Notes and $2,339.35 in accrued interest was unpaid. Additionally, a Note holder, at its option, may demand cash or stock at the applicable conversion price in an amount equal to two (2%) percent per month of the principal amount of the Notes (whether or not converted) for the duration of the default relating to the registration statement, as described below. We are in default of the covenants of the Notes relating to: (a) our failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to shareholders’ equity and (b) our withdrawal from The Nasdaq SmallCap Market. We are also in default of covenants of the Notes relating to our failure to maintain an effective registration statement for the resale by the Note holders of shares of our common stock issuable upon conversion of the Notes. We had been in default of a covenant of the Notes relating to our failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to minimum bid price; however, this default was waived by the holders of the Notes pursuant to that certain letter agreement dated October 15, 2002 which was filed as Exhibit 99.2 to our Form 8-K dated October 15, 2002 and filed on October 22, 2002.

     No assurance can be given that additional working capital will be obtained in a timely manner, if at all, or on terms and conditions acceptable to us, our creditors, including the holders of the Notes, or our shareholders. Our financing needs are based upon management estimates as to future revenue and expense. Any demand for repayment of the Notes, without additional financing, would adversely affect our ability to continue operations. We are seeking waivers of the continuing events of default under the Notes, receipt of which cannot be assured. Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, and our ability to materially increase the revenue generated by our CVProfilor™ DO-2020 System and other cash flow from operations.

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

(b)  Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Quarterly Report on Form 10-QSB.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

99.1	Certificate pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter covered by this Form 10-QSB:

•	Current Report on Form 8-K dated February 24, 2003 reporting under Item 5 the receipt of a Nasdaq Staff Determination that the Company’s securities would be delisted from The Nasdaq SmallCap Market and an agreement between the Company and the holders of its 8% Convertible Notes due March 27, 2005 (the “Notes”) to forbear from any demand for repayment of principal, interest or any penalty relating to such Notes and to forbear from conversion of such Notes until February 21, 2003.

•	Current Report on Form 8-K dated February 26, 2003 reporting under Item 5 that the Company had requested a hearing before a Nasdaq Listing Qualifications Panel to challenge the Nasdaq Staff Determination that the Company’s securities be delisted and the agreement between the Company and the holders of the Notes by which the holders of the Notes agreed to forbear from any demand for repayment of principal, interest or any penalty relating to such Notes and to forbear from conversion of such Notes until March 27, 2003.

•	Current Report on Form 8-K dated March 17, 2003 reporting under Item 5 that the Company requested that its securities be withdrawn from The Nasdaq SmallCap Market as of the open of business on March 21, 2003 and that the Company notified the Nasdaq Listing Qualifications Hearings Department that the Company would not continue with its appeal of the Nasdaq Staff Determination of delisting.

•	Current Report on Form 8-K dated March 27, 2003 reporting under Item 5 the termination of that certain agreement with the holders of its 8% Convertible Notes Due March 27, 2005 (the “Notes”) for a forbearance from any demand for repayment of principal, interest or any penalty relating to such Notes and to forbear from conversion of such Notes until March 27, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC

By /s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)
Date: May 15, 2003

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

Date: May 15, 2003	/s/ Greg H. Guettler

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

Date: May 15, 2003	/s/ James S. Murphy

Chief Financial Officer