Form 10KSB/A
period 2002-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-07-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on Form 10-KSB/A
Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24635

Hypertension Diagnostics, Inc.

(Name of Small Business Issuer in Its Charter)

Minnesota	41-1618036
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2915 Waters Road, Suite 108, Eagan, Minnesota 55121

(Address of Principal Executive Offices, including Zip Code)

Issuer’s Telephone Number: (651) 687-9999

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($.01 par value)

(Title of Class)

Redeemable Class B Warrant

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended June 30, 2002 were $549,198.

The aggregate market value of the common shares held by nonaffiliates of the issuer as of December 31, 2002, the last day of the issuer’s most recently completed second quarter, was approximately $1,920,000.

There were 10,381,257 shares of the issuer’s common stock, $.01 par value per share, outstanding as of July 22, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. Business

Forward-Looking Statements

     This Amendment No. 1 to our Annual Report and our public documents to which we refer contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our immediate need for additional capital; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks;” the existence of events of default under our 8% Convertible Notes and the resulting right of the holders of such Notes to demand immediate repayment at a premium to the principal outstanding; our ability to develop a business model to timely generate acceptable levels of revenues; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology.

     Forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors,” that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Introduction

     Hypertension Diagnostics, Inc. is engaged in the design, development, manufacture and marketing of proprietary devices that it believes non-invasively detect subtle changes in the elasticity of both large and small arteries. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. Our product provides important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patients’ cardiovascular disease, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease.

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

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System	The CR-2000 Research System is being marketed worldwide “for research purposes only” to research scientists for the purposes of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

CVProfilor™ MD-3000 CardioVascular Profiling System	The CVProfilor™ MD-3000 System is the international version of the CVProfilor™ DO-2020 System designed for physicians outside the United States. The CVProfilor™ MD-3000 System has a CE Mark (CE0123) that allows it to be marketed within European Union countries.

Background

Cardiovascular Disease

     Cardiovascular disease is the primary cause of heart attacks and strokes and is the leading cause of death worldwide. Cardiovascular disease can manifest itself in many ways, including: hypertension or high blood pressure, coronary artery disease leading to heart attacks, peripheral artery disease, arteriosclerosis (hardening of the arteries) or atherosclerosis (plaque which progressively blocks arteries), aneurysm, stroke, kidney failure, retinopathy and even sudden death.

     Cardiovascular disease accounted for about 16.6 million worldwide deaths in 2001 with 7.2 million deaths from heart disease and 5.5 million deaths from stroke. Worldwide, high blood pressure is estimated to cause 7.1 million deaths and the World Health Organization (“WHO”) indicates that approximately 62% of strokes and 49% of heart attacks are caused by hypertension. According to the American Heart Association (“AHA”), 49% of all deaths in Europe are from cardiovascular disease (43% of all deaths in men and 55% of all deaths in women) and deaths from cardiovascular disease made up 40% of the total deaths in China in recent years . Stroke and coronary heart disease are the leading causes of cardiovascular disease death and illness in Southeast Asia. According to a 2003 Update by the AHA, more than 61 million Americans have one or more forms of cardiovascular disease, with hypertension or high blood pressure being the leading cardiovascular disease affecting approximately 50 million Americans. Coronary heart disease, the second largest form of cardiovascular disease, affects 12.9 million Americans and is the nation’s number one killer. Congestive heart failure affects 4.9 million Americans and is ranked number three. Stroke affects 4.7 million Americans and is ranked number four.

     Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90 mmHg or greater diastolic pressure, is extremely common. Worldwide, 600 million people with high blood pressure are at risk of heart attack, stroke, and cardiac failure. According to the AHA, approximately 50 million adult Americans (that is, about 25% of the adult population) have high blood pressure. Of those with high blood pressure, 31.6% are unaware they have it, 27.4% are on medication and have it controlled, 26.2% are on medication and do not have their blood pressure controlled, and 14.8% are not on medication and do not have their blood pressure under control. In other words, more than 70% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes. According to the National Institutes of Health (“NIH”), National Heart, Lung, and Blood Institute’s (“NHLBI”) Framingham Heart Study, middle-aged and elderly people face a 90% risk of developing hypertension during their remaining years. Moreover, an estimated 73% of the 17 million U.S. adults with diabetes have hypertension or borderline hypertension. Another 16 million American adults have pre-diabetes, a condition that occurs when a person’s blood glucose levels are higher than normal but not high enough for a diagnosis of diabetes. The American Diabetes Association (“ADA”) predicts that the number of new U.S. cases of diagnosed diabetes is expected to increase by one million people per year. The ADA believes that people with diabetes are two to four times more likely to have hypertension, two to four times more likely to experience a stroke, and cardiovascular disease is the major cause of diabetes-related deaths. The WHO estimates that 176 million people have diabetes worldwide. India tops the list having 31 million people with diabetes, the largest number of people with diabetes in the world. Overall, hypertension and diabetes are major contributors to cardiovascular death worldwide and continue to grow in size. For example, only one-third of the people over 35 years of age in Beijing and Shanghai, China have normal blood pressure, and 30% of Chinese adults have high blood pressure, one of the highest rates of hypertension in the world.

     In addition to the 50 million Americans with hypertension, an additional 23 million U.S. adults and many more adults globally are estimated to have “high-normal hypertension” (sometimes referred to as “borderline hypertension”) which is defined as a blood pressure reading at 130-139/85-89 mmHg. Borderline hypertensive individuals are twice as likely to develop hypertension and they have a much greater risk of cardiovascular events or dying from cardiovascular disease within 10 years than people with lower or normal blood pressure levels. In fact, high-normal hypertension is so common in the U.S. that the majority of cardiovascular events attributable to high blood pressure actually occur in people who demonstrate this condition.

     Hypertension can easily go undetected and has been called the “silent killer” because it usually produces no clinical symptoms until after it has already seriously damaged the heart, kidneys, brain and/or other vital organs. Hypertension damages the arteries, leading to pathological changes in the tissues and organs supplied by these damaged arteries. It accelerates the development of atherosclerosis in large blood vessels and in the arteries supplying blood to the brain, heart, kidneys and legs. Artherosclerosis is the formation of plaque and the accumulation of fatty deposits lining the walls of arteries, or endothelium, which affect blood flow. The endothelium helps to maintain the flexibility or elasticity of the artery and normally inhibits the accumulation of lipid and cellular deposits on the wall of the artery. Abnormal function of the endothelium and the associated structural changes in the blood vessel wall result in a progressive loss of elasticity of the arteries. Detection of this loss in elasticity can identify individuals with abnormal arterial structure and function, often long before plaque formation can cause morbid cardiovascular events such as heart attacks or strokes. Further, demonstration of normal arterial structure and function might suggest that an individual does not have early atherosclerosis and therefore may not need aggressive risk factor management, despite poor life styles such as obesity, smoking or inactivity.

     There is no simple, clinically applicable method to detect the presence of atherosclerosis prior to plaque obstruction of the arteries leading to heart attack, stroke, angina and other cardiovascular diseases. There have been widespread, global efforts at identification of individuals exhibiting the risk factors associated with artherosclerosis and intervention through lifestyle modification, medical therapy, surgical procedures and medication. The problem with this approach is two-fold: (a) patients without traditional risk factors will not be identified even though up to half of the atherosclerotic clinical events occur in such individuals; and (b) patients who have one or more risk factors may be subjected to intensive and prolonged therapy even though they may not have the atherosclerotic process which the therapy is designed to inhibit.

The Clinical Problem

     Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction due to artherosclerosis. In addition, due to the fact that hypertension increases one’s risk for developing cardiovascular disease, physicians put considerable effort into blood pressure measurements even though it, too, is a insensitive and nonspecific means of assessing underlying condition of the blood vessels. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer, that is, an upper-arm blood pressure cuff device. Despite these attempts to identify patients at risk for cardiovascular disease, more than 1 million Americans suffer heart attacks annually, and for 50% of men and 63% of women who died suddenly of a heart attack, it was the very first sign of cardiovascular disease.

     Although an elevated blood pressure is associated with a higher risk for cardiovascular events, the elevated blood pressure is not the disease, but merely a relatively crude marker for the likelihood of disease. Furthermore, blood pressure itself is highly variable from moment to moment and day to day in almost all individuals. Elevated serum cholesterol levels, especially an increase in the low-density lipoproteins/high-density lipoproteins (LDL/HDL) ratio, also are associated with a higher risk for morbid cardiovascular events, but this measurement does not identify blood vessel disease directly. Instead, a high LDL/HDL ratio is yet another risk factor (such as smoking or lack of exercise) that might increase the risks associated with blood vessel disease. Various medical techniques such as radiology, magnetic resonance imaging (MRI), computerized tomography (CT) scans and ultrasonography also are not useful in obtaining information about the elasticity of small and/or very small arteries, or arterioles, which are the first blood vessels to become altered with hypertension and other cardiovascular diseases.

     The degree of arterial elasticity is related to the condition of the blood vessels, and with declining elasticity comes an increase in the incidence of vascular disease. Declining elasticity in the arterial wall precedes the development of overt coronary artery disease by many months and even years. Therefore, the “premature stiffening” of the small arteries and arterioles appears to be an early and sensitive clinical marker for cardiovascular disease, even in patients who have no clinical evidence of traditional risk factors for vascular disease. Further, clinical research data published globally has shown that patients with heart failure, coronary artery disease, hypertension and diabetes all exhibit a loss or reduction of arterial elasticity.

The Company’s Answer

     Our products capture blood pressure waveform data produced by the beating heart and analyze it in order to provide an assessment of systemic arterial elasticity for both large and very small arteries.

     Blood pressure waveform data is produced each time the heart cycles through a complete heartbeat. As the heart contracts pushing a volume of blood into the arteries, pressure within the arteries rise. As the aortic valve closes after the heart has ejected this volume of blood, blood pressure within the arteries falls prior to the next heart beat. The complete cycle forms a pressure curve or waveform which reflects the degree or amount of arterial elasticity. Subtle changes in arterial elasticity introduce changes within the entire arterial system that are reflected in this blood pressure waveform or shape. This “blood pressure waveform” or “pulse contour analysis” methodology provides an independent assessment of the elasticity or flexibility of the large arteries which expand briefly as they act as conduits for blood ejected by the heart, and of the small arteries and the arterioles which produce oscillations or reflections in response to the pressure wave generated during each heart beat. The degree of arterial elasticity is related to the condition of the blood vessels and with declining elasticity comes an increase in the incidence of cardiovascular disease.

     Incorporating this physiological phenomena associated with blood pressure waveforms and the analysis of Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota Medical School in Minneapolis and two of our Company’s founders, developed a clinically useful procedure for determining a measure of elasticity for both large and small arteries. Our products use patented and proprietary software programs and algorithms to analyze the contour of the blood pressure waveform so that the arterial elasticity can be determined. The measure of elasticity of the large arteries is called a C1-large artery elasticity index and in the small arteries the measure is called the C2-small artery elasticity index.

The Products

     We currently have designed, developed and are marketing three products:

-	HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System
-	CVProfilor™ DO-2020 CardioVascular Profiling System
-	CVProfilor™ MD-3000 CardioVascular Profiling System

     Our products painlessly and non-invasively collect 30 seconds of blood pressure waveform data from the patient. The products analyze this data by means of an embedded computer and then generate a CardioVascular Profile Report or CVProfile™ Report using an external printer. The Report contains several clinically useful parameters which permit a physician to screen patients for underlying vascular disease. All of our products have four primary components: (a) a custom designed, non-invasive Arterial PulseWave™ Sensor which is positioned over the radial artery at the wrist by means of a special apparatus; (b) an upper-arm blood pressure cuff connected via a hose to an oscillometric blood pressure module within the device; (c) a device enclosure which contains a computer, a high resolution touch-screen display and other electronics and software programs; and (d) an external printer.

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

     The CR-2000 Research System, first promoted during December of 1998, is currently being marketed worldwide. In the European Union, the CR-2000 Research System bears the CE Mark (CE0123) which allows it to be marketed in the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to research scientists for the purposes of collecting data in cardiovascular studies. The Company has not submitted, and does not intend to submit, an application for the CR-2000 Research System to the FDA for clearance to market it as a medical device for use on patients in the U.S.

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

     The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, government institutes conducting a wide range of cardiovascular disease research and, in the European Union, to physicians for clinical use.

     Five drug manufacturers have permitted the public disclosure of their use of our HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System in their multi-site clinical research trials: Alteon, Inc.; AstraZeneca, LP; Parke-Davis; Pfizer, Inc. and Solvay Pharmaceuticals, Inc. Our CR-2000 Research System was first introduced into the initial 2-year phase of the NIH/NHLBI Multi-Ethnic Study of Atherosclerosis (“MESA”) research trial in May of 2000. After several years of preparatory efforts, the NHLBI publicly announced the 10-year multicenter study on September 14, 2000. The MESA trial is a prospective clinical study attempting to identify clinically useful markers or parameters for predicting cardiovascular disease before the onset of signs or symptoms. The trial has been designed to be a 10-year investigation of more than 6,000 men and women of many ethnic backgrounds residing throughout the U.S. Each study participant will have his or her C1-large artery elasticity or C-2 small artery elasticity index determined and recorded. Over the remainder of the trial, enrollees will be followed to determine changes in subclinical disease as well as cardiovascular disease morbidity and mortality.

CVProfilor™ DO-2020 CardioVascular Profiling System

     On November 1, 2000, the FDA granted us clearance to market the CVProfilor™ DO-2020 System as a medical device in the U.S. The CVProfilor™ DO-2020 System is currently being promoted to physicians specializing in internal medicine, general and family practice, cardiology, endocrinology, nephrology and to other primary care physicians throughout the U.S.

     The CVProfilor™ DO-2020 System non-invasively collects 30-seconds of blood pressure waveform data, performs an analysis of the digitized blood pressure waveforms, and generates a CVProfile™ Report. The CVProfile™ Report, printed in the physician’s office using the printer provided as part of the System, contains information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. A brief medical history of the patient is recorded by the user of the System and an internal modem transmits this history and all of the CVProfile™ Report results to our Central Data Management Facility (“CDMF”).

     The CVProfilor™ DO-2020 System utilization continues to gain momentum as do System placements which totaled 107 in the quarter ended June 30, 2002. As of June 30, 2002, the CVProfilor™ DO-2020 was being used in 23 states throughout the U.S. and our distribution network consisted of four direct sales employees and 9 U.S. independent representative organizations. Of the 23 States in which the CVProfilor™ DO-2020 is being utilized, doctors in 11 states have confirmed reimbursement. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor™ DO-2020 by current physician customers an important component of our products launch. We continue to devote considerable effort into activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

CVProfilor™ MD-3000 CardioVascular Profiling System

     An international version of our physician use product, the CVProfilor™ MD-3000 CardioVascular Profiling System, was introduced at the combined meeting of the 19th Scientific Meeting of the International Society of Hypertension (“ISH”) and the 12th European Meeting on Hypertension (“ESH”), during June 23-27, 2002 in Prague, Czech Republic. The CVProfilor™ MD-3000 System is designed for use in physicians’ offices outside the United States to non-invasively assess the health of patients’ large and small arteries for the early detection and management of vascular disease.

     Similar to the CVProfilor™ DO-2020 System, the CVProfilor™ MD-3000 System provides physicians with the ability to immediately print a CVProfile™ Report in their office containing patient specific information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, the CVProfilor™ MD-3000 System is being marketed to physicians through exclusive distributors as a capital purchase item and does not contain technology which allows the telephonic transmission of data to a Central Data Management Facility.

Our Central Data Management Facility

     Our CDMF, located in our corporate offices in Eagan, Minnesota, receives the patient data from CVProfilor™ DO-2020 Systems placed in physicians’ offices. Our CDMF can store cardiovascular profile information on hundreds of thousands of patients from different age groups and with different disease states as tested by physicians across the U.S. The CDMF is presently capable of handling 48 simultaneous transmissions and has been designed to be readily expandable as required to meet increased traffic in the future. These transmissions are integrated with our customer tracking, billing and clinical database systems resident within the CDMF. Further, when our CDMF receives a patient’s profile, our billing system is triggered and we are able to automatically generate an invoice for the physician’s use on a “per-patient-tested” basis.

     We are considering offering a secure Internet link at some point in the future to physicians and other health care professionals via our web site, thereby allowing physicians to make direct inquiries into the CDMF database concerning their patients’ records. While we are focused at this time on increasing utilization of our products as they are currently offered, we are beginning to assess our customer’s interest in using the Internet to obtain CDMF information from us.

     CardioVascular Profile (CVProfile™) Report

     The Research CardioVascular Profile Report currently generated by the CR-2000 Research System presents the following parameters:

- - - - - -	1.5 Second Blood Pressure Waveform Graph Large Artery Elasticity Index Small Artery Elasticity Index Systolic Blood Pressure Diastolic Blood Pressure Mean Arterial Pressure	- - - - - -	Pulse Pressure Pulse Rate Estimated Cardiac Ejection Time Estimated Stroke Volume Body Surface Area Body Mass Index	- - - - -	Estimated Stroke Volume Index Estimated Cardiac Output Estimated Cardiac Index Total Vascular Impedance Systemic Vascular Resistance

     The CVProfile™ Report currently generated by the CVProfilor™ DO-2020 System and the CVProfilor™ MD-3000 System presents the following parameters:

-	1.5 Second Blood Pressure Waveform Graph	-	Mean Arterial Pressure
-	C1-Large Artery Elasticity Index	-	Pulse Pressure
-	C2-Small Artery Elasticity Index	-	Pulse Rate
-	Systolic Blood Pressure	-	Body Mass Index
-	Diastolic Blood Pressure	-	Body Surface Area

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

     During the last several years, clinical research investigators have evaluated hundreds of “normal” subjects as well as more than 500 patients with cardiovascular disease. They have summarized their data in order to establish the approximate “reference range” for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure values have been identified who exhibit “premature stiffening” of their small and very small arteries or arterioles. Without the benefit of a CVProfile™ Report, such patients would be considered “clinically normal and asymptomatic.” Thus, we believe that the CVProfilor™ DO-2020 System and the CVProfilor™ MD-3000 System may help physicians identify such patients and encourage them to modify their lifestyle and/or intervene therapeutically by prescribing medication much earlier in the progression of cardiovascular disease.

     Further, physicians using our CVProfilor™ DO-2020 System have indicated to us that the products are useful in evaluating patients with elevated blood pressure in order to decide who requires immediate and aggressive treatment versus those who might merely need to institute life style changes. This would be an important clinical distinction which cannot be easily determined in medical practice today.

     Not only is arterial elasticity becoming an increasingly important clinical parameter in the identification of cardiovascular disease, but also developing and selecting optimal drug therapy. Research suggests that a drug’s effect on arterial elasticity is potentially an important consideration in selecting optimal drug therapy because many cardiovascular drugs exert their primary and secondary effects on blood pressure, vessel size and/or vascular wall integrity. Thus, drugs that favorably impact or enhance arterial elasticity may play a significant clinical role in reducing patient morbidity and mortality.

Published Articles: Clinical Research Update

     Several scientific articles have been published in peer-reviewed medical journals during the last year which utilize either the CR-2000 Research System or the CVProfilor™ DO-2020 System. Since July 2001, we have added 36 abstracts and articles to our bibliography of more than 156 references, all of which generally address the topic of the relationship of arterial elasticity to cardiovascular disease.

     Of the 156 peer-reviewed, published articles and abstracts which cover our technology, our methodology and/or the benefits of blood vessel elasticity assessment, 58 articles or abstracts utilized the CVProfilor™ DO-2020 or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

MARKETING, SALES AND DISTRIBUTION

     According to the Heath Care Finance Administration (“HCFA”), the U.S. spent approximately $1.4 trillion on health care in 2001 and that figure is anticipated to rise to about $3.1 trillion by the year 2012. According to American Heart Association, cardiovascular disease alone is expected to account for some $351.8 billion in 2003, with $50.3 billion spent on hypertension, $229.9 billion spent on heart disease, $129.9 billion spent on coronary heart disease, $51.2 billion spent on stroke and $24.3 billion spent on congestive heart failure. Although significant advances have been achieved for the prevention and treatment of heart attacks and strokes during the past two decades, cardiovascular disease remains among the leading causes of death in the U.S. and many other countries.

     Because of the magnitude and impact cardiovascular disease has on the worldwide population, we believe that our products offer a significant opportunity for providing a more accurate, cost-effective and efficient means with which to screen, risk-stratify and manage patients who may have underlying vascular disease and/or who have been diagnosed with cardiovascular disease.

The Research Market

     The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting clinical research trials relating to cardiovascular disease and treatment. These organizations are in the business of gathering large amounts of cardiovascular data from human research subjects, non-invasively. The CR-2000 Research System has been certified to carry a CE Mark for Europe and it is being marketed for research purposes only to research scientists for the purposes of collecting data in cardiovascular studies. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

     It costs a research-based drug company, on average, $802 million and about 10-15 years to get one new drug from the laboratory to the pharmacist’s shelf. Further, only five in every 5,000 chemical compounds that enter pre- or non-clinical testing are ultimately subjected to human testing, and only one in five of those is ultimately approved for administration to patients. We believe that the CR-2000 Research System provides an innovative means for gathering additional data and information during such critical clinical research endeavors.

     The clinical research market is diverse, with global pharmaceutical companies, the U.S. federal and foreign governments and medical device manufacturers funding the vast majority of these research endeavors. According to the Pharmaceutical Research and Manufacturers of America, pharmaceutical companies spent an estimated $32.1 billion on all research and development within the United States in 2002. In most cases, the direct costs of physician services and the costs of additional medical care due to these clinical research trials are paid directly to the provider organizations by the pharmaceutical study sponsors.

     Therefore, we pursue the following three markets for the CR-2000 Research System:

     Pharmaceutical Companies. There are approximately 1,200 firms conducting clinical research trials worldwide. Nonetheless, a relatively small number of pharmaceutical firms in the world accounted for the vast majority of all research and development spending. These pharmaceutical firms often seek new ways to gather additional data and information non-invasively from human subjects engaged in clinical research trials and we actively market to pharmaceutical companies for the inclusion of our CR-2000 Research System in their clinical research trials relating to drugs for the treatment of cardiovascular disease.

     Academic Centers. Universities throughout the world conduct clinical research trials which are financially supported with grants from governmental agencies, disease management foundations and private sponsors including commercial entities and individual or family endowments. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for our CR-2000 Research System.

     The U.S. Government. The National Institutes of Health, the Veterans’ Affairs Medical Centers, the Agency for Health Care Policy and Research, and the Centers for Disease Control and Prevention often conduct large-scale research projects and clinical trials that represent a significant market opportunity for the CR-2000 Research System.

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

     During fiscal years 2001 and 2002, five pharmaceutical firms and the NIH/NHLBI, the largest governmental clinical research agency, deployed the CR-2000 Research System for use in multi-site clinical trials.

•	Alteon, Inc. used the CR-2000 Research System as part of its Advanced Glycosylation End products (A.G.E.) ‘Crosslink Breaker’ ALT-711 drug trial;

•	AstraZeneca, LP used the CR-2000 Research System to obtain additional data in its TRial Of Preventing HYpertension (“TROPHY”) study which was designed to investigate whether or not early treatment of subjects with high blood pressure can prevent or at least delay the onset of clinically detectable hypertension;

•	The National Institutes of Health/National Heart, Lung, and Blood Institute used the CR-2000 Research System as one of the primary investigative clinical endpoints for its Multi-Ethnic Study of Atherosclerosis (“MESA”) research trial which is a ten-year, multi-site prospective clinical study involving approximately 6,000 subjects of varied ethnic background in an attempt to identify clinically useful procedures for predicting cardiovascular disease;

•	Parke-Davis used the CR-2000 Research System for a multi-site cardiovascular drug research trial as part of their ongoing clinical research investigations;

•	Pfizer, Inc. used the CR-2000 Research System for a large, multi-site (nationwide) cardiovascular drug research trial in order to obtain additional clinical research data and information regarding new pharmaceuticals agents which they have under development; and

•	Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug research trial.

     The inclusion of the CR-2000 Research System in these important pharmaceutical research trials, and the more than 50 scientific publications which are a result of its use, provide credibility and promote awareness of our blood pressure waveform analysis technology in the global medical marketplace.

The Practicing Physician Market

     The CVProfilor™ DO-2020 CardioVascular Profiling System is designed for use by physicians, other health care professionals and trained medical personnel. Current American Medical Association estimates indicate that there are more than 690,000 licensed physicians actively working in the U.S., about 250,000 of which are included in our target market as potential users of the CVProfilor™ DO-2020 System as follows:

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

The Direct to Consumer Market

     Our direct-to-consumer marketing of the CVProfilor™ DO-2020 System provides the “worried well” – that is, individuals who are considered “healthy” but are nonetheless worried about their risk of developing cardiovascular disease – with access to cardiovascular disease screening in a community setting. This approach is consistent with current American Heart Association guidelines recommending that every person in the United States be regularly evaluated for the risk of cardiovascular disease starting at the age of 20 years. One element of our director-to-consumer strategy is to pair our CVProfile™ with other health screening products. Patients who are screened via our direct-to-consumer marketing efforts are typically asked to share the results of their CVProfile™ with their physician and are given information that explains both the significance of arterial elasticity values and the methodology employed by the CVProfilor™ DO-2020 System. Long term, we intend to directly promote the CVProfilor™ DO-2020 System to people at risk for developing cardiovascular disease through public relations materials, advertising and our Internet website (www.hdii.com). We believe the direct-to-consumer marketing approach will also provide us with additional patient-driven education of physicians regarding the value of elasticity assessment and encourage physician use of our product.

Marketing Strategy

     Our primary objective is to establish the CardioVascular Profiling products as the standard for non-invasive testing of clinical research subjects, and as the preeminent medical device for use by physicians and other health care professionals to evaluate patients who may have cardiovascular disease and to monitor those who are being treated for their disease.

HDI/PulseWave™ CR-2000 Research System

     The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through an international network of exclusive distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of July 1, 2002, the established end-use price in the U.S. for the CR-2000 Research System was $22,250; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

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

     The CR-2000 Research System has a CE Mark (CE0123) which allows it to be marketed throughout the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to research scientists for the purposes of collecting data in cardiovascular studies. As of June 30, 2002, we had executed distribution agreements covering the following countries: China, Taiwan, Italy, the United Kingdom, Germany, Austria, Belgium, Turkey, Norway, Greece, Korea and India. On January 8, 2001, we announced that our exclusive Japanese Distributor, Higa Medical Systems, had received approval from the Ministry of Health and Welfare (“MHW”) in Japan to import and market the CR-2000 Research System to physicians throughout Japan. Due to the acquisition of the medical division of our Japanese distributor, we are currently in the process of identifying a new Japanese distributor.

     On March 2, 2001, we announced that ten HDI/PulseWave™ CR-2000 Research Systems had been sold to our exclusive Chinese distributor, Shenzhen Filiale ShenYong Medical-Pharmacal Co., Ltd. (known as Shenzhen Zhongshen Medical Apparatus and Instruments Company, Ltd. until 2002) based in Shenzhen, The Peoples Republic of China. These ten Systems were utilized in a large clinical trial entitled, “Multi-Site Study of a Healthy Chinese Population to Establish Reference Ranges for Hemodynamic Parameters Obtained Non-Invasively Using the HDI CardioVascular Profiling System.” This trial was conducted at ten clinical sites throughout China recruited to collect arterial elasticity data from normal healthy male and female subjects between the ages of 15 and 80 years of age as part of a protocol designed to obtain information in support of marketing the CardioVascular Profiling System in China.

     We are also using various other methods to market the CR-2000 Research System worldwide including:

-	our website (www.hdii.com);
-	attendance at major worldwide medical conventions, including the European Association for the Study of Diabetes Meeting, held September 9-13, 2001 in Glasgow, Scotland; and the combined meeting held June 23-27, 2002 of the 19th Scientific Meeting of the International Society of Hypertension and the 12th European Meeting on Hypertension in Prague, Czech Republic;
-	targeted direct mail campaigns; and
-	educational symposiums which allow scientific investigators to present clinical research data derived from their use of the CR-2000 Research System.

CVProfilor™ DO-2020 System

     On November 1, 2000, we obtained clearance from the FDA to market the CVProfilor™ DO-2020 System in the U.S. for use by physicians and other health care providers to non-invasively screen patients for the presence of vascular disease. On March 16, 2001, we announced that a controlled launch of our FDA cleared CVProfilor™ DO-2020 System was underway with the objective of validating pricing, marketing and reimbursement expectations within our U.S. target market of internal medicine, family practice and cardiology physicians prior to implementing a nationwide launch.

     As part of our product launch, we have introduced the CVProfilor™ DO-2020 System to physicians at several key physician meetings, regionally and nationally. During the course of our exhibition at these meetings, we have conducted about 1,000 CVProfile™ tests on physicians who expressed an interest in our medical device and presentations have been made featuring our HDI/PulseWave™ CR-2000 Research System and our CVProfilor™ DO-2020 System. For example, at the American College of Cardiology (ACC) meeting held in Atlanta, Georgia on March 17-19, 2002, we provided CVProfile™ tests to physicians in the booth of Novartis Pharmaceuticals Corporation.

     We have approached market development for our product in three phases. Phase one consisted of marketing strategy validation and began in March of 2001 with the objective of evaluating our marketing strategy in a small number of test market locations. By March of 2002 we had enough data to begin phase two – market expansion. During this phase of our development we focused our resources on those customer segments that had proven to be most responsive to the concept of elasticity assessment and that had proven to be most productive in using our technology. We will continue with phase two to the extent we are able dependent on our access to working capital. Once we have established a nationwide presence, we intend to launch phase three of our long-term strategy, market penetration, expanding the application of arterial elasticity assessment into other areas of medicine. During fiscal year 2002 and the execution of phase two, the U.S. introduction of the CVProfilor™ DO-2020 System has been focused on marketing and education efforts involving U.S. physicians who risk-stratify patients with cardiovascular disease and who evaluate individuals at risk for developing vascular disease.

     In the United States, the CVProfilor™ DO-2020 System is being marketed to physicians under three pricing structures. Physicians may:

-	purchase the CVProfilor™ DO-2020 System for $22,250 plus a $5 fee per-patient tested;
-	lease the CVProfilor™ DO-2020 System pursuant to a multi-year lease through a third party leasing company that provides physicians with the option of financing the purchase price over a period of time;
-	lease the CVProfilor™ DO-2020 System for a period of one year, pay a minimum monthly fee of approximately $250 which allows the user to test 5-10 patients per month, depending upon the terms of the agreement, on each CVProfilor™ DO-2020 System assigned to that physician. An additional fee of between $25 to $45 applies to all additional uses above the established monthly limit.

     In order to accelerate the rate of acceptance of our CVProfilor™ DO-2020 System in the medical marketplace, we have focused our marketing to physicians in the United States on the third price structure, which we refer to as the “per-patient-tested” rental basis. In the future, our marketing goal is to increase our market penetration and to expand our products’ clinical application into additional specialty markets. We are currently using a small direct sales force to call on key cardiovascular opinion leaders and physicians, and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. We plan to expand both our internal and our independent and/or contract sales representative sales network consistent with our capital availability and revenue growth.

     We believe that a “per-patient-tested” marketing strategy has a number of significant advantages over the more traditional product “sales” strategies. A “per-patient-tested” rental program allows the physician to: immediately utilize our arterial elasticity assessment technology without a sizeable upfront capital outlay; obtain positive cash flow and/or a positive margin with their very first use of the CVProfilor™ DO-2020 System; generate additional clinic revenues with little or no additional costs; and have access to state-of-the-art cardiovascular screening technology without the risk of product obsolescence, product maintenance or repair, or product down-time. In certain circumstances and based upon their expectations as to utilization, a physician may feel that it may be more cost effective to purchase a CVProfilor™ DO-2020 System. In which case, we also offer the CVProfilor™ DO-2020 System available for purchase. We believe the per-patient tested marketing approach reduces the economic risk to physicians of the use of the CVProfilor™ DO-2020 as compared to a capital acquisition approach or “sales” approach. However, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor™ DO-2020. We believe that the per-patient tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 as compared to a capital acquisition approach.

     The per-patient tested marketing strategy has one significant drawback for us. This approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor™ DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period.

     Despite these disadvantages, we anticipate that this marketing approach will allow us to accelerate the rate of physician acceptance of the product and to eventually generate the majority of our revenue based on CVProfilor™ DO-2020 System utilization.

     The CDMF is able to track product utilization and to invoice physician customers based on the number of CVProfile™ Reports they perform in their medical offices and clinics each month.

     We began our direct-to-consumer offering of the CVProfilor™ DO-2020 System during June of fiscal 2002 when HealthCheck Screening of Lake Oswego, Oregon, began including the CVProfilor™ DO-2020 System in their non-profit community-screening program. HealthCheck Screening partners with the local American Stroke Association and the American Heart Association to conduct these health-screening programs. HealthCheck is a consumer-direct mobile health screening company in the Pacific Northwest offering three vascular tests, osteoporosis testing as well as cholesterol, glucose and liver function blood tests.

CVProfilor™ MD-3000 System

     Following introduction of the CVProfilor™ MD-3000 System at the combined meeting of the International Society of Hypertension and European Society of Hypertension in Prague, Czech Republic in June 2002, we began utilizing our network of independent international distributors to market it to cardiovascular specialists, cardiologists and primary care physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.

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

Engineering

     From May 1996 to April 2001, we relied upon Solutions Engineering, Inc. (“SEI”), an external contract engineering firm based in the suburbs of St. Paul, Minnesota, for the design, prototyping and technical support of the CR-2000 Research System and the CVProfilor™ DO-2020 System. For more than a decade, SEI provided product design and development services to several U.S. and international clients in the medical device and high-tech industrial marketplaces. Further, SEI developed product development processes, procedures and software systems which they used to organize, document and track their client’s product design, development and production projects.

     Effective April 2, 2001, we hired two former employees of SEI who had been instrumental in the design, development and ongoing technical support of our products. On March 28, 2001, one of these former employees of SEI, E. Paul Maloney, entered into an employment agreement with us. The term of the employment agreement is April 2, 2001 through April 1, 2003. The agreement contains non-compete and confidentiality provisions which prohibit Mr. Maloney from disclosing our confidential information and competing with us or soliciting our employees for a period of one year after the termination of his employment with us. Incidental to the hiring of those SEI employees, we also acquired certain assets of SEI including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies. As a result, we now have a design and development engineering team working in support of our products.

Production

     We have been producing CR-2000 Research Systems within our manufacturing facility since November 1998 and DO-2020 Physician Systems since March 2001. The design, development and integration of all of the components necessary to fabricate and manufacture our products was undertaken on our behalf by SEI as noted above. According to testing performed at TÜV Product Service, Inc., the CR-2000 Research System has been found to be in full compliance with all electromagnetic immunity and emissions requirements, and with the requirements for displaying the CE Mark. The CVProfilor™ DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and is UL listed with a license to display the UL label.

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

     Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota, in compliance with the FDA’s Quality System Regulations (“QSR”). Further, the manufacturing facility is operated using a complete quality system approach which meets international standards and has been certified as being in compliance with ISO-9002, EN-46002 and ISO-13488 standards. Despite having a small production staff, we believe that we can accommodate current requirements and should be able meet anticipated future needs to manufacture, test, package and ship all products within our in-house facility.

Competition

     Competition in the medical device industry is intense and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. We compete directly with manufacturers of standard blood pressure cuff devices (called sphygmomanometers), as well as many well-established companies manufacturing more elaborate and complex medical instruments. In addition, we are aware of other companies that are developing products which provide either a measurement of total or large artery compliance or elasticity (but not C2-small artery elasticity index) or a clinical surrogate for it.

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

     Five of these companies have been cleared by the FDA. The CardioVision™ device, manufactured by IMDP, requires the purchase of a separate personal computer (and the use of special software) which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the single large artery directly under an upper-arm blood pressure cuff unlike our products which provide systemic elasticity indices of both large and very small arteries throughout the entire body. Another company, PMI, manufactures the DynaPulse®, a monitor which has only been cleared by the FDA for determining standard blood pressure measurements. However, the device can output blood pressure data to a computer which can then forward the data to PMI’s facilities in San Diego where it is analyzed to determine certain parameters including total or large artery compliance or elasticity. It has been determined that PMI has not been cleared by the FDA to generate these parameters since the FDA does not regulate such centralized computer operations.

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

Government Regulation

     Medical devices, such as our CVProfilor™ DO-2020 System, are subject to strict regulation by state and federal authorities, including the Food and Drug Administration (“FDA”) and comparable authorities in certain states. In addition, our sales and marketing practices are subject to regulation by the United States Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

     Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (the “FDCA”) and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Our products are considered Class II devices.

     If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (510(k)) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinic trials or submission of date to regulatory acceptance. On

November 1, 2000, we were granted authorization to market our CVProfilor™ DO-2020 System pursuant to a 510(k) Submission. Our CVProfilor™ DO-2020 System is the only one of our products marketed in the U.S. for the treatment of patients. Our CR-2000 Research System is not marketed in the U.S. for the treatment of patients – it is marketed “for research purposes only” to research scientists for the purposes of collecting data in cardiovascular studies.

     As a manufacturer of a medical device, we are also subject to certain other FDA regulations, and our manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. We believe that our manufacturing and quality control procedures substantially conform to the requirements of FDA regulations. FDA clearances and approvals often include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly controls and prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

     Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective. All medical devices must meet the Medical Device Directive standards and receive CE Mark certification to be sold in the European Union. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the notified body in Europe. Both our CVProfilor™ MD-3000 and our CR-2000 Research System bear the CE Mark (CE0123). Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9002, EN-46002 and ISO-13488 certification and/or the FDA’s Quality System Requirements (“QSR”) regulations.

     Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and medical devices are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes may relax certain requirements, which could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the FDA and state, federal and foreign laws and regulations depend heavily on administrative interpretations, and we cannot assure you that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect us. In addition to the regulations directly pertaining to us and our products, many of our health care provider customers and potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the FDA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions. Further, we can give no assurance that we will be able to obtain additional necessary regulatory clearances or approvals in the U.S., or internationally, on a timely basis, if ever. Delays in the receipt of, or failure to receive, these clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Reimbursement

     We anticipate that most revenue affiliated with physician use of the CVProfilor™ DO-2020 System will ultimately be derived from insurance coverage and third party payers. The payer marketplace includes commercial insurers, Blue Cross/Blue Shield plans and Health Maintenance Organizations (“HMOs”), Medicare and other federally funded programs, and “self-pay” plans. Each payer establishes its own coverage and payment policies resulting in a range of payments and coverage decisions. Physician reimbursement is an important aspect in the CVProfilor™ DO-2020 System’s success. Without adequate levels of reimbursement, physicians may be reluctant to even try the CVProfilor™ DO-2020 System. There is no assurance that adequate third party reimbursement for the CVProfilor™ DO-2020 System will be sustainable at present, or in the future.

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

     Having achieved FDA 510(k) clearance to market the CVProfilor™ DO-2020 System, we are able to interact with the American Medical Association (“AMA”) to determine whether the CVProfilor™ DO-2020 System fits within any existing CPT codes or whether it requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the CVProfilor™ DO-2020 System, we believe that it may take two or more years to obtain a CVProfilor™ DO-2020 System technology-specific CPT code. During this time, physicians may be required to use a “miscellaneous” code for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer’s assessment of the procedure. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor™ DO-2020 System would have a material adverse effect on our business.

     Most physicians using the CVProfilor™ DO-2020 System are obtaining reimbursement under existing CPT codes. The level of physician reimbursement varies considerably by provider, by patient and by clinic. Of the 23 States in which the CVProfilor™ DO-2020 is being utilized, doctors in 11 states have confirmed reimbursement. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor™ DO-2020 by current physician customers an important component of our product launch. We continue to devote considerable effort into activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

     Reimbursement associated with physician utilization of our CVProfilor™ MD-3000 System will be dependent on the health care policies of the country in which our CVProfilor™ MD-3000 System is being used. Each country regulates health care coverage, service delivery and payment for services performed in a different manner. Therefore, we rely on our international distributors to understand the reimbursement policies within their geography and to position the CVProfilor™ MD-3000 System consistent with those policies. In most cases, the distributor establishes a base of key opinion-leader physicians to use the CVProfilor™ MD-3000 System and advocate for reimbursement with the country’s health care authorities. Ultimately, we expect that reimbursement, or associated cost savings, will be an integral part of our distributor’s marketing plan within their geography.

     Reimbursement is not a factor in the marketing of our HDI/PulseWave™ CR-2000 Research System as our sales of this product are to firms who do not use it in patient care. Rather, the CR-2000 Research System is purchased by entities that utilize it to measure changes in human research subjects and, therefore, typically fund the acquisition of our CR-2000 Research System as part of the total research study cost.

Patents and Proprietary Technology

     Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of seven issued U.S. patents, five of which expire on March 20, 2018, one of which expires on September 10, 2019 and one of which expires on October 23, 2010. We are the exclusive assignee of an issued European patent designating France, Germany, and the United Kingdom currently expected to expire March 19, 2019. We also have obtained an exclusive license to utilize the intellectual property described within four other U.S. patents from the Regents of the University of Minnesota. The license for these four patents expires concurrently with the expiration date of the last of these patents to expire (currently expected to be May 31, 2011). Additionally, there are three foreign issued patents, one in Japan (currently expected to expire August 22, 2009), and one each in Hong Kong, and Europe designating France, Germany, and the United Kingdom (all currently expected to expire November 21, 2011), all exclusively licensed from the University of Minnesota, all relating to our products. These seventeen patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and the non-invasive determination of cardiac output. We also own the two patents relating to the Arterial PulseWave™ Sensor (the “Sensor”) component of our products. The Sensor is manufactured for us by Apollo Research Corp. (“Apollo”).

     In January, 2001, in an effort to secure an alternative manufacturer for the Sensor for which Apollo is our sole supplier and because of the uncertainty of Apollo’s ability to continue to manufacture the Sensors, we obtained from Apollo detailed documentation and technical information required to fabricate and manufacture Sensors in accordance with our specifications and calibration requirements, Sensor production records, history files, test reports and related records.

     One or more patent applications relating to our U.S. issued patents are currently pending in the United States and in Hong Kong. We can give no assurance that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us.

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

University of Minnesota Research and License Agreement

     On September 23, 1988, we entered into a Research and License Agreement (the “License Agreement”) with the University of Minnesota (the “University”) pursuant to which the University granted to us an exclusive, worldwide license under the patents that relate to our products for diagnostic, therapeutic, monitoring and related uses. The License Agreement is subject to any rights retained by the U.S. government, pursuant to U.S. law and regulations, in the patents and licensed technologies in connection with any U.S. government funding of the University’s research of the license technology. The License Agreement expires with the last to expire of the patents related to the licensed technology (currently expected to be May 31, 2011). We also have the right to grant sub-licenses under the University’s patents.

     In consideration of the License Agreement, we conducted expanded clinical trials of arterial compliance technology and are continuing to use our best efforts to develop commercial medical devices. We must pay a royalty on revenue from commercialization of our products (or future products, which incorporate the licensed arterial compliance technology), in the amount of three percent (3%) of gross revenue (less certain reductions, such as damaged and returned goods).

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

Risks Related to Our Business

     We are currently in default of covenants of our outstanding 8% Convertible Notes which could seriously impact our ability to continue operations. We are in default of covenants of our 8% Convertible Notes due March 27, 2005 (the “Notes”) relating to our failure to meeting the listing requirements of, and withdrawal from, The Nasdaq SmallCap Market and our failure to maintain an effective registration statement for the resale by the Note holders of shares of our common stock issuable upon conversion of the Notes.

     As a result of these events of default noted above, a Note holder, at its option, may demand repayment in cash of 130% of the principal then outstanding and interest then remaining unpaid on the Note. As of July 22, 2003, $518,023.50 in principal remained outstanding on the Notes and $13,319.04 in accrued interest was unpaid. Further, a Note holder, at its option, may demand cash or stock at the applicable conversion price in an amount equal to two (2%) percent per month of the principal amount of the Notes (whether or not converted) for the duration of the default relating to the registration statement. As of July 22, 2003, we have not received a demand for payment of any amount by any Note holder.

     We will seek to negotiate waivers by the Note holders of these events of default. If we are unable to obtain waivers, and should the Note holders demand repayment, it would have material adverse effects on our capital resources and our ability to continue operations would be materially adversely affected.

     Our auditors have substantial doubt about our ability to continue as a going concern. As of July 22, 2003, we had approximately $75,000 in cash and cash equivalents. After taking into account our recent cost savings measures and assuming that our estimated future expenses are accurate, we estimate that we have sufficient funds to meet our anticipated cash needs for working capital and general corporate purposes until the end of July, 2003. Because we have incurred recurring operating losses and we do not have sufficient liquidity to continue our operations for more than 12 months, our independent auditors, Ernst & Young LLP, have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern.

     The existence of the going-concern opinion may deter equity or debt investments in our Company and make it more difficult for us to raise additional working capital or may make it more difficult to borrow money or to raise additional working capital on terms acceptable to us, if at all.

     We have limited financial resources and need immediate additional financing to continue our business. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components, depends to a significant degree on our ability to obtain substantial financing immediately. We believe that our working capital will be sufficient to meet our operating needs for approximately the next seven months. We can give no assurance that these resources will be sufficient to execute the initial marketing of our products or advance our business strategy to the point where we generate revenue from the use of our products. Further, we do not expect revenue generated by our products to be sufficient to meet our capital needs any time during the next seven months.

     Any unforeseen contingencies, including, but not limited to, a demand for repayment at 130% of the outstanding principal of our 8% Convertible Notes due March 27, 2005 (the “Notes”), unavailability of third party reimbursement, delayed or limited market acceptance, delays in establishment of distribution channels, shortage of System components or delays in manufacturing will reduce, and could even eliminate, our available capital for operations.

     Currently, we are considering all available alternatives to obtain additional funds. We may seek additional funds through an offering of our equity securities or by incurring additional indebtedness. We cannot assure you that any additional funds will be available or that sufficient funds will be available to us or that funds will be available in a timely way. Additional funds may not be available on terms acceptable to us or our security holders and any future capital that is available may be raised on terms that are dilutive to our security holders.

     Our efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTC Bulletin Board, are illiquid and are subject to the rules relating to penny stocks. If we choose to repay the Notes before maturity, the Notes must be repaid at a premium of: 120% of the outstanding principal amount until 180 days after March 27, 2002; 128% between 181 and 270 days after March 27, 2002 and 135% from and after 271 days after March 27, 2002. As a precondition to repayment before maturity, there must be no event of default and the shares of common stock issuable upon conversion of the Notes must be included for unrestricted resale in a registration statement effective as of the repayment date. Consent of the Investors is required for repayment of the Notes before the maturity. These conditions on repayment of the Notes may further hamper our efforts to raise additional funds.

     Our business plan and financing needs are subject to change depending on, among other things, demand for repayment by the holders of the Notes, success of efforts to curtail expenses, market conditions, business opportunities and cash flow from operations, if any. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 as compared to a capital acquisition approach or “sales” approach, it also delays our cash flow recovery of products costs. Physician payments for use of the CVProfilor™ DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These incremental cash flow delays require more available working capital to continue our operations during the initial placement of the product.

     The issuance of our 8% Convertible Notes will result in substantial dilution to our existing shareholders and may negatively affect the price of our common stock. On March 27, 2002, we issued $2,000,000 in aggregate principal amount of our 8% Convertible Notes due March 27, 2005 (the “Notes”) to five subscribers, Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Palisades Equity Fund, L.P., Ellis Enterprises Ltd., and Bristol Investment Fund, Ltd..

     The Notes are convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. There is no minimum conversion price for the Notes. Because there is no floor on the conversion price, there is no limit to the number of shares we could be required to issue upon conversion of the Notes. The absence of a limit on the number of shares of our common stock issuable upon conversion of the Notes will result in substantial dilution to our existing shareholders to the extent of the conversion of any Notes. Any conversion of the Notes will increase the number of shares of our common stock outstanding and the number of shares of our common stock available for sale in the market. This increase will dilute future earnings per share, if any, and could depress the market value of our common stock. The existence of relatively large numbers of shares of our common stock available for sale after conversion of any Note could result in a significant negative impact on the publicly quoted price per share. As of March 25, 2002, prior to the issuance of the Notes, there were 5,920,829 shares of our common stock outstanding. As of July 22, 2003, there were 10,381,257 shares of common stock outstanding. Since the issuance of the Notes on March 27, 2002, 4,103,028 shares of our common stock have been issued upon conversion of principal and, at the option of the holder, accrued but unpaid interest relating to the Notes. As of July 22, 2003, there remained $518,023.50 in outstanding principal and $13,319.04 accrued but unpaid interest relating to the Notes.

     The significant downward pressure on the price of our common stock as the Note holders convert and sell material amounts of common stock could encourage short sales by the Note holders. This could place further downward pressure on the market price of our common stock. The Note holders could sell shares of our common stock into the market in anticipation of covering the short sale by converting their Notes, which could cause the further downward pressure on the market price of our common stock. In addition, not only the sale of shares issued upon conversion of the Notes, but also the mere perception that these sales could occur may lower the market price of our common stock. The original conversion price of the Notes was $2.95 per share, which represented 80% of the average of the closing bid prices of our common stock for the last five trading days prior to March 27, 2002, as compared to a closing price of $0.34 as of July 22, 2003.

     These features of the Notes will result in substantial dilution to our existing shareholders and may negatively affect the price of our common stock.

     We are presently generating only minimal revenues. We cannot assure you that we will ever be able to generate significant revenues, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of December 31, 2002, we had an accumulated deficit of $19,486,099 attributable primarily to research and development endeavors, sales and marketing activities, and general and administrative expenses. Until we are able to generate significant revenues from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

     We are marketing three versions of our products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 CardioVascular Profiling System and the CVProfilor™ MD-3000 CardioVascular Profiling System. While we expect the CVProfilor™ DO-2020 System to generate the majority of our revenues in the future, to date it has generated only minimal revenues. Marketing and distribution activities have commenced in the U.S., as well as internationally, for the CR-2000 Research System, but the revenues we derive from the CR-2000 has been insufficient to make our operations profitable. The CVProfilor MD-3000 system, the international version of our CVProfilor™ DO-2020 System, was released in June 2002 and, as of that date, had not yet generated revenue.

     The likelihood of our success must be considered in view of the expenses, difficulties and delays we have encountered, and may encounter in the future, as well as the competitive environment in which we operate. Our profitability is dependent in large part on gaining market acceptance of our products, developing distribution channels, maintaining the capacity to manufacture and sell our products efficiently and successfully, and the continuation of third party reimbursement. We cannot assure you that we will successfully meet any or all of these goals.

     Our success is dependent upon a single product, the CVProfilor™ DO-2020 System. On November 1, 2000, we obtained FDA approval to market the CVProfilor™ DO-2020 System. We have developed a plan for the marketing of the CVProfilor™ DO-2020 System and expect the CVProfilor™ DO-2020 System to generate the majority of our revenues. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenues, if any. To date, we have generated only minimal revenues from the CVProfilor™ DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor™ DO-2020 System. We cannot assure you that physicians will use the CVProfilor™ DO-2020 System once it is placed in their offices. Because our revenues are based upon a fee charged per-patient-tested, the failure of physicians to use our CVProfilor™ DO-2020 System would result in a material adverse effect on our financial results. Moreover, placements of CVProfilor™ DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor™ DO-2020 Systems and delays in integrating the CVProfilor™ DO-2020 Systems into the clinic operations in which they are placed. Further, while we set a fee per-patient-tested for the CVProfilor™ DO-2020 System that we believe is competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to raise or lower our fees or alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.

     Because we have a new product, the uncertainty of market acceptance of our product and/or the clinical application of the technology will affect our business. Our financial performance depends upon the extent to which our products are accepted by research investigators (regarding the CR-2000 Research System) as being useful, and by physicians and other health care providers as being effective, reliable and safe for use in screening patients for underlying vascular disease (regarding the CVProfilor™ DO-2020 System) and for use in screening, diagnosing and monitoring the treatment of patients with vascular disease (regarding the CVProfilor™ MD-3000 System). If the CVProfilor™ DO-2020 System fails to achieve market acceptance due to lack of appropriate third party reimbursement, the failure of arterial elasticity parameters to be perceived as reliable and clinically beneficial, or any other factors which cause a lack of acceptance by physicians, we will likely be forced to cease operations.

     Our marketing strategy may result in lower revenues. We have focused our CVProfilor™ DO-2020 marketing efforts on a “per-patient-tested” marketing strategy which we believe has a number of significant advantages for physicians over the more traditional product “sales” strategy. Our pricing under this “per-patient-tested” is as follows: a physician leases the CVProfilor™ DO-2020 System for a period of one year, pay a minimum monthly fee of approximately $250 which allows the user to test 5-10 patients per month, depending upon the terms of the agreement, on each CVProfilor™ DO-2020 System assigned to that physician. An additional fee of between $25 to $45 applies to all additional uses above the established monthly limit The per-patient tested marketing strategy has one significant drawback for us over the more traditional product capital acquisition or “sales” strategy. This per-patient-tested rental approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor™ DO-2020 under this pricing follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support our operations during this period, the receipt of which cannot be assured. Additionally, we cannot assure you that our marketing strategy will result in greater revenue, immediately or over time, than revenue which would have been realized from the sale of the CVProfilor™ DO-2020 System. While we believe that the per-patient tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 System as compared to a capital acquisition approach or “sales” approach, this may not be true. Additionally, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor™ DO-2020, which cannot be assured.

     We are unable to predict how quickly or how broadly our products will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance will require that we educate the marketplace about the anticipated benefits associated with the use of our products and may also require us to obtain and disseminate additional data acceptable to the medical community as evidence of our product’s clinical benefits. Because our products represent a new approach for evaluating vascular disease, there has been a greater reluctance to accept our products than would occur with products utilizing more traditional technologies or methods of diagnosis. This has resulted, and may continue to result, in longer sales cycles and slower revenue growth than anticipated. We cannot assure you that we will be successful in educating the marketplace about our products or that available data concerning these benefits will create a demand by the research or medical community for our products. We cannot assure you that physicians will utilize the CVProfilor™ DO-2020 System once installed in their offices, or that our services will be profitable to, or become generally accepted by, these physicians. To date, the rate of physician utilization has developed more slowly than we anticipated and is generally lower than we anticipated. In addition, our products are premised on the medical assumption that a loss of arterial elasticity is an indicator of the early onset of vascular disease. While we believe, based on many clinical research studies and trials, that the loss of arterial elasticity is indeed an indicator for the early onset of vascular disease, we cannot assure you that our claims will be fully accepted by the medical community, if at all.

     We are dependent upon the availability of third party reimbursement and/or direct patient payment for our revenues. Our financial performance depends on the availability of reimbursement, if any, for the cost of medical products and services from government health administration authorities, private health coverage insurers and other payer organizations. Our experience has shown that reimbursement for the cost associated with the CVProfilor™ DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor™ DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenues. We cannot assure you that patients will be willing to pay for our products at prices which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor™ DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.

     Our securities are illiquid and will be subject to rules relating to “penny stocks.” On March 21, 2003, our securities were withdrawn from The Nasdaq SmallCap Market and are now quoted on the OTC Bulletin board under the symbols – “HDII.OB” for our common stock and “HDIIZ.OB” for our Redeemable Class B Warrant. There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share.

     Furthermore, our securities are subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, an investor would likely find it more difficult to buy or sell our securities in the open market.

     We may be required to offer rescission of certain sales of our securities and may be subject to actions for violations of securities laws. In connection with an offering of our Redeemable Class A Warrants (the “Class A Warrants”) which terminated on November 14, 2002, certain Class A Warrants were exercised resulting in the issuance of 57,400 shares of common stock. The exercise of the Class A Warrants during the Offering resulted in gross proceeds of $57,400 to the Company. As a result of the exercise of the Class A Warrants in the Offering, we also issued our Redeemable Class B Warrants to purchase 57,400 shares of our common stock. The Class A Warrant offering may have violated certain rules regarding issuer tender offers under the Securities Exchange Act of 1934 and the registration requirements of the Securities Act of 1933. There can be no assurance that the U.S. Securities and Exchange Commission will not bring an action against us for violations of federal securities laws. If an administrative order is entered against us, we could be prohibited from engaging in certain types of securities transactions for a period of time. This may hinder our ability to raise additional working capital through the sale of our securities. Furthermore, we could be required to offer persons who participated in our Class A Warrant offering the right to rescind their exercise of the Class A Warrants and, to the extent these participants exercise this rescission right, we would be required to return to them their aggregate Class A

Warrant exercise price. In addition, state securities regulators could bring actions against us for violations of state securities laws and seek additional sanctions against us.

     We operate in an intensely competitive market. Competition from medical devices, or other medical measures, that are used to screen patients for cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our products will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which, as a stand-alone product, is substantially less expensive than our products. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience, and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics and hospitals, and other purchasing organizations which may act as a barrier to market entry for our products. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing, marketing or obtaining third party reimbursement for their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

     We depend upon sub-assembly contract manufacturers. To date, we have relied on independent contractors for the fabrication of sub-assemblies and major product components used in the production of all versions of our products. For our products to be financially successful, they must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, our products has been manufactured in limited quantities and not on a large commercial scale. As a result, we cannot assure you that we will not encounter difficulties in obtaining reliable and affordable contract manufacturing assistance and/or in scaling up our manufacturing capabilities. This may include problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, we cannot assure you that we will not encounter problems relating to integration of components if changes are made in the configuration of the present products. Any of these difficulties, as well as others related to these, could result in our inability to satisfy any customer demand for our products in a cost-effective and efficient manner and therefore would likely have a material adverse effect on our business, financial condition and results of operations.

     We depend upon a limited number of suppliers for several key components. We currently obtain components which are only available from a limited number of suppliers. We do not have long-term contracts with any of these suppliers, but instead submit purchase orders for our components from time to time. If in the future we are unable to obtain sufficient quantities of the components that meet our standards of reliability, accuracy and performance, or if we are unable to locate alternative sources of supply for the components in a timely and cost-effective manner, then it would adversely affect our operations. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

     We need to locate a new supplier of our sensor; failure to obtain this component could materially affect our business. An integral component of our products is our Arterial PulseWave™ Sensor (the “Sensor”) which is the subject of two of our patents. We currently obtain the Sensor through a manufacturing services agreement with Apollo Research Corp. (“Apollo”), our sole supplier. In January 2001, we were advised by Apollo that they cannot assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for production of approximately 600 of our products, which based upon our current estimates should be sufficient for three years of production. Our estimate as to our sensor usage is based upon our estimated product placement (either sales or rentals) in the next three fiscal years of 100 products in fiscal year 2003, 200 products in fiscal year 2004 and 300 products in fiscal year 2005. We have received no further indication from Apollo that they will not continue their business and since our January 2001 order, we have not been required by the needs of our business to submit orders for additional sensors. Apollo has also assisted us in identifying alternative vendors and provided information to us concerning the specifications of and manufacture of the Sensor. Also, we are currently developing new versions of our products which do not utilize the Apollo Sensor, but which will use another sensor from a readily available source of supply. If we exhaust our inventory of the Sensor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business.

     We lack established sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System in December 1998 and currently have a very limited sales force. We commenced marketing of the CVProfilor™ DO-2020 System in March 2001 and have yet to generate any significant revenues based on placements of it. We have not yet developed a nationwide distribution network for our products. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our products. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our products. Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our products. Our ability to expand product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support, and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

     Our financial results and the market price of our securities are subject to significant fluctuations, which may affect the price of our securities. Our quarterly results and the market price of our securities may be subject to significant fluctuations due to numerous factors, such as variations in our revenues, earnings and cash flow, the ability to meet market expectations, the availability of product components, market acceptance, changes in price, terms or product mix, changes in manufacturing costs or the introduction of new products by us or our competitors. Our inability to successfully market the CVProfilor™ DO-2020 System will adversely affect our financial results which may have an adverse effect on the market price of our securities. We cannot assure you that we will ever generate significant revenues or that our revenues or net income will ever improve on a quarterly basis or that any improvements from quarter to quarter will be indicative of future performance. In addition, our expenses are based in part on expectations of future revenues. As a result, expenses may not match revenues on a quarterly basis, and a delay in future revenues would adversely affect our operating results.

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

     If we do not adapt to rapid technological change, our business will suffer. The medical device market is characterized by intensive development efforts and rapidly advancing technology. Our success will largely depend upon our ability to anticipate and keep pace with advancing technology and competitive innovations. We cannot assure you that we will be successful in identifying, developing and marketing new products or in enhancing our existing product. In addition, we cannot assure you that new products or alternative screening and diagnostic techniques will not be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of our research, development and commercialization expenses.

     We are subject to product liability exposure and have limited insurance coverage. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse clinical events. We have obtained a general liability insurance policy that covers potential product liability claims up to $1 million per incident and $2 million aggregate per year. We cannot assure you that liability claims will not be excluded from these policies, will not exceed the coverage limits of these policies, or that the insurance will continue to be available on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities would have a material adverse effect on our business, financial condition and results of operations.

     Failure to effectively manage the growth of our business would have an adverse effect on our business. In an effort to curtail our expenses and conserve our working capital, we have reduced the number of our employees. The execution of our business plan will likely place increasing demands on our existing management and operations. Our future growth and profitability will depend on our ability to increase our employee base, particularly our sales staff. We must successfully attract, train, motivate, manage and retain new employees and to continue to improve our operational, financial and management information systems. We cannot assure you that we will be able to effectively manage any expansion of our business. Our inability to effectively manage our growth could have a material adverse effect on our business, financial condition and results of operations.

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

     If we are unable to protect our proprietary technology, our business will suffer. Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eight issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within four other U.S. patents from the Regents of the University of Minnesota. Additionally, there are four issued patents (one each by Hong Kong and Japan, and two by Europe) which also describe technology involving our products and which may offer us some further protection. These sixteen patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, the non-invasive determination of cardiac output, and the overall technology and operation of our products. One or more patent applications relating to certain U.S. issued patents are currently pending in Germany, France, Hong Kong and the United Kingdom. We also have additional patent applications pending in the U.S. The license from the University of Minnesota expires with the term of their patents (currently expected to be during 2016).

     The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. We cannot assure you that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us. In addition, we cannot assure you that any agreements with employees or consultants will protect our proprietary information and “know-how” or provide adequate remedies in the event of unauthorized use or disclosure of our information, or that others will not be able to develop this information independently. We cannot assure you that allegations of infringement of the proprietary rights of third parties will not be made, or that if made, the allegations will not be sustained if litigated. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights and the rights of others. Any of these claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.

     Beneficial ownership by our management and one provision in our articles of incorporation may delay or prevent changes of control or in management. As of July 22, 2003, our officers and directors as a group beneficially owned 17.2% of our outstanding shares. Consequently, they are in a position to influence the outcome of shareholder votes, including the election of directors. In addition, our articles of incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. The level of ownership of our outstanding shares by management and the provision of our articles of incorporation establishing staggered election of directors could have the effect of delaying or preventing changes of control or in management.

Risks Related to Government Regulation

     Our business and our products are subject to extensive regulation by both U.S. and foreign governments. Our CVProfilor™ DO-2020 System which is classified as a medical device in the U.S. is subject to regulation by U.S. federal and state authorities and by foreign governments in the countries in which we sell this product. Further, our CVProfilor™ MD-3000, the international version of our CVProfilor™ DO-2020 intended for use by physicians outside of the U.S., is subject to regulation by the foreign governments in the countries in which we sell this product.

     Regulation in the United States. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act (“FDCA”) and related regulations, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

     Our CVProfilor™ DO-2020 System was cleared for marketing in the U.S. by the Food and Drug Administration (“FDA”). FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances if the CVProfilor™ DO-2020 System fails to comply with regulatory standards or if we encounter unforeseen problems following initial marketing. In order to obtain FDA clearance for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-9001, EN-46001 and ISO-13485 registered. Failure to receive future necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on our business, financial condition and results of operations.

     Our level of revenues and profitability as a medical device company may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the U.S., there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation’s health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

     Regulation by Foreign Governments. As a part of our marketing strategy, we are pursuing commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. Export sales of our products may be subject to general U.S. export regulations. Additionally, we are required to obtain an FDA export permit for our CVProfilor™ DO-2020 and to obtain this export permit, we may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located.

     We cannot assure you that foreign regulatory clearances or approvals will be granted on a timely basis, if ever, or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory clearances or approvals. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We cannot assure you that we will be able to meet export requirements or obtain necessary foreign regulatory clearances or approvals for our products on a timely basis or at all.

     In order to obtain a CE Mark for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-9001, EN-46001 and ISO-13485 registered. Further, because both the HDI/PulseWave™ CR-2000 Research System and the CVProfilor™ MD-3000 System display the CE mark, they must conform to European Council Directive 93/42/EEC regarding Medical Devices.

     Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

     Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products and our CDMF will enable compliance with the regulations under HIPAA and with the final rule under HIPAA adopting standards for electronic healthcare transmissions and code sets to be used in those transmissions. However, we cannot assure you that we will be able to comply with the proposed regulations or final standards in a timely manner or at all. If any of our products or the services associated with those products, are subject to those regulations, we may be required to incur additional expenses in order to comply with these requirements. We may not be able to comply with them in a timely manner or at all. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards. If we are unable to comply with regulations implementing HIPAA in a timely manner or at all, our marketing strategy, the sale of our products and our business could be harmed.

     Further, some state laws could restrict our ability to transfer patient information gathered from our products. Such restrictions would decrease the value of our applications to our customers, which could materially harm our business. The confidentiality of patient records and the circumstances under which records may be released for inclusion in our CDMF databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. In addition to HIPAA, legislation governing the dissemination of medical record information has been proposed at the state level. This legislation may require holders of this information to implement security measures. Such legislation might require us to make substantial expenditures to implement such measures.

     Future regulatory requirements may materially impact our business. Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and diagnostic devices are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes may relax some requirements, which could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the FDA and state and foreign laws and regulations depend heavily on administrative interpretations. We cannot assure you that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations.

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

     Regulations extending to our contractors and customers affect the manufacture and sale of our products. Our Company and the design and manufacturing vendors with whom we contract are subject to regulation by the FDA relating to the design and manufacture of the CVProfilor™ DO-2020 System. This regulation includes, but is not limited to, required compliance with the FDA’s Quality System Regulation (“QSR”) and equivalent state and foreign regulations. Our failure, or the failure of any of these vendors, to comply with applicable regulations may subject us or one or more of the vendors, or the medical device designed and produced for and by us, to regulatory action. A regulatory action could threaten or cut off our source of supply or cause the FDA to order the removal of the CVProfilor™ DO-2020 System from the market. While we believe we could locate and qualify other sources to design or manufacture necessary components, supply interruptions in the meantime may have a materially adverse effect on our business, financial condition and results of operations.

     In addition to the regulations directly pertaining to us and our products, many of our potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations.

     We do not intend to pay cash dividends on our common stock. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that profits, if any, received from operations will be devoted to our future operations.

ITEM 2. Properties

     On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/St. Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. The monthly gross rent, including basic operating expenses, is approximately $7,100. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3. Legal Proceedings

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock has been quoted on the OTC Bulletin Board since March 21, 2003. Prior to March 21, 2003, our common stock was traded on The Nasdaq SmallCap Market. As of July 22, 2003, we estimate that there were approximately 1,750 holders of our common stock.

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

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of June 30, 2002. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares of		Number of shares of
	common stock to be		common stock
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan category	and rights	and rights	plans(1)

Equity compensation plans approved by stockholders:
- 1995 Option Plan	365,000	$2.28	11,500
- 1998 Option Plan	619,680	$3.79	606,320
Equity compensation plans not approved by stockholders:	1,106,257	$1.80	—
Total		—

     (1)  Excludes shares of common stock listed in the first column.

     Of the 1,106,257 shares of the Company’s common stock to be issued upon exercise of options granted pursuant to equity compensation plans not approved by stockholders, options to purchase an aggregate of 1,021,257 shares were granted to the

Company’s directors prior to the Company’s initial public offering with the options granted from October 30, 1995 to July 1, 1997. Each of the options is fully vested as of June 30, 2002 and expires 10 years from the date of grant. The remaining 85,000 shares were granted as non-qualified stock options to individuals and entities providing services to the Company at fair market value as of the date of grant. These options also expire 10 years from the date of grant and are fully vested.

Recent Sales of Unregistered Securities

     In September 2001, we entered into a consulting agreement for investor communications and public relations consulting services with Makefield Securities Corporation. In consideration for the consulting services, we issued 10,000 shares of our common and a three-year warrant to purchase 10,000 shares of common stock at an exercise price of $7.50 per share. Based on the manner of sale and representations of Makefield Securities Corporation, we believe that this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

     In connection with our initial engagement of Hyperion Partners Corp. pursuant to an engagement letter dated November 8, 2001, we issued an aggregate of 10,000 shares of our common stock and three-year warrants to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $4.56 per share to Paul T. Mannion, Andrew S. Reckles, Vincent S. Sbarra and Hyperion Holdings, LLC. Based on the manner of sale and representations of the offerees, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

     Pursuant to a Subscription Agreement dated March 27, 2002, we issued three-year 8% Convertible Notes to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Palisades Equity Fund, L.P., Ellis Enterprises Ltd. and Bristol Investment Fund, Ltd. (the “Investors”) in an aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into our common stock at a conversion price initially set at 80% of the average of the closing bid price of our common stock for the five trading days preceding March 27, 2002. The conversion price is subject to downward adjustment any time the closing bid price of our common stock is less than the initial conversion price for twenty consecutive trading days. In connection with the issuance of the Notes, we also issued to the Investors five-year warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $3.3925 per share of our common stock. In connection with the closing of the Subscription Agreement and pursuant to the provisions of our November 8, 2001 engagement letter with Hyperion Holdings, LLC, we also issued a warrant to Hyperion Holdings, LLC to purchase 100,000 shares of our common stock at an exercise price of $3.245 per share of our common stock. Based on the manner of sale and representations of the Investors, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, the issuance of the Notes and Warrants pursuant to the Subscription Agreement was a transaction not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor™ DO-2020 CardioVascular Profiling System and the CVProfilor™ MD-3000 CardioVascular Profiling System.

•	The CR-2000 Research System is being marketed worldwide “for research purposes only” to research scientists for the purposes of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

•	In the U.S., the CVProfilor™ DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor™ DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor™ DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue.

•	The CVProfilor™ MD-3000 System is being marketed through exclusive distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their geography. The CVProfilor™ MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor™ MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.

     The CVProfilor™ DO-2020 was launched late in the 3rd Quarter of fiscal year 2001 (March 2001) and had its first reported revenue in the 1st Quarter of fiscal year 2002 which ended September 30, 2001. Reductions in comparative revenue between fiscal year 2001 and fiscal year 2002 relate to our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with physician use of our FDA cleared CVProfilor™ DO-2020 System in fiscal year 2002. Although we are attempting to maintain a balance in marketing the HDI/PulseWave™ CR-2000 on a capital sales basis with the CVProfilor™ DO-2020 on a “per-patient-tested” basis, we expect that our “per-patient-tested” marketing of the CVProfilor™ DO-2020 will ultimately produce the majority of our revenue.

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

     Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” Pursuant to SAB No. 101, the Company recognizes revenue from the sale of equipment at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. Shipping and handling costs are included as cost of equipment sales. In addition, title passes to the customer or distributor upon shipment. At the time of shipment, all of the criteria for recognition set forth in SAB No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Results of Operations

     As of June 30, 2002, we had an accumulated deficit of ($17,608,019), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses. As of June 30, 2002, we have cash and cash equivalents of $1,824,238, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor™ DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next seven months following June 30, 2002. Because of these conditions, our independent auditors, Ernst & Young LLP, have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

     Total Equipment Sales Revenue for the fiscal year ended June 30, 2002 was $440,555, compared to $2,047,304 for the fiscal year ended June 30, 2001. Revenues relating to international sales were $151,400 of total revenues of $549,198 for the fiscal year ended June 30, 2002 and $309,750 of total revenues of $2,047,304 for the fiscal year ended June 30, 2001. This decrease in Total Equipment Sales Revenue is mainly due to our focus away from solely the sales of CR-2000 Research Systems to a combination of CR-2000 Research System sales and rental revenue from the placement of CVProfilor™ DO-2020 Systems generating revenue on a per patient-tested rental program. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor™ DO-2020 System placements and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor™ DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. This shift is our strategic focus began in the fourth quarter of fiscal year 2001.

     Placements of CVProfilor™ DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor™ DO-2020 Systems and delays in integrating the CVProfilor™ DO-2020 Systems into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor™ DO-2020 Systems by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of the CVProfilor™ DO-2020 Systems and increasing the physician utilizations of such systems placed. Our current marketing strategy focuses on marketing the CVProfilor™ DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to remain a going concern rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor™ DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force, 2) a strategic partnership with a firm that possess a distribution network calling on these same physicians, or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. Assuming sufficient additional working capital is secured, we anticipate funding five to ten additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor™ DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CVProfilor™ MD-3000 System of a means of generating cash to support operational expenses. Revenues relating to international sales were $151,400 of total revenues of $549,198 for the fiscal year ended June 30, 2002 and $309,750 of total revenues of $2,047,304 for the fiscal year ended June 30, 2001.

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

     In addition, because our CVProfilor™ DO-2020 is being marketed on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor™ DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period.

     For the fiscal year ended June 30, 2002, we recognized Revenue for the CVProfilor™ DO-2020 “per-patient-tested” rental program of $108,643. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

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

     Research and development expenses decreased from $315,017 to $40,827 for the fiscal years ended June 30, 2001 and 2002, respectively. The decrease in the area of Design and Development of Prototype Devices and Other Enhancements and Improvements from $191,927 to $28,957 related to the completion of our Central Data Management Facility (CDMF) located in our corporate offices in Eagan, Minnesota. Due to the unique configuration of the CDMF and the sophisticated network of computer hardware and software required for its operation, we utilized independent outside consultants to develop this facility. The completion of the CDMF resulted in a corresponding decrease in these expenses.

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

     Patents and related expenses decreased from $72,136 for the fiscal year ended June 30, 2001 to $37,184 for the fiscal year ended June 30, 2002. This decrease is due to a decrease in new patent applications over this period of time.

     Outside consultants expense increased from $136,917 for the fiscal year ended June 30, 2001 to $2,475,486 for the fiscal year ended June 30, 2002. Included in the $2,475,486 expense amount are non-cash expense charges of $2,348,100 that relate to the fair value of common stock and warrants issued to certain parties for investor communications and public relations consulting services. The fair value of the Consulting Agreements are expensed as services are provided. These Consulting Agreements involve similar services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. Of the $2,348,100 non-cash expense charge, $2,129,000 represented the fair market value of the consulting agreement for investor communications and public relations consulting services with Redwood Consulting, LLC (“Redwood”), an investor relations firm based in Marin County, California. In consideration for the consulting services provided by Redwood, we issued 200,000 shares of our common stock with a fair market value of $6.02 per share and warrants to purchase 300,000 shares of our common stock at exercise prices ranging from $5.00 per share to $10.00 per share.

     Legal and audit/accounting fees increased from $150,042 to $186,907 for the fiscal years ended June 30, 2001 and 2002, respectively. This increase was due primarily to three separate Form S-3 registration statements that were filed during the fiscal year ended June 30, 2002.

     For the fiscal year ended June 30, 2002, convertible debt private placement expenses amounted to $275,598, consisting of finders’ fees of $180,000 and legal fees of $95,598. These expenses relate to the March 27, 2002 private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000.

     Selling, marketing and promotion expense decreased from $1,571,796 for the fiscal year ended June 30, 2001 to $1,542,440 for the fiscal year ended June 30, 2002. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor™ DO-2020 System in fiscal year 2002 has no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices.

     Other general and administrative expenses decreased from $421,038 for the fiscal year ended June 30, 2001 to $322,025 for the fiscal year ended June 30, 2002. A major part of this decrease (approximately $90,000) was our use of an outside marketing and distribution organization during the period January 2001 through March 2001 relating to our CVProfilor™ DO-2020 System.

     Interest income was $56,353 and $205,058 for the fiscal years ended June 30, 2002 and 2001, respectively. This decrease was attributable to a decrease in our Cash and Cash Equivalents from $3.8 million at June 30, 2001 to $1.8 million at June 30, 2002.

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

Liquidity, Capital Resources and Going Concern Matters

     Cash and cash equivalents had a net decrease of $(2,060,826) and $(133,681) for the years ended June 30, 2002 and June 30, 2001, respectively. The significant elements of these changes were as follows:

	Fiscal Year Ended June 30

Net cash used in operating activities:	2002			2001

— net loss, as adjusted for non-cash items			$(3,404,658)	$(2,006,863)
— (increase) decrease in accounts receivable:	(A	)	(233,592)	25,005
– (A) $104,500 accounts receivable balance

	Fiscal Year Ended June 30

	2002			2001

regarding one customer was recorded in June 2002 pertaining to a service warranty contract covering an 18-month period
— (increase) in related party note receivable:	(B	)	(117,000)			—
– (B) This amount pertains to a non-trade receivable/interest bearing loan to a shareholder
— (increase) in inventory:	(C	)	(320,814)	(C	)	(132,756)
– (C) Approximately 95% of these respective increases in inventory pertain to the purchase of Arterial PulseWave™ Sensors which are an integral part of our medical device Systems
— (increase) in deferred revenue:	(D	)	104,500			—

– (D) This amount pertains to a service warranty contract with a customer who purchased certain CR-2000 Research Cardiovascular Systems from us. The service warranty contract covers the period July 1, 2002 through December 31, 2003.

Net cash used in investing activities:
— purchase of property and equipment:			(7,733)	(E	)	(175,764)

– (E) $114,090 of this amount pertains to the acquisition of certain assets of Solutions Engineering, Inc., including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies.

Net cash provided by financing activities:
— issuance of common stock:			42,597	(F	)	2,100,363

– (F) During the fiscal year ended June 30, 2001, 396,669 Class A Warrants were exercised resulting in net proceeds to the Company of $1,970,151. Of these net proceeds, $1,964,371 were a result of the Company’s offering of Redeemable Class B Warrants (the “Class B Warrant”) to those holders of the Class A Warrants who properly exercised a Class A Warrant during the offering period of January 23, 2001 through March 26, 2001. 395,618 Class A Warrants were exercised at $5.15 per share of common stock and, accordingly, 395,618 Class B Warrants were issued.

— proceeds from issuance of convertible notes payable:	(G	)	2,000,000			—
– (G) On March 27, 2002, the Company completed a private placement to five investors consisting of 8% Convertible Notes in the aggregate principal amount

Fiscal Year Ended June 30

2002	2001

of $2,000,000. The Convertible Notes are due on March 27, 2005 and bear interest at an annual rate of 8%. At the date of any conversion of the Convertible Notes to shares of common stock, the investor(s) can elect to receive the applicable accrued interest in cash or shares of common stock. The Convertible Notes are not secured

     We have incurred operating losses and have not generated positive cash flow from operations. As of June 30, 2002, we had an accumulated deficit of $(17,608,019). We need additional financing to continue as a going concern and we are exploring all possible financing alternatives. Because of uncertainties regarding the achievability of additional financing, no assurance can be given as to our ability to continue in existence. Because of these conditions, our independent auditors, Ernst & Young LLP, have expressed substantial doubt about our ability to continue as a going concern.

     As of June 30, 2002, we have cash and cash equivalents of $1,824,238, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor™ DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next seven months following June 30, 2002. Revenues from placements of our CVProfilor™ DO-2020 Systems and sales of our CR-2000 Research Systems are not expected to be sufficient, either alone or together, to provide us with sufficient working capital to support our operations in the next seven months. These matters raise substantial doubt about our ability to continue as a going concern. If we do not receive substantial additional capital, we will be forced to cease operations. If we are forced to cease operations, we will seek to eliminate all operating expenses while we reassess our strategic options.

     Our current marketing strategy focuses on marketing the CVProfilor™ DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to remain a going concern rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor™ DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force, 2) a strategic partnership with a firm that possess a distribution network calling on these same physicians, or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. Assuming sufficient additional working capital is secured, we anticipate funding five to ten additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor™ DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CVProfilor™ MD-3000 System of a means of generating cash to support operational expenses.

     We are currently implementing a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan calls for the reduction of the number of employees and transitioning some employees to part time employment and reducing salaries of executive management. This conservation plan is expect to reduced our operating expenses by approximately 50% per month from the implementation of the plan in December 2002. While these measures reduce the rate at which we use our available cash, they have compromised, and will continue to, compromise our ability to pursue and generate placements of our CVProfilor™ DO-2020 Systems and sales of our CR-2000 Research Systems. Until we obtain significant additional capital to increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue. Thus, while management believes that reduction of expenses is a necessary component to our continuation as a going concern, we cannot continue as a going concern as a result of expense reduction alone.

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

     In addition, because our CVProfilor™ DO-2020 is being marketed on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor™ DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period.

     To the extent we do not obtain significant additional capital to increase our sales and marketing staff and other programs, which we expect will in turn increase placements of our CVProfilor™ DO-2020 and sales of our CR-2000 Research Systems, we will not be able to continue as a going concern.

     We are seeking additional financing for working capital and are considering all possible financing alternatives, the receipt of which cannot be assured. Such financing alternatives include the raising of additional working capital through the issuance of common stock and/or convertible preferred stock to new investors in our company through a private offering of securities. As of the filing of Amendment No. 1 to this Form 10-KSB, we do not have any commitment by any part to provide us with financing.

     Our efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTC Bulletin Board, are illiquid and are subject to the rules relating to penny stocks. If we choose to repay the Notes before maturity, the Notes must be repaid at a premium of: 120% of the outstanding principal amount until 180 days after March 27, 2002; 128% between 181 and 270 days after March 27, 2002 and 135% from and after 271 days after March 27, 2002. As a precondition to repayment before maturity, there must be no event of default and the shares of common stock issuable upon conversion of the Notes must be included for unrestricted resale in a registration statement effective as of the repayment date. Consent of the Investors is required for repayment of the Notes before the maturity. These conditions on repayment of the Notes may further hamper our efforts to raise additional funds.

     No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Our financing needs are based upon management estimates as to future revenue and expense. Further, our financing needs assume that no demand for repayment is made by any or all of the holders of our 8% Convertible Notes. Because of our default of covenants relating to these Notes, a holder of the Note, at its option, may demand payment of 130% of the then-outstanding principal and accrued interest. As of July 22, 2003, $518,023.50 in principal and $13,319.04 in accrued but unpaid interest was outstanding on the Notes. Any demand for repayment of the Notes, without additional financing, would adversely affect our ability to continue operations. We are seeking waivers of the events of default under the Notes, receipt of which cannot be assured. Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, and our ability to materially increase the revenue generated by our CVProfilor™ DO-2020 System and other cash flow from operations.

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

Ernst & Young LLP

Minneapolis, Minnesota
August 9, 2002

Hypertension Diagnostics, Inc.

Balance Sheets

	June 30

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$1,824,238	$3,885,064
Accounts receivable	279,609	46,017
Interest receivable	5,070	8,436
Related party note receivable	117,000	—
Inventory	1,394,191	1,298,178
Prepaids and other current assets	89,338	9,679

Total Current Assets	3,709,446	5,247,374
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,074,468	841,933
Less accumulated depreciation	(505,283)	(309,567)
	586,387	549,568
Patents, net of accumulated amortization of $42,005 and $35,205 at June 30, 2002 and 2001, respectively	3,400	10,200
Other Assets	6,730	6,730

Total Assets	$4,305,963	$5,813,872

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$149,306	$238,797
Accrued payroll and payroll taxes	224,515	192,593
Convertible notes payable	1,268,119	—
Deferred revenue	69,667	—
Other accrued expenses	58,433	48,697

Total Current Liabilities	1,770,040	480,087
Deferred Revenue, less current portion	34,833	—
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000
Issued and outstanding shares— 6,495,577 and 5,684,329 at June 30, 2002 and 2001, respectively	64,956	56,843
Additional paid-in capital	20,044,153	16,527,165
Deferred compensation	—	(11,870)
Accumulated deficit	(17,608,019)	(11,238,353)

Total Shareholders’ Equity	2,501,090	5,333,785

Total Liabilities and Shareholders’ Equity	$4,305,963	$5,813,872

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30

	2002	2001

Revenue:
Equipment sales	$440,555	$2,047,304
Rental	108,643	—

	549,198	2,047,304
Cost of Sales	101,612	466,313

Gross Profit	447,586	1,580,991
Expenses:
Research and development	40,827	315,017
Selling, general and administrative	6,397,697	3,725,883

Total Expenses	6,438,524	4,040,900

Operating Loss	(5,990,938)	(2,459,909)
Other Income (Expense):
Interest income	56,353	205,058
Interest expense	(435,081)	—

Net Loss	$(6,369,666)	$(2,254,851)

Basic and Diluted Net Loss per Share	$(1.07)	$(.42)
Weighted Average Shares Outstanding	5,956,067	5,371,111

See accompanying notes.

Hypertension Diagnostics, Inc.

Statement of Shareholders’ Equity

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at June 30, 2000	5,173,697	$51,737	$14,211,307	$(83,210)	$(8,814,651)	$5,365,183
Value of stock options granted in lieu of cash compensation	—	—	51,750	—	—	51,750
Amortization of deferred compensation	—	—	—	71,340	—	71,340
Stock options exercised	50,518	505	123,524	—	—	124,029
Class A Redeemable Warrants exercised, net of expenses of $73,062	396,669	3,967	1,966,184	—	—	1,970,151
Stock warrants exercised	63,445	634	174,400	—	(168,851)	6,183
Net loss	—	—	—	—	(2,254,851)	(2,254,851)

Balance at June 30, 2001	5,684,329	56,843	16,527,165	(11,870)	(11,238,353)	5,333,785
Value of stock options, Common Stock and warrants issued in lieu of cash	220,000	2,200	2,345,900	(2,348,100)	—	—
Amortization of deferred compensation	—	—	—	2,359,970	—	2,359,970
Conversion of notes payable and accrued interest into Common Stock	574,748	5,748	517,628	—	—	523,376
Stock options exercised	16,000	160	39,862	—	—	40,022
Class A Redeemable Warrants exercised	500	5	2,570			2,575
Convertible notes payable — beneficial conversion and warrant valuation			611,028			611,028
Net loss	—	—	—	—	(6,369,666)	(6,369,666)

Balance at June 30, 2002	6,495,577	$64,956	$20,044,153	$—	$(17,608,019)	$2,501,090

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2002

1.	Organization and Significant Accounting Policies

Description of Business

     Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. Prior to October 1, 2000, the Company was considered to be a development stage company. The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.

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

Revenue Recognition

     Equipment Sales Revenue is recognized at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. In addition, title passes to the customer or distributor upon shipment. Shipping and handling costs are included as cost of equipment sales. At the time of shipment, all of the criteria for recognition set forth in SAB No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

     Equipment Rental Revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized upon cash receipt.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

1.	Organization and Significant Accounting Policies (Continued)

     In the case of either a sale or rental of the Company’s product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange product. Warranty repairs on all of the above are handled on a repair or replacement basis, at the Company’s discretion. Further, there is no installation of the product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, the Company believes its revenue recognition policy is appropriate and in accordance with SAB No. 101.

Research and Development Costs

     All research and development costs are charged to expense as incurred.

Income Taxes

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Inventory

     Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials.

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

Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FASB 123), but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with FASB 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, transactions in which equity instruments are issued in exchange for services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliable measure.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

2.	Going Concern (Continued)

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

4.	Convertible Notes Payable (Continued)

     In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the $2,000,000 of Convertible Note proceeds received to the convertible note carrying value and the detachable warrants on a relative fair value basis. The Company determined the fair value of the Convertible Notes to be the notes face value and the fair value of the warrants utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.50%, no expected dividend yield, an expected life of 5 years and expected volatility of .567. Based on the fair value allocation method, the Company assigned $1,684,211 and $315,789 of the note proceeds as the relative fair value of the Convertible Notes and warrant, respectively.

     The Company determined the fair value of the beneficial conversion feature of the Convertible Notes in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The number of beneficial shares to be received was determined by converting the relative fair value assigned to the convertible debt by the conversion price and the fair market value of the stock as of March 27, 2002, the date of the transaction. A beneficial conversion of $295,240 was measured by multiplying the beneficial shares times the fair market value of the stock as of March 27, 2002. The beneficial conversion was included as a charge to interest expense in March of 2002, since the notes were immediately convertible.

     During the period March 27, 2002 through June 30, 2002, $518,213 of Convertible Notes principal, and $5,163 of accrued interest relating to this principal amount, were converted into 574,748 shares of common stock. The relative fair value of the warrants was recorded as a discount against the carrying value of the Convertible Notes. The Debt Discount is being amortized on a straight-line basis over three(3) years, the term of the debt agreement, and as the debt is converted. As of June 30, 2002, the balance of the Convertible Notes Payable is $1,481,787 and the Debt Discount is $213,668.

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

     On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company, up to a maximum of 750,000 shares. Stock options may be either qualified or nonqualified for income tax purposes. On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000. Under the terms of the 1998 Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The 1998 Option Plan is administered in a similar manner to the 1995 Option Plan.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

6.	Stock Options and Warrants (Continued)

     A summary of outstanding options under the 1998 Option Plan is as follows:

	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2000	431,020	318,980	$3.52
Granted	(353,200)	353,200	4.85
Exercised	—	(19,000)	2.97
Canceled /forfeited	38,500	(38,500)	2.94

Balance at June 30, 2001	116,320	614,680	4.34
Additional shares reserved	500,000	—
Granted	(102,500)	102,500	2.10
Exercised	—	(5,000)	2.94
Canceled/forfeited	92,500	(92,500)	5.04

Balance at June 30, 2002	606,320	619,680	3.88

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

     At June 30, 2002, the Company had also granted a total of 1,106,257 options outside the 1995 Option Plan and the 1998 Option Plan. These options have exercise prices between $1.70 and $3.70 and a weighted average remaining contractual life of three years. These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. Of the 1,106,257 options granted, 1,021,257 were granted during the period October 30, 1995 to July 1, 1997 to certain officers, directors and founders of the Company, under which no compensation cost was recognized. The remainder, 85,000 options, were granted for consulting services provided to the Company. The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided. The number of non-Plan options exercisable at June 30, 2002 and 2001 were 1,106,257 and 1,111,257, respectively, at weighted average exercise prices of $1.80 and $1.80, respectively. There were no non-Plan options granted during the years ended June 30, 2002 and 2001, respectively.

     In July 2001, the Company entered into a Consulting Agreement for investor communications and public relations consulting services with Redwood Consulting, LLC. In consideration for the consulting services, the Company issued 200,000 shares of common stock with a fair market value of $6.02 per share on the date of issuance and warrants to purchase 300,000 shares of common stock. Under the warrant agreements, warrant holders can purchase an aggregate of 100,000 shares of common stock at $5.00 per share, an aggregate of 100,000 shares at $7.50 per share and an aggregate of 100,000 shares at $10.00 per share and were immediately exercisable. The Company has determined the fair value of the common stock and warrant to be $2,129,000, which was expensed as the services are provided. The fair value of the issued shares was based on the fair market value on the date of issuance. The fair value of the warrants was determined utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.75%, no expected dividend yield, an expected life of 5 years and expected volatility of .586.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2002

6.	Stock Options and Warrants (Continued)

     In September 2001, the Company entered into a Consulting Agreement for investor communications and public relations consulting services with Makefield Securities Corporation. In consideration for the consulting services, the Company issued 10,000 shares of common stock with a fair market value of $3.83 per share on the date of issuance and warrants to purchase 10,000 shares of common stock at $7.50 per share. The warrants were immediately exercisable. The Company has determined the fair value of the common stock and warrants to be $47,300, which was expensed as the services were provided. The fair value of the issued shares was based on the fair market value on the date of issuance. The fair value of the warrants was determined utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.75%, no expected dividend yield, an expected life of 3 years and expected volatility of .573.

     In November 2001, the Company entered into a Consulting Agreement for investor communications and public relations consulting services with Hyperion Holdings, LLC. In consideration for the consulting services, in November the Company issued 10,000 shares of common stock with a fair market value of $3.91 per share and a warrant to purchase 10,000 shares of common stock at $4.56 and in March 2002, issued a warrant to purchase 100,000 shares of common stock at $3.25. The warrants were immediately exercisable. The Company has determined the fair value of the services to be $171,800, which was expensed as the services were provided. The fair value of the issued shares was based on the fair market value on the date of issuance. The fair value of the warrants was determined utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.5%-5.75%, no expected dividend yield, an expected life of 3 years and expected volatility of .567-.603.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following table provides information about our current directors, executive officers and key consultant as of June 30, 2002:

Name	Age	Position	Director Since

Kenneth W. Brimmer(1)(2)	47	Chairman of the Board of Directors	1995
Greg H. Guettler	48	President and Director	1997
Charles F. Chesney, D.V.M., Ph.D., R.A.C.	59	Executive Vice President, Corporate Secretary, Chief Technology Officer and Director	1988
James S. Murphy	58	Senior Vice President, Finance and Administration and Chief Financial Officer	—
E. Paul Maloney	49	Vice President – Engineering	—
Jay N. Cohn, M.D.(1)(2)	72	Chief Medical Consultant, Chairman of the Scientific and Clinical Advisory Board and Director	1988
Stanley M. Finkelstein, Ph.D	61	Chief Technical Consultant	—

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

Scientific and Clinical Advisory Board

     In order to provide us with a wide range of scientific and clinical advice, our Board of Directors appointed Dr. Jay N. Cohn to become the Chairman for an Advisory Board of cardiovascular experts. The Scientific and Clinical Advisory Board meets on an as-needed basis and serves to provide us with advice regarding advances in the field of arterial elasticity and to review results and new developments associated with our technology. Under some circumstances, members of the Scientific and Clinical Advisory Board may be asked to test our products in their own laboratories. The following persons serve on our Scientific and Clinical Advisory Board:

•	Hans R. Brunner, M.D. — Professor of Medicine, Division of Hypertension and Vascular Medicine, Centre Hospitalier Universitaire Vaudois (CHUV), Department of Medicine, University of Lausanne, Lausanne, Switzerland.

•	Jay N. Cohn, M.D. — Professor of Medicine, Cardiovascular Division, University of Minnesota Medical School, Minneapolis, Minnesota.

•	Daniel Duprez, M.D., Ph.D. — Professor of Medicine, Department of Cardiology, University of Minnesota Medical School, Minneapolis, Minnesota.

•	Thomas D. Giles, M.D. — Professor of Medicine, Director of Program in Hypertension and Heart Failure, Director of Cardiovascular Research, Department of Medicine, Louisiana State University Medical Center, New Orleans, Louisiana.

•	Stevo Julius, M.D., Sc.D. — Professor of Medicine and Physiology, Division of Hypertension, University of Michigan Medical Center, Ann Arbor, Michigan.

•	Giuseppe Mancia, M.D. — Professor of Medicine, Head of First Division of Medicine at the San Gerardo Hospital and Chairman of the Department of Internal Medicine at the University of Milan School of Medicine, Vice President of the Scientific Council of the European Societies of Hypertension, Milan, Italy.

•	Karl-Heinz Rahn, M.D. — Professor of Medicine and Chairman, Department of Medicine, University of Muenster, Muenster, Germany.

•	Lawrence M. Resnick, M.D. — Professor of Medicine, Cornell University Medical Center, New York Presbyterian Hospital, New York, New York.

•	Michel E. Safar, M.D. — Professor of Medicine, Chief of the Department of Internal Medicine and Hypertension Research Center, Hospital Broussais, Director of Research National Institute, Centre de Diagnostics, Paris, France.

•	Marc A. Silver, M.D., F.A.C.P., F.A.C.C. — Professor of Medicine, Director of Heart Failure Institute, Director of Cardiovascular Disease Fellowship Program, Christ Hospital and Medical Center, Oak Lawn, Illinois.

•	Michael A. Weber, M.D. — Professor of Medicine, State University of New York, Health Science Center, Brooklyn, New York, New York; Past President of the American Society of Hypertension.

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
Financial Officer
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

Option Grants in Fiscal Year 2002

	Number of	Percent of Total
	Securities	Options Granted to
	Underlying Options	Employees in	Exercise or Base
Name	Granted	Fiscal Year	Price ($/Share)	Expiration Date

Greg H. Guettler	25,000	23.3%	$1.00/share	6/11/2012
Charles F. Chesney	25,000	23.3%	$1.00/share	6/11/2012
James S. Murphy	25,000	23.3%	$1.00/share	6/11/2012
E. Paul Maloney	—	—	—	—

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table presents, as of July 22, 2003, certain information regarding beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, MN 55121.

	Shares Beneficially Owned

		Shares Acquirable	Percentage
Name of Beneficial Owner	Shares	Within 60 Days(1)	Total	Beneficially Owned

Greg H. Guettler	25,000	379,428	404,428	3.8%
Charles F. Chesney	59,000	532,474	591,474	5.4%
James S. Murphy	54,000	308,124	362,124	3.4%
E. Paul Maloney	500	24,000	24,500	*
Jay N. Cohn	104,174	469,211	573,385	5.3%
Kenneth W. Brimmer	54,500	85,500	140,000	1.3%
Stanley M. Finkelstein, Ph.D.
Health Informatics Division, Box 609
UMHC, 420 Delaware St. S.E.,
Minneapolis, Minnesota 55455	54,383	257,688	312,071	2.9%
Wayne W. Mills(2)
5020 Blake Rd. S
Edina, MN 55436	318,000	85,000	403,000	3.9%
All Officers and Directors as a Group (6 persons)	297,174	1,798,737	2,095,911	17.2%

*	Less than 1%.

(1)	Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Based on an Amendment No. 2 to Schedule 13G filed with the U.S. Securities and Exchange Commission on behalf of Mr. Mills on February 14, 2002.

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

ITEM 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

No.	Document	Incorporated By Reference To:

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998 (the “1998 Registration Statement”).

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.

3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.

4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

No.	Document	Incorporated By Reference To:

4.3	Amended and Restated Class B Warrant Agreement dated as of September 27, 2002 by and between Hypertension Diagnostics, Inc. and Mellon Investor Service, LLC as Warrant Agent.	Exhibit 4.1 of the Current Report on Form 8-K dated September 27, 2002.

4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.5	Form of Warrant Expiring July 2, 2004 issued in connection with Consulting Agreement dated as of July 9, 2001 between Hypertension Diagnostics, Inc. and Redwood Consultants, LLC.	Exhibit 4.2 of the Registration Statement on Form S-3 (File No. 333-72118).

4.6	Form of 8% Convertible Note due March 27, 2005	Exhibit 10.2 of the Current Report on Form 8-K dated March 27, 2002.

4.7	Form of Common Stock Purchase Warrant issued in connection with Subscription Agreement dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.8	Form of Warrant issued to Hyperion Holdings, LLC	Exhibit 10.4 of the Registration Statement on Form S-3 (File No. 333-86658).

4.9	Form of Warrant issued in connection with Engagement Letter dated November 8, 2001 by and between the Company and Hyperion Partners Corp.	Exhibit 10.5 of the Registration Statement on Form S-3 (File No. 333-86658).

10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.4	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.5	Consulting Agreement between Stanley M. Finkelstein, Ph.D. and the Company, dated October 30, 1995	Exhibit 10.9 of the Company’s 1998 Registration Statement.

10.6	Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated effective August 31, 1998	Exhibit 10.14 of the Company’s Form 10-QSB for the quarter ended December 31, 1998.

10.7	Office Lease Agreement, dated as of October 24, 1997	Exhibit 10.11 of the Company’s 1998 Registration Statement.

10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.

10.9	Employment Agreement between Charles F. Chesney, D.V.M., Ph.D, R.A.C. and the Company, dated December 22, 1999 *	Exhibit 10.18 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

No.	Document	Incorporated By Reference To:

10.10	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999 *	Exhibit 10.19 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.11	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999 *	Exhibit 10.20 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.12	First Amendment to Office Lease Agreement, dated as of July 31, 2000	Exhibit 10.21 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

10.13	Employment Agreement between E. Paul Maloney and the Company, dated March 28, 2001 *	Exhibit 10.22 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

10.14	Consulting Agreement dated July 9, 2001 by and between the Company and Redwood Consultants, LLC	Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-72118).

10.15	Subscription Agreement dated as of March 27, 2002 by and between Hypertension Diagnostics, Inc. and the subscribers thereto	Exhibit 10.1 of the Current Report on Form 8-K dated March 27, 2002.

10.16	Letter Agreement dated October 15, 2002 by and between Hypertension Diagnostics, Inc. and each of the subscribers to the Subscription Agreement dated as of March 27, 2002.	Exhibit 99.2 to the Current Report on Form 8-K dated October 15, 2002.

23.1	Consent of Independent Auditors	Filed Herewith.

99.1	Certificate pursuant to 18 U.S.C. §1350	Filed Herewith.

* Indicates a management contract or compensatory plan or arrangement

(b) Reports

     The Company filed the following Current Reports on Form 8-K during the last quarter covered by this Amendment No. 1 to Form 10-KSB:

•	Current Report on Form 8-K dated April 30, 2002 reporting the declaration of effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-86658) which registered for resale 1,970,000 shares of the Company’s common stock for issuance upon conversion of those certain three-year 8% Convertible Notes.

•	Current Report on Form 8-K dated May 20, 2002 reporting the declaration of effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-88152) which registered for resale an additional 1,750,000 shares of the Company’s common stock for issuance upon conversion of those certain three-year 8% Convertible Notes.

•	Current Report on Form 8-K dated June 6, 2002 reporting: (a) the declaration of effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-85632) relating to the offering of 2,356,073 Redeemable Class B Warrants; (b) the Company reduced the exercise price of its Class B Warrant from $5.85 to $2.00; and ( c) the Company reduced the exercise price of its Class A Warrant from $5.15 to $1.80.

ITEM 14. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Company’s President, Greg H. Guettler, and Chief Financial Officer, James S. Murphy, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this Amendment No. 1 to Annual Report on Form 10-KSB. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Amendment No. 1 to Form 10-KSB.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ GREG H. GUETTLER GREG H. GUETTLER, President (Principal executive officer)

Dated: July 28, 2003

     In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on July 28, 2003.

Signature	Title

/s/ KENNETH W. BRIMMER* Kenneth W. Brimmer	Chairman of the Board of Directors

/s/ GREG H. GUETTLER Greg H. Guettler	President and Director (Principal executive officer)

/s/ CHARLES F. CHESNEY* Charles F. Chesney	Executive Vice President, Secretary, Chief Technology Officer and Director

/s/ JAMES S. MURPHY James S. Murphy	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal financial officer)

/s/ JAY N. COHN* Jay N. Cohn	Director

* By:	/s/ Greg H. Guettler

Attorney-In-Fact

CERTIFICATIONS

     I, Greg H. Guettler, certify that:

1.	I have reviewed this Amendment No. 1 to Annual Report on Form 10-KSB of Hypertension Diagnostics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003	/s/Greg H. Guettler President

I, James S. Murphy, certify that:

1.	I have reviewed this Amendment No. 1 to Annual Report on Form 10-KSB of Hypertension Diagnostics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003	/s/James S. Murphy Chief Financial Officer