Form 10QSB/A
period 2003-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-07-29
CIK 1058828

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

The number of shares of Common Stock outstanding as of July 22, 2003 was 10,381,257.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$291,243	$1,824,238
Accounts receivable	91,532	279,609
Interest receivable	12,194	5,070
Related party note receivable	—	117,000
Inventory	1,247,819	1,394,191
Prepaids and other current assets	121,202	89,338

Total Current Assets	1,763,990	3,709,446
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,174,532	1,074,468
Less accumulated depreciation	(667,870)	(505,283)

	523,864	586,387
Patents, net of accumulated amortization of $45,405 and $42,005 at March 31, 2003 and June 30, 2002, respectively	—	3,400
Other Assets	6,730	6,730

Total Assets	$2,294,584	$4,305,963

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$82,368	$149,306
Accrued payroll and payroll taxes	228,688	224,515
Convertible notes payable	552,861	1,268,119
Deferred revenue	52,250	69,667
Other accrued expenses	31,266	58,433

Total Current Liabilities	947,433	1,770,040
Deferred Revenue, less current portion	—	34,833
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000	—	—
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000	96,282	64,956
Issued and outstanding shares—9,628,225 and 6,495,577 at March 31, 2003 and June 30, 2002, respectively	96,282	64,956
Additional paid-in capital	21,298,220	20,044,153
Accumulated deficit	(20,047,351)	(17,608,019)

Total Shareholders’ Equity	1,347,151	2,501,090

Total Liabilities and Shareholders’ Equity	$2,294,584	$4,305,963

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2003	2002	2003	2002

Revenue:
Equipment sales	$77,287	$50,453	$227,675	$344,304
Equipment rental	84,364	44,647	245,959	75,004
Service warranty income	17,417	—	52,250	—

	179,068	95,100	525,884	419,308
Cost of Sales	34,338	12,327	87,695	75,903

Gross Profit	144,730	82,773	438,189	343,405
Expenses:
Research and development	—	—	—	40,827
Selling, general and administrative	652,515	1,517,451	2,684,497	5,088,909

Total Expenses	652,515	1,517,451	2,684,497	5,129,736

Operating Loss	(507,785)	(1,434,678)	(2,246,308)	(4,786,331)
Other Income (Expense):
Interest income	4,044	6,637	17,176	47,863
Interest expense	(57,511)	(296,993)	(210,200)	(296,993)

Net Loss	$(561,252)	$(1,725,034)	$(2,439,332)	$(5,035,461)

Basic and Diluted Net Loss per Share	$(.06)	$(.29)	$(.31)	$(.86)
Weighted Average Shares Outstanding	9,463,110	5,920,829	7,871,211	5,824,236

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Nine Months Ended
	March 31

	2003	2002

Operating Activities:
Net loss	$(2,439,332)	$(5,035,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	350,000	1,978,877
Depreciation	162,588	148,276
Amortization	3,400	5,100
Interest expense — convertible debt fair value allocation to beneficial conversion price	—	295,239
Amortization of debt discount	149,023	—
Interest expense — converted to Common Stock	13,711	—
Change in operating assets and liabilities:
Accounts receivable	188,077	(66,315)
Interest receivable	(7,124)	5,769
Related party note receivable	117,000	—
Inventory	46,308	(367,662)
Prepaids and other current assets	(31,864)	(181,656)
Accounts payable	(66,938)	(125,839)
Accrued payroll and payroll taxes	4,173	20,901
Deferred revenue	(52,250)	—
Other accrued expenses	(27,167)	(38,070)

Net cash used in operating activities	(1,590,395)	(3,360,841)
Investing Activities:
Purchase of property and equipment	—	(7,120)

Net cash used in investing activities	—	(7,120)
Financing Activities:
Issuance of Common Stock	57,400	42,598
Proceeds from issuance of notes payable	—	2,000,000

Net cash provided by financing activities	57,400	2,042,598

Net decrease in cash and cash equivalents	(1,532,995)	(1,325,363)
Cash and cash equivalents at beginning of period	1,824,238	3,885,064

Cash and cash equivalents at end of period	$291,243	$2,559,701

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$877,993	$—

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

March 31, 2003

1.	Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. The June 30, 2002 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB and Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The policies described in that report are used for preparing quarterly reports.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)

March 31, 2003

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2002 Annual Report on Form 10-KSB (and Amendment No. 1 to our 2002 Annual Report on Form 10-KSB) under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our immediate need for additional capital; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks;” the existence of events of default under our 8% Convertible Notes and the resulting right of the holders of such Notes to demand immediate repayment at a premium to the principal outstanding; our ability to develop a business model to timely generate acceptable levels of revenues; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; and our ability to protect our proprietary technology. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report. In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

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

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System	The CR-2000 Research System is being marketed worldwide “for research purposes only” to research scientists for the purposes of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE0123 ) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

CVProfilor™ MD-3000 CardioVascular Profiling System	The CVProfilor™ MD-3000 System is the international version of the CVProfilor™ DO-2020 System designed for physicians outside the United States. The CVProfilor™ MD-3000 System has a CE Mark (CE0123) that allows it to be marketed within European Union countries.

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

Results of Operations

     As of March 31, 2003, we had an accumulated deficit of $(20,047,351), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of March 31, 2003, we have cash and cash equivalents of $291,243, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor™ DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next four months following March 31, 2003. Because of these conditions, our independent auditors, Ernst & Young LLP, have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

          As of March 31, 2003, we have cash and cash equivalents of $291,243, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor™ DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for approximately the next four months following March 31, 2003. As of June 30, 2003, we have cash and cash equivalents of approximately $80,000. Revenues from placements of our CVProfilor™ DO-2020 Systems and sales of our CR-2000 Research Systems are not expected to be sufficient, either alone or together, to provide us with sufficient working capital to support our operations in the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. If we do not promptly receive substantial additional capital, we will be forced to cease operations. If we are forced to cease operations, we will seek to eliminate all operating expenses while we reassess our strategic options.

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

     We are currently implementing a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan resulted in the reduction in the number of employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. As a result of this plan, since December 31, 2002 and as of March 31, 2003, we had 11 full time employees and 2 part time employees. Furthermore, effective December 23, 2002, each of the Company’s executive officers have voluntarily accepted a 50% salary reduction for a period of six months. As a result of these wage reductions and reductions in general spending, our quarterly net cash burn rate has been reduced from approximately $633,000 for the quarter ended December 31, 2002 to approximately $315,000 for the quarter ended March 31, 2003.

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

     In addition, because our CVProfilor™ DO-2020 is being marketed on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor™ DO-2020 as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor™ DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is received generally within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that the Company will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period.

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

     Further, our financing needs assume that no demand for repayment is made by any or all of the holders of our 8% Convertible Notes. Because of our default of covenants relating to these Notes, a holder of the Note, at its option, may demand payment of 130% of the then-outstanding principal and accrued interest. As of July 22, 2003, there remained outstanding $518,023.50 in principal and $13,319.04 in accrued but unpaid interest relating to the Notes. Additionally, a Note holder, at its option, may demand cash or stock at the applicable conversion price in an amount equal to two (2%) percent per month of the principal amount of the Notes (whether or not converted) for the duration of the default relating to the registration statement, as described below. We are in default of the covenants of the Notes relating to: (a) our failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to shareholders’ equity and (b) our withdrawal from The Nasdaq SmallCap Market. We are also in default of covenants of the Notes relating to our failure to maintain an effective registration statement for the resale by the Note holders of shares of our common stock issuable upon conversion of the Notes. We had been in default of a covenant of the Notes relating to our failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to minimum bid price; however, this particular default was waived by the holders of the Notes pursuant to that certain letter agreement dated October 15, 2002 which was filed as Exhibit 99.2 to our Form 8-K dated October 15, 2002 and filed on October 22, 2002.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

8% Convertible Notes due March 27, 2005

     On January 31, 2003, in conjunction with our efforts to obtain financing, the holders of our 8% Convertible Notes Due March 27, 2005 (the “Notes”) agreed to forbear from any demand for repayment of principal, interest or any penalty relating to such Notes and to forbear from conversion of such Notes until February 21, 2003. This January 31, 2003 agreement expired by its terms on February 21, 2003. On February 26, 2003, we again reached an agreement with the holders of the Notes for a forbearance from any demand for repayment of principal, interest or any penalty relating to such Notes and to forbear from conversion of such Notes until March 27, 2003. The February 26, 2003 forbearance agreement terminated by its terms on March 27, 2003. We have not secured any agreement from the Note holders to forbear from any action subsequent to March 27, 2003.

     As of July 25, 2003, we have received no demand from any Note holder for payment of the Notes and we are currently negotiating with the holders of the Notes to extend the forbearance period described above and to settle and discharge the obligations under the Notes in connection with our efforts to raise additional working capital.

     Without the forbearance agreement and because of existing covenant defaults under the Notes, as described below, a holder of the Notes may demand cash repayment of 130% of the then-outstanding principal amount of the Note and any accrued but unpaid interest and may recommence conversions of the Notes at any time outside of the forbearance periods described above. As of July 22, 2003, there remained $518,023.50 in principal outstanding and $13,319.04 in accrued but unpaid interest relating to the Notes. Further, a Note holder, at its option, may demand cash or stock at the applicable conversion price in an amount equal to two (2%) percent per month of the principal amount of the Notes (whether or not converted) for the duration of the default relating to the registration statement, as described below. If the Note holders do not exercise their right to demand these penalty amounts, the principal amount and accrued but unpaid interest relating to the Notes is due March 27, 2005. We currently have no working capital with which to repay the Notes or with which to satisfy any demand for repayment of any amounts relating to the Notes.

     The Company is currently in default of the covenants of the Notes relating to: (a) its failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to shareholders’ equity and (b) withdrawal from The Nasdaq SmallCap Market. The Company is also in default of covenants of the Notes relating to its failure to maintain an effective registration statement for the resale by the Note holders of shares of its common stock issuable upon conversion of the Notes.

     The Company had been in default of a covenant of the Notes relating to its failure to meet The Nasdaq SmallCap Market requirements for continued listing relating to minimum bid price; however, this particular default was waived by the holders of the Notes pursuant to a letter agreement dated October 15, 2002.

     Further, if we choose to repay the Notes before maturity, the Notes must be repaid at a premium of: 120% of the outstanding principal amount until 180 days after March 27, 2002; 128% between 181 and 270 days after March 27, 2002 and 135% from and after 271 days after March 27, 2002. As a precondition to repayment before maturity, there must be no event of default and the shares of common stock issuable upon conversion of the Notes must be included for unrestricted resale in a registration statement effective as of the repayment date. Consent of the holders of the Notes is required for repayment of the Notes before the maturity. These conditions on repayment of the Notes may further hamper our efforts to raise additional funds.

Sales of Unregistered Securities From July 1, 2002 through March 31, 2003

     Effective June 21, 2002, we entered into a consulting agreement (the “HRI Agreement”) with HRI Consultants, a Division of Homeowner’s Realty, Inc. (“HRI”) for assistance in introducing us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. Under the HRI Agreement, compensation was payable, in either cash or in our securities, at our election, to HRI on each of September 30, 2002 and December 31, 2002. Pursuant to the HRI Agreement, on September 30, 2002 we issued 112,500 shares of the our common stock and a three-year warrant to purchase 37,500 shares of our common stock at an exercise price of $1.50 per share. On December 31, 2002, we issued to HRI 187,500 shares of our common stock and a three-year warrant to purchase 62,500 shares of our common stock at an exercise price of $1.50 per share. Based on the manner of sale and representations of HRI, we believe that this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was, therefore, exempt from the registration requirements thereof.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Amendment No. 1 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ James S. Murphy James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)
Date: July 28, 2003

CERTIFICATIONS

I, Greg H. Guettler, certify that:

1.     I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-QSB of Hypertension Diagnostics, Inc.;

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

Date: July 28, 2003	/s/ Greg H. Guettler

President

I, James S. Murphy, certify that:

1.     I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-QSB of Hypertension Diagnostics, Inc.;

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

Date: July 28, 2003	/s/ James S. Murphy

Chief Financial Officer