Form 10KSB
period 2003-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-09-29
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Common Stock ($.01 par value)

(Title of Class)

Redeemable Class B Warrant

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended June 30, 2003 were $775,336.

The aggregate market value of the Company’s common stock and Series A Convertible Preferred Stock held by nonaffiliates of the issuer as of September 19, 2003, when the last sale price of the Company’s common stock was $.51 as reported by the OTC Bulletin Board, was approximately $4,760,000.

There were 22,938,890 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-KSB is incorporated by reference to a definitive information statement to be filed by the registrant within 120 days of June 30, 2003.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-KSB
For the Year Ended June 30, 2003

INDEX

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
PART III
Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services
SIGNATURES

PART I

ITEM 1. Business

Forward-Looking Statements

     This Annual Report and our public documents to which we refer contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption “Risk Factors,” as well as others not now anticipated.

     These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; our lack of authorized common stock to issue all securities in the Unit Placement; the control exercised by the Schwartz Group; if the Proposal is not approved, holders of our common stock will be adversely affected; existing shareholders will suffer dilution as a result of the Unit Placement; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.

Change Of Control and Unit Placement

     On August 28, 2003, we completed the private placement (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of our common stock, and warrants as follows:

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of the Series A Preferred Stock at an exercise price of $2.04 per share.

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of the Series A Preferred Stock at an exercise price of $2.64 per share.

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share.

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

     As a condition to the Unit Placement, each of the investors in the Unit Placement (each, an “Investor” and collectively, the “Investors”) entered into a Shareholders’ Agreement, Voting Agreement, with an irrevocable proxy, and Registration Rights Agreement.

     The Shareholders’ Agreement contains provisions relating to, among other things, preemptive rights, rights of first refusal and approval of certain transactions. The Voting Agreement provides, among other things, that each party to the Voting Agreement will agree to vote all of the Stock (which means shares of common stock, preferred stock and any other class of our equity securities and shall include any shares of common stock issuable upon exercise, exchange or conversion of securities exercisable or exchangeable for or convertible into shares of our common stock) held by such party in favor of a certain composition of the Board and an increase in the number of shares of authorized common stock. To effectuate the Voting Agreement, each Investor executed a proxy in favor of Mark N. Schwartz with respect to all shares of Stock owned by such Investor. In addition to granting Mr. Schwartz the proxy to vote the shares on the foregoing matters, the proxy also grants Mr. Schwartz the right to vote the Stock in his discretion on other matters. Pursuant to the Registration Rights Agreement, during the period commencing 120 days after the final closing of the Unit Placement and expiring 48 months after the final closing of the Unit Placement, the holders of the Units are entitled to a one-time demand that we effect as soon as practicable the registrations of the certain components of the Units, subject to customary restrictions. The Registration Rights Agreement also grants the Investors certain registration rights commonly called “piggy-back” registration rights.

The Proposal

     Because of our lack of sufficient authorized common stock, we have agreed to seek the approval of our shareholders of an amendment to our Articles of Incorporation increasing the number of shares of authorized common stock to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock) (the “Proposal”). In connection with the closing of the Unit Placement, we agreed to call a meeting of our shareholders and to obtain the approval of our shareholders of the Proposal within 120 days of the final closing of the Unit Placement.

     If the Proposal is not approved within 120 days of the final closing of the Unit Placement, that is, on or before December 26, 2003, the following events will occur:

•	We have authorized a twelve-to-one forward stock split of the Series A Preferred Stock and a proportional increase in the authorized Series A Preferred Stock, which will become effective immediately and automatically;

•	The common stock purchase warrants issued in the Unit Placement shall automatically convert to the right to purchase one-twelfth (1/12) of one share of the Series A Preferred Stock, and the exercise price of each share issuable upon exercise of such warrants shall automatically increase by a multiple of 12;

•	The registration rights relating to the common stock sold or underlying other securities sold in the Unit Placement will become registration rights with respect to the Series A Preferred Stock;

•	The Series A Preferred Stock will accrue a cumulative and compounding dividend, payable in arrears, equal to 11% per year from the date of issuance to the date of payment; and

•	All common stock-based compensation payable to Mr. Mark N. Schwartz, our Chief Executive Officer, will be payable in shares of Series A Preferred Stock.

Bridge Financing Loans

     To facilitate our continued operations pending a closing of the Unit Placement, we obtained a total of $40,000 in the form of a $20,000 bridge financing loan on August 4, 2003 from each of Kenneth W. Brimmer, our Director, and James S. Murphy, our Senior Vice President, Finance and Administration, and Chief Financial Officer. On August 15, 2003, we obtained an additional $75,000 bridge financing loan from Dr. Jay N. Cohn, our director. The bridge financing loans were each evidenced by unsecured promissory notes (collectively, the “Bridge Financing Notes”). The Bridge Financing Notes accrued interest at the annual rate of 8% and were due on demand of the holder at any time after September 1, 2003. In connection with the Unit Placement, the principal amounts due under the Bridge Financing Notes were automatically converted into Units in the Unit Placement at the same rate as a cash investment.

Satisfaction of the Notes

     Pursuant to a Subscription Agreement dated March 27, 2002, we issued three-year 8% Convertible Notes (the “Notes”) to Alpha Capital Aktiengesellschaft (“Alpha”), Stonestreet Limited Partnership (“Stonestreet”), Palisades Equity Fund, L.P., (“Palisades”), Ellis Enterprises Ltd. (“Ellis”) and Bristol Investment Fund, Ltd. (“Bristol”) in an aggregate principal amount of $2,000,000.

     On August 28, 2003, we closed the transactions under a Conversion and Voting Agreement dated August 1, 2003 (“Conversion Agreement”) with Alpha, Stonestreet and Ellis (collectively, the “Holders”), the remaining holders of the Notes, for the complete satisfaction and discharge of all amounts and obligations under the Notes, including any penalties relating to the Notes. As of August 1, 2003, all principal and interest under the Notes of Bristol and Palisades had been converted into shares of our common stock pursuant to the terms of the Notes.

     Pursuant to the Conversion Agreement, the Holders converted 1/3 of the outstanding principal and accrued but unpaid interest as of July 10, 2003 into 1,472,168 shares of our common stock. The rate of this conversion was 1 share of our common stock for each $.12 of outstanding principal and accrued but unpaid interest. Further, we issued to the Holders 1,766,599 shares of our common stock in connection with the satisfaction of the remaining 2/3 of the outstanding principal and accrued but unpaid interest (a rate of conversion of 1 share of our common stock for each $.20 of outstanding principal and accrued but unpaid interest). As of July 10, 2003, there was $518,023.50 in outstanding principal and $11,956.57 in accrued but unpaid interest relating to the Notes.

     In connection with the closing of the Conversion Agreement, we issued 3,238,767 shares of our common stock to the Holders as follows: Alpha Capital Aktiengesellschaft, 1,936,382 shares, Stonestreet Limited Partnership, 1,057,526 shares and Ellis Enterprises Ltd., 244,859 shares. Each of the Holders also executed and delivered an irrevocable proxy in favor of Mark N. Schwartz to vote in favor of the Proposal and such other matters (provided such matters do not adversely effect the rights of the Holders) as may be presented at meetings of security holders of the Company during the term of the proxy.

Reservation Agreement

     In connection with the Unit Placement, we entered into that certain Reservation Agreement dated as of August 4, 2003 with Messrs. Brimmer, Guettler and Murphy and Drs. Cohn and Chesney (the “Optionees”). Each of the Optionees agreed that each option to purchase our common stock held by such Optionee may not be exercised until such time as our shareholders approve of the Proposal. The number of shares of our common stock underlying options granted to the Optionees are as follows: 379,428 shares, Greg H. Guettler; 532,474 shares, Charles F. Chesney; 308,124 shares, James S. Murphy; 469,211 shares, Jay N. Cohn; and 79,500 shares, Kenneth W. Brimmer. In connection with the closing of the Unit Placement, the Optionees also delivered a proxy appointing either of Kenneth W. Brimmer or Greg H. Guettler as proxies to vote all of such Optionee’s securities for certain composition of the Board and in favor of the Proposal.

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

     We are currently marketing three products:

CVProfilor® DO-2020 CardioVascular Profiling System	The CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It is also sold and offered as a capital lease.

Utilizing our Central Data Management Facility, or CDMF, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers based on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE0123 ) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

CVProfilor® MD-3000 CardioVascular Profiling System	The CVProfilor® MD-3000 System is the international version of the CVProfilor® DO-2020 System designed for physicians outside the United States. The CVProfilor® MD-3000 System has a CE Mark (CE0123) that allows it to be marketed within European Union countries.

Background of Business

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

     Cardiovascular disease accounted for about 16.6 million worldwide deaths in 2001 with 7.2 million deaths from heart disease and 5.5 million deaths from stroke. Worldwide, high blood pressure is estimated to cause 7.1 million deaths and the World Health Organization (“WHO”) indicates that approximately 62% of strokes and 49% of heart attacks are caused by hypertension. According to the American Heart Association (“AHA”), 49% of all deaths in Europe are from cardiovascular disease (43% of all deaths in men and 55% of all deaths in women) and deaths from cardiovascular disease made up 40% of the total deaths in China in recent years. Stroke and coronary heart disease are the leading causes of cardiovascular disease death and illness in Southeast Asia. According to a 2003 Update by the AHA, more than 61 million Americans have one or more forms of cardiovascular disease, with hypertension or high blood pressure being the leading cardiovascular disease affecting approximately 50 million Americans. Coronary heart disease, the second largest form of cardiovascular disease, affects 12.9 million Americans and is the nation’s number one killer. Congestive heart failure affects 4.9 million Americans and is ranked number three. Stroke affects 4.7 million Americans and is ranked number four.

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

     Blood pressure waveform data is produced each time the heart cycles through a complete heartbeat. As the heart contracts pushing a volume of blood into the arteries, pressure within the arteries rise. As the aortic valve closes after the heart has ejected this volume of blood, blood pressure within the arteries falls prior to the next heartbeat. The complete cycle forms a pressure curve or waveform which reflects the degree or amount of arterial elasticity. Subtle changes in arterial elasticity introduce changes within the entire arterial system that are reflected in this blood pressure waveform or shape. This “blood pressure waveform” or “pulse contour analysis” methodology provides an independent assessment of the elasticity or flexibility of the large arteries which expand briefly as they act as conduits for blood ejected by the heart, and of the small arteries and the arterioles which produce oscillations or reflections in response to the pressure wave generated during each heart beat. The degree of arterial elasticity is related to the condition of the blood vessels and with declining elasticity comes an increase in the incidence of cardiovascular disease.

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

The Products

     We currently have designed, developed and are marketing three products:

-	HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System
-	CVProfilor® DO-2020 CardioVascular Profiling System
-	CVProfilor® MD-3000 CardioVascular Profiling System

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

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

     The CR-2000 Research System, first promoted during December of 1998, is currently being marketed worldwide. In the European Union, the CR-2000 Research System bears the CE Mark (CE0123) which allows it to be marketed in the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. The Company has not submitted, and does not intend to submit, an application for the CR-2000 Research System to the FDA for clearance to market it as a medical device for use on patients in the U.S.

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

CVProfilor® DO-2020 CardioVascular Profiling System

     On November 1, 2000, the FDA granted us clearance to market the CVProfilor® DO-2020 System as a medical device in the U.S. The CVProfilor® DO-2020 System is currently being promoted to physicians specializing in internal medicine, general and family practice, cardiology, endocrinology, nephrology and to other primary care physicians throughout the U.S.

     The CVProfilor® DO-2020 System non-invasively collects 30-seconds of blood pressure waveform data, performs an analysis of the digitized blood pressure waveforms, and generates a CVProfile™ Report. The CVProfile™ Report, printed in the physician’s office using the printer provided as part of the System, contains information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. A brief medical history of the patient is recorded by the user of the System and an internal modem transmits this history and all of the CVProfile™ Report results to our Central Data Management Facility (“CDMF”).

     The CVProfilor® DO-2020 System utilization continues to gain momentum as do System placements which totaled 148 as of June 30, 2003. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product launch. We continue to devote considerable effort into activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

CVProfilor® MD-3000 CardioVascular Profiling System

     An international version of our physician use product, the CVProfilor® MD-3000 CardioVascular Profiling System, was introduced at the combined meeting of the 19th Scientific Meeting of the International Society of Hypertension (“ISH”) and the 12th European Meeting on Hypertension (“ESH”), during June 23-27, 2002 in Prague, Czech Republic. The CVProfilor® MD-3000 System is designed for use in physicians’ offices outside the United States to non-invasively assess the health of patients’ large and small arteries for the early detection and management of vascular disease.

     Similar to the CVProfilor® DO-2020 System, the CVProfilor® MD-3000 System provides physicians with the ability to immediately print a CVProfile™ Report in their office containing patient specific information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, the CVProfilor® MD-3000 System is being marketed to physicians through exclusive distributors as a capital purchase item and does not contain technology which allows the telephonic transmission of data to a Central Data Management Facility.

Our Central Data Management Facility

     Our CDMF, located in our corporate offices in Eagan, Minnesota, receives the patient data from CVProfilor® DO-2020 Systems placed in physicians’ offices. Our CDMF can store cardiovascular profile information on hundreds of thousands of patients from different age groups and with different disease states as tested by physicians across the U.S. The CDMF is presently capable of handling 48 simultaneous transmissions and has been designed to be readily expandable as required to meet increased traffic in the future. These transmissions are integrated with our customer tracking, billing and clinical database systems resident within the CDMF. Further, when our CDMF receives a patient’s profile, our billing system is triggered and we are able to automatically generate an invoice for the physician’s use on a “per-patient-tested” basis.

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

     CardioVascular Profile (CVProfile™) Report

     The Research CardioVascular Profile Report currently generated by the CR-2000 Research System presents the following parameters:

- 1.5 Second Blood Pressure Waveform Graph	- Pulse Pressure	- Estimated Stroke Volume Index
- Large Artery Elasticity Index	- Pulse Rate	- Estimated Cardiac Output
- Small Artery Elasticity Index	- Estimated Cardiac Ejection Time	- Estimated Cardiac Index
- Systolic Blood Pressure	- Estimated Stroke Volume	- Total Vascular Impedance
- Diastolic Blood Pressure	- Body Surface Area	- Systemic Vascular Resistance
- Mean Arterial Pressure	- Body Mass Index

     The CVProfile™ Report currently generated by the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System presents the following parameters:

- 1.5 Second Blood Pressure Waveform Graph	- Mean Arterial Pressure
- C1-Large Artery Elasticity Index	- Pulse Pressure
- C2-Small Artery Elasticity Index	- Pulse Rate
- Systolic Blood Pressure	- Body Mass Index
- Diastolic Blood Pressure	- Body Surface Area

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

     Further, physicians using our CVProfilor® DO-2020 System have indicated to us that the products are useful in evaluating patients with elevated blood pressure in order to decide who requires immediate and aggressive treatment versus those who might merely need to institute life style changes. This would be an important clinical distinction which cannot be easily determined in medical practice today.

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

Published Articles: Clinical Research Update

     Several scientific articles have been published in peer-reviewed medical journals during the last year which utilize either the CR-2000 Research System or the CVProfilor® DO-2020 System. Since July 2002, we have added 55 abstracts and articles to our bibliography of more than 200 references, all of which generally address the topic of the relationship of arterial elasticity to cardiovascular disease.

     Of the 200 peer-reviewed, published articles and abstracts which cover our technology, our methodology and/or the benefits of blood vessel elasticity assessment, 115 articles or abstracts utilized the CVProfilor® DO-2020 or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

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

The Research Market

     The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting clinical research trials relating to cardiovascular disease and treatment. These organizations are in the business of gathering large amounts of cardiovascular data from human research subjects, non-invasively. The CR-2000 Research System has been certified to carry a CE Mark for Europe and it is being marketed for research purposes only to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

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

     As of June 30, 2003, the CR-2000 Research System is being utilized in 24 countries throughout the world and users have contributed 82 articles to our bibliography of 200 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

     To date, five pharmaceutical firms and the NIH/NHLBI, the largest governmental clinical research agency, deployed the CR-2000 Research System for use in multi-site clinical trials.

•	Alteon, Inc. used the CR-2000 Research System as part of its Advanced Glycosylation End products (A.G.E.) ‘Crosslink Breaker’ ALT-711 drug trial;

•	AstraZeneca, LP used the CR-2000 Research System to obtain additional data in its Trial Of Preventing Hypertension (“TROPHY”) study which was designed to investigate whether or not early treatment of subjects with high blood pressure can prevent or at least delay the onset of clinically detectable hypertension;

•	The National Institutes of Health/National Heart, Lung, and Blood Institute used the CR-2000 Research System as one of the primary investigative clinical endpoints for its Multi-Ethnic Study of Atherosclerosis (“MESA”) research trial which is a ten-year, multi-site prospective clinical study involving approximately 6,000 subjects of varied ethnic background in an attempt to identify clinically useful procedures for predicting cardiovascular disease;

•	Parke-Davis used the CR-2000 Research System for a multi-site cardiovascular drug research trial as part of their ongoing clinical research investigations;

•	Pfizer, Inc. used the CR-2000 Research System for a North American cardiovascular drug research trial in order to obtain additional clinical research data and information regarding new pharmaceuticals agents which they have under development; and

•	Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug research trial.

     The inclusion of the CR-2000 Research System in these important pharmaceutical research trials provide credibility and promote awareness of our blood pressure waveform analysis technology in the global medical marketplace. In fiscal year 2002, sales to Pfizer, Inc. accounted for approximately 27.3% of our total revenue.

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

The Direct to Consumer Market

     Our direct-to-consumer marketing of the CVProfilor® DO-2020 System provides the “worried well” – that is, individuals who are considered “healthy” but are nonetheless worried about their risk of developing cardiovascular disease – with access to cardiovascular disease screening in a community setting. This approach is consistent with current American Heart Association guidelines recommending that every person in the United States be regularly evaluated for the risk of cardiovascular disease starting at the age of 20 years. One element of our director-to-consumer strategy is to pair our CVProfile™ with other health screening products. Patients who are screened via our direct-to-consumer marketing efforts are typically asked to share the results of their CVProfile™ with their physician and are given information that explains both the significance of arterial elasticity values and the methodology employed by the CVProfilor® DO-2020 System. Long term, we intend to directly promote the CVProfilor® DO-2020 System to people at risk for developing cardiovascular disease through public relations materials, advertising and our Internet website (www.cvprofilor.com). We believe the direct-to-consumer marketing approach will also provide us with additional patient-driven education of physicians regarding the value of elasticity assessment and encourage physician use of our product.

Marketing Strategy

     Our primary objective is to establish the CardioVascular Profiling products as the standard for non-invasive testing of clinical research subjects, and as the preeminent medical device for use by physicians and other health care professionals to evaluate patients who may have cardiovascular disease and to monitor those who are being treated for their disease.

HDI/PulseWave™ CR-2000 Research System

     The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through an international network of exclusive distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2003, the established end-user price in the U.S. for the CR-2000 Research System was $22,250; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

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

     The CR-2000 Research System has a CE Mark (CE0123) which allows it to be marketed throughout the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. As of June 30, 2003, we had executed distribution agreements covering the following countries: China, Italy, the United Kingdom, Austria, Belgium, Turkey, Greece, India and Japan.

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

CVProfilor® DO-2020 System

     On November 1, 2000, we obtained clearance from the FDA to market the CVProfilor® DO-2020 System in the U.S. for use by physicians and other health care providers to non-invasively screen patients for the presence of vascular disease. On March 16, 2001, we announced that a controlled launch of our FDA cleared CVProfilor® DO-2020 System was underway with the objective of validating pricing, marketing and reimbursement expectations within our U.S. target market of internal medicine, family practice and cardiology physicians prior to implementing a nationwide launch.

     As part of our product launch, we have introduced the CVProfilor® DO-2020 System to physicians at several key physician meetings, regionally and nationally. During the course of our exhibition at these meetings, we have conducted more than 2,000 CVProfile™ tests on physicians who expressed an interest in our medical device and presentations have been made featuring our HDI/PulseWave™ CR-2000 Research System and our CVProfilor® DO-2020 System. For example, at the 2003 American College of Cardiology (ACC) meeting held in Chicago, Illinois and at the 2003 European Society of Hypertension meeting held in Milan, Italy, we provided CVProfile™ tests to physicians in the booth of Novartis Pharmaceuticals Corporation. In fiscal year 2003, revenue from Novartis Pharmaceuticals Corporation accounted for approximately 17.9% of our total revenue.

     We have approached market development for our product in three phases. Phase one consisted of marketing strategy validation and began in March of 2001 with the objective of evaluating our marketing strategy in a small number of test market locations. By March of 2002 we had enough data to begin phase two – market expansion. During this phase of our development we focused our resources on those customer segments that had proven to be most responsive to the concept of elasticity assessment and that had proven to be most productive in using our technology. We will continue with phase two depending upon the availability of working capital and expansion opportunities. Once we have established a nationwide presence, we intend to launch phase three of our long-term strategy, market penetration, expanding the application of arterial elasticity assessment into other areas of medicine. During fiscal year 2003 and the execution of phase two, the U.S. introduction of the CVProfilor® DO-2020 System has been focused on marketing and education efforts involving U.S. physicians who risk-stratify patients with cardiovascular disease and who evaluate individuals at risk for developing vascular disease.

     In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under three pricing structures. Physicians may:

-	purchase the CVProfilor® DO-2020 System for $22,250 plus a $5 per-patient-tested fee;

-	lease the CVProfilor® DO-2020 System pursuant to a multi-year capital lease through a third party leasing company that provides physicians with the option of financing the purchase price over a period of time;

-	lease the CVProfilor® DO-2020 System for a period of one year, pay a minimum monthly fee of approximately $250 which allows the user to test 5-10 patients per month, depending upon the terms of the agreement, on each CVProfilor®

DO-2020 System assigned to that physician. An additional fee of between $25 to $45 applies to all additional uses above the established monthly minimum.

     In order to accelerate the rate of acceptance of our CVProfilor® DO-2020 System in the medical marketplace, we have focused our marketing to physicians in the United States on the third price structure, which we refer to as the “per-patient-tested” rental basis. We are currently using a small direct sales force to call on key cardiovascular opinion leaders and physicians, and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. We plan to expand both our internal and our independent and/or contract sales representative sales network consistent with our capital availability and revenue growth.

     We believe that a “per-patient-tested” marketing strategy has a number of significant advantages over the more traditional product “sales” strategies. A “per-patient-tested” rental program allows the physician to: immediately utilize our arterial elasticity assessment technology without a sizeable upfront capital outlay; obtain positive cash flow and/or a positive margin with their very first use of the CVProfilor® DO-2020 System; generate additional clinic revenues with little or no additional costs; and have access to state-of-the-art cardiovascular screening technology without the risk of product obsolescence, product maintenance or repair, or product down-time. In certain circumstances and based upon their expectations as to utilization, a physician may feel that it may be more cost effective to purchase a CVProfilor® DO-2020 System. In which case, we also offer the CVProfilor® DO-2020 System available for purchase. We believe the per-patient-tested marketing approach reduces the economic risk to physicians as compared to a capital acquisition approach or “sales” approach. However, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020. We believe that the per-patient-tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach.

     The per-patient-tested marketing strategy has one significant drawback for us. This approach delays our cash-flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period. Despite these disadvantages, we anticipate that this marketing approach will allow us to accelerate the rate of physician acceptance of the product and to eventually generate the majority of our revenue based on CVProfilor® DO-2020 System utilization. The CDMF is able to track product utilization and to invoice physician customers based on the number of CVProfile™ Reports they perform in their medical offices and clinics each month.

CVProfilor® MD-3000 System

     Following the introduction of the CVProfilor® MD-3000 System at the combined meeting of the International Society of Hypertension and European Society of Hypertension in Prague, Czech Republic in June 2002, we began introducing the Product to our network of independent international distributors to market it to cardiovascular specialists, cardiologists and primary care physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.

     One of our primary focuses will be on the use of our distribution network covering the European Union and Asia. The MD-3000 System is being sold to distributors who re-sell it in their territory. Our distributors have the right to set the selling price of the MD-3000 System within their assigned territory.

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

Engineering

     In April 2001, we acquired certain assets of Solutions Engineering, Inc., an external contract engineering firm based in St. Paul, Minnesota, that had been instrumental in the design, development and ongoing technical support of our products, including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies. We develop and provide ongoing technical support for our products.

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

     On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9001, EN-46001 and ISO-13485 by TÜV Product Service, Inc. Both our CR-2000 Research CardioVascular Profiling System and our MD-3000 System display the “CE0123” mark, indicating that they are certified for sale throughout the European Union and that the products comply with applicable electrical and mechanical safety standards.

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

     Five of these companies have products that have been cleared by the FDA. The CardioVision™ device, manufactured by IMDP, requires the purchase of a separate personal computer (and the use of special software) which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the single large artery directly under an upper-arm blood pressure cuff unlike our products which provide systemic elasticity indices of both large and very small arteries throughout the entire body. Another company, PMI, manufactures the DynaPulse®, a monitor which, to our knowledge, has only been cleared by the FDA for determining standard blood pressure measurements. However, the device can output blood pressure data to a computer which can then forward the data to PMI’s facilities in San Diego where it is analyzed to determine certain parameters including total or large artery compliance or elasticity. It has been determined that PMI has not been cleared by the FDA to generate these parameters since the FDA does not regulate such centralized computer operations.

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

     Vasocor, Inc.’s device measures blood pressure values and heart pulse rates based on segmental measurement as well as provides an indication of arterial compliance. Vasocor, Inc.’s device received FDA clearance on January 23, 2002.

     Colin Medical Instruments Corp. received FDA clearance for a monitor that is designed to assist in the detection of peripheral vascular diseases. In addition to measuring blood pressure, heart rate, pulse wave and heart sounds, the device is capable of calculating ankle-brachial index and pulse wave velocity. This device is used on adult patients only.

Government Regulation

     Medical devices, such as our CVProfilor® DO-2020 System, are subject to strict regulation by state and federal authorities, including the Food and Drug Administration (“FDA”) and comparable authorities in certain states. In addition, our sales and marketing practices are subject to regulation by the United States Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

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

     If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (510(k)) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinic trials or submission of date to regulatory acceptance. On November 1, 2000, we were granted authorization to market our CVProfilor® DO-2020 System pursuant to a 510(k) Submission. Our CVProfilor® DO-2020 System is the only one of our products marketed in the U.S. for the treatment of patients. Our CR-2000 Research System is not marketed in the U.S. for the treatment of patients – it is marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies.

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

     Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective. All medical devices must meet the Medical Device Directive standards and receive CE Mark certification to be sold in the European Union. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the notified body in Europe. Both our CVProfilor® MD-3000 and our CR-2000 Research System bear the CE Mark (CE0123). Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9001, EN-46001 and ISO-13485 certification and/or the FDA’s Quality System Requirements (“QSR”) regulations.

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

     Having achieved FDA 510(k) clearance to market the CVProfilor® DO-2020 System, we are able to petition the American Medical Association (“AMA”) for a recommendation on whether the CVProfilor® DO-2020 System fits within any existing CPT codes or whether it requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the CVProfilor® DO-2020 System, we believe that it may take two or more years to obtain a CVProfilor® DO-2020 System technology-specific CPT code. During this time, physicians may be required to use a “miscellaneous” code for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer’s assessment of the procedure. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business.

     Most physicians using the CVProfilor® DO-2020 System are obtaining reimbursement under one of several existing CPT codes. The level of physician reimbursement varies considerably by provider, by patient and by clinic. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product launch. We continue to devote considerable effort to activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

     Reimbursement associated with physician utilization of our CVProfilor® MD-3000 System will be dependent on the health care policies of the country in which our CVProfilor® MD-3000 System is being used. Each country regulates health care coverage, service delivery and payment for services performed in a different manner. Therefore, we rely on our international distributors to understand the reimbursement policies within their geography and to position the CVProfilor® MD-3000 System consistent with those policies. In most cases, the distributor establishes a base of key opinion-leader physicians to use the CVProfilor® MD-3000 System and advocate for reimbursement with the country’s health care authorities. Ultimately, we expect that reimbursement, or associated cost savings, will be an integral part of our distributor’s marketing plan within their geography.

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

Patents and Proprietary Technology

     Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eight issued U.S. patents, five of which expire on March 20, 2018, two of which expire on September 10, 2019 and one of which expires on October 23, 2010. We are the exclusive assignee of an issued European patent designating France, Germany, and the United Kingdom which is expected to expire March 19, 2019.

     We also have obtained an exclusive license to utilize the intellectual property described within several U.S. patents from the Regents of the University of Minnesota. The license for these patents expires concurrently with the expiration date of the last of these patents to expire which is currently expected to be May 31, 2011. Additionally, we have obtained an exclusive license from the University of Minnesota with respect to three foreign issued patents: one, issued in Japan, is currently expected to expire August 22, 2009, and one each in Hong Kong, and in Europe designating France, Germany, and the United Kingdom are all currently expected to expire November 21, 2011.

     These seventeen licensed or assigned patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and/or the non-invasive determination of cardiac output. Included in these seventeen patents are three U.S. issued patents relating to the design, configuration and manufacturing of our Arterial PulseWave™ Sensor (the “Sensor”) component of our products. The Sensor is manufactured for us by Apollo Research Corp. (“Apollo”).

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

Employees and Consultants

     As of June 30, 2003, we employed 11 full-time employees and one part-time employee, 4 of whom are employed in sales positions and are not based at our corporate headquarters in Eagan, Minnesota. We believe that our employee relations are good.

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

Risks Related to Our Business

     We are presently generating only minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2003, we had an accumulated deficit of $(21,410,400) attributable primarily to research and development endeavors, sales and marketing activities, and general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of additional capital to offset such losses to continue operations.

     We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System. While we expect the CVProfilor® DO-2020 System to generate the majority of our revenue in the future, to date it has generated only minimal revenue. Marketing and distribution activities have commenced in the U.S., as well as internationally, for the CR-2000 Research System, but the revenue we derive from the CR-2000 has been insufficient to make our operations profitable. The CVProfilor® MD-3000 system, the international version of our CVProfilor® DO-2020 System, was released in June 2002 and has generated only minimal revenue.

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

     We have insufficient shares of common stock authorized to issue to all the securities issuable in our Unit Placement. We are authorized by our Articles of Incorporation to issue up to 25,000,000 shares of our common stock and up to 5,000,000 shares of preferred stock.

     On August 28, 2003, we designated 4,177,275 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock is initially convertible into twelve (12) shares of our common stock. On August 28, 2003, we completed the private placement (the “Unit Placement”) of 585,980 units (the “Units”) comprised of 585,980 shares of Series A Preferred Stock, 9,318,866 shares of our common stock, purchase warrants which entitle the holders thereof to acquire an aggregate of 1,464,975 shares of Series A Preferred Stock and 23,297,213 shares of common stock. Pursuant to the closing of a Conversion and Voting Agreement dated August 1, 2003 (the “Conversion Agreement”), on August 28, 2003 we also issued 3,238,767 shares of our common stock to the holders of our 8% Convertible Notes due March 27, 2002 (the “Notes”) in full satisfaction of any and all obligations relating to the Notes.

     Immediately prior to the Unit Placement, we had 10,381,257 shares of our common stock outstanding, an additional 3,785,415 shares of our common stock reserved for issuance upon exercise or conversion of outstanding options and warrants and no shares of preferred stock designated or issued. Immediately following the completion of the Unit Placement and the closing of the Conversion Agreement, our total number of shares issued was 22,938,890, total number of shares reserved for issuance was 2,016,678 and total number of shares to be reserved for issuance in connection with the Unit Placement was 47,908,673. Thus, we have insufficient shares of common stock authorized to allow for the reservation and issuance of all shares of common stock underlying the Series A Preferred Stock and the common stock purchase warrants components of the Units.

     Because of our lack of sufficient authorized common stock, we have agreed to seek the approval of our shareholders of an amendment to our Articles of Incorporation increasing the number of shares of common stock authorized to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock).

     Proxies representing 12,854,307 shares of our common stock (the 9,318,866 shares of stock issued in the Unit Placement, 296,674 shares of common stock held by Messrs. Brimmer, Guettler and Murphy and Drs. Cohn and Chesney held prior to the Unit

Placement, and the 3,238,767 shares issued in connection with the closing of the Conversion Agreement) and all 585,890 shares of our Series A Preferred Stock have been executed voting in favor of the amendment to our Articles of Incorporation described above. These 12,854,307 shares of common stock subject to proxy represent 56.0% of the 22,938,890 shares of common stock outstanding immediately following the Unit Placement and closing of the Conversion Agreement and the 585,980 shares of Series A Preferred Stock represents 100% of the issued and outstanding Series A Preferred Stock. Further, because the Series A Preferred Stock is entitled to vote on all matters with the holders of our common stock and entitled to initially cast 12 votes for each share of Series A Preferred Stock held, the proxies representing 12,854,307 shares of common stock and 585,980 shares of Series A Preferred Stock result in voting power of 19,886,067 votes, or 66.4% of the 29,970,650 votes entitled to be cast by holders of our common stock and Series A Preferred Stock, together as a class, outstanding immediately following the Unit Placement and closing of the Conversion Agreement. However, there can be no assurance that we will obtain the approval of our shareholders to this amendment to our Articles of Incorporation. Investors in the Unit Placement will not be able to convert or exercise, respectively, any of the Series A Preferred Stock or common stock purchase warrants, until such time as our shareholders approve an amendment to our Articles of Incorporation increasing the number of shares of common stock authorized.

     We are controlled by the Schwartz Group and Mark N. Schwartz. Investors in the Unit Placement (as described above) were issued 9,318,866 shares of our common stock, representing 40.6% of the 22,938,890 shares of common stock outstanding immediately following the Unit Placement and Conversion Agreement issuance. These investors were also issued 585,980 shares of Series A Preferred Stock, representing all of the issued and outstanding Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to vote on all matters presented at any meeting of voting securities of the Company and to cast votes on an as-if converted basis. Each share of Series A Preferred Stock is initially convertible into 12 shares of our common stock and thus, would be entitled to cast 12 votes. Further, because the Series A Preferred Stock is entitled to vote on all matters with the holders of our common stock and entitled to initially cast 12 votes for each share of Series A Preferred held, the proxies executed by investors in the Unit Placement in favor of Mark Schwartz representing 9,318,866 shares of common stock and 585,980 shares of Series A Preferred Stock result in voting power of 16,350,626 shares, or 54.6% of the 29,970,650 votes entitled to be cast by holders of our common stock and Series A Preferred Stock, together as a class, outstanding immediately following the Unit Placement and the closing of the Conversion Agreement. Of the 9,318,866 shares of our common stock issued in the Unit Placement, 1,445,250 shares, or 15.5% of the shares were issued in the Unit Placement to Mark N. Schwartz and his director designees, Alan Stern, Larry Leitner and Dr. Steven Gerber. Immediately after the Unit Placement and including the shares previously held by each of them, Mark N. Schwartz and his director designees, Alan Stern, Larry Leitner and Dr. Steven Gerber, held 1,823,450 shares or 7.9% of our 22,938,890 shares of common stock outstanding as of August 29, 2003.

     Each investor in the Unit Placement executed a Voting Agreement in connection with the Unit Placement pursuant to which each investor agreed as to the voting of their securities with respect to Board composition, the Proposal (as described above), and adoption of a stock option plan. Investors granted Mark N. Schwartz an irrevocable proxy to vote their shares with respect to the matters covered by the Voting Agreement and to vote their shares, in his discretion, on all other matters.

     In connection with the Conversion Agreement, each of the remaining holders of our Notes were required to execute and deliver an irrevocable proxy with Mr. Schwartz named as proxy to vote in favor of the Proposal and such other matters (provided such matters do not adversely effect the rights of the holders) as may be presented at any or all meetings, regular or special, of any holders of voting securities of the Company, or any adjournments or postponements thereof during the term of the proxy. The proxy executed by the holders is for a term which expires upon the earliest to occur of: (a) one (1) business day following the date we declare a record date for determination of shareholders entitled to receive notice of, and vote at, a meeting of shareholders with respect to the Proposal; or (b) one hundred twenty (120) calendar days following the date of the closing of the Unit Placement.

     Additionally, pursuant to the Shareholders’ Agreement entered into between us and all investors in the Unit Placement, we are prohibited from making certain changes to our capital structure and business practices. Further, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in the Unit Placement or without the consent of our newly constituted Board of Directors consisting of 7 persons, with a majority being Mark N. Schwartz and the three directors designated by him, Alan Stern, Larry Leitner and Dr. Steven Gerber.

     As a result, our directors, Mark N. Schwartz, Alan Stern, Larry Leitner and Dr. Steven Gerber will exercise control over our Board of Directors and our operations. As proxy for all investors participating in the Unit Placement and the former holders of the Notes, Mark N. Schwartz will exercise control over all matters requiring shareholder approval. In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. This provision of our Articles of Incorporation, the composition of our Board of Directors and the concentration of voting power following the Unit Placement may have the effect of delaying or preventing a change in control of us, changes in the our Board of Directors or management, or changes in our business.

     If the Proposal is not approved, holders of common stock will be subject to additional dilution and protective provisions relating to the Series A Preferred Stock will be triggered. In connection with the closing of the Unit Placement, we agreed to call a meeting of our shareholders and to obtain the approval of our shareholders of an increase in the total number of our authorized shares of common stock to at least 150,000,000 shares, or such other number as may be sufficient to allow for the reservation of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock (the “Proposal”) within 120 days of the final closing of the Unit Placement.

     If the Proposal is not approved within 120 days of the final closing of the Unit Placement, that is, on or before December 26, 2003, the following events will occur:

-	We have authorized a twelve-to-one forward stock split of the Series A Preferred Stock and a proportional increase in the authorized Series A Preferred Stock, which will become effective immediately and automatically;
-	The common stock purchase warrants issued in the Unit Placement shall automatically convert to the right to purchase one-twelfth (1/12) of one share of the Series A Preferred Stock, and the exercise price of each share issuable upon exercise of such warrants shall automatically increase by a multiple of 12;
-	The registration rights relating to the common stock sold or underlying other securities sole in the Unit Placement will become registration rights with respect to the Series A Preferred Stock;
-	The Series A Preferred Stock will accrue a cumulative and compounding dividend, payable in arrears, equal to 11% per year from the date of issuance to the date of payment; and
-	All common stock-based compensation payable to Mr. Mark N. Schwartz, our Chief Executive Officer, will be payable in shares of Series A Preferred Stock.

     If effected, this forward stock split, automatic conversion of the common stock warrants into warrants to purchase Series A Preferred Stock and option-based compensation change would result in the Series A Preferred Stock shareholders having substantially increased control of the Company, as each share of the Series A Preferred Stock has voting rights equivalent to 12 shares of common stock, resulting in additional dilution and dilution of voting power to the holders of our common stock. Further, to the extent the Series A Preferred Stock becomes more attractive to investors as a result of the registration rights and dividend preference, the value of our common stock could be depressed.

     Existing shareholders will suffer immediate and substantial dilution as a result of the Unit Placement. In connection with the Unit Placement, we issued 585,980 Units comprised of 585,980 shares of Series A Preferred Stock, 9,318,866 shares of our common stock and warrants as follows:

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of the Series A Preferred Stock at an exercise price of $2.04 per share.

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of 0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of the Series A Preferred Stock at an exercise price of $2.64 per share.

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share.

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share.

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

     At any time our common stock trades at prices in excess of the exercise price of the common stock warrants or in excess of the conversion price of the Series A Preferred Stock (initially, $.14 per share) after we have the authority under our Articles of Incorporation to issue such shares of common stock, it is likely that the holders of those options or warrants will exercise their conversion or purchase privileges. As a result of exercise of the common stock purchase warrants or conversion of the Series A Preferred Stock, the number of shares of our outstanding common stock will increase substantially.

     Our shareholders who remain our shareholders after the Unit Placement will realize immediate and substantial dilution in their holdings of our common stock as a result of the issuance of the Units in the Unit Placement.

     Actual or perceived sales of a significant number of our securities in the public market could adversely affect the price of our securities. As of September 19, 2003, there were 22,938,890 shares of our common stock issued and outstanding. Of these outstanding shares, 10,081,257 shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144K. An additional 3,238,767 shares of our common stock issued to the holders of the Notes as of August 28, 2003 in satisfaction of the Notes are eligible for sale under Rule 144, but the holders of such shares may only sell or otherwise transfer until the earlier to occur of: (a) one (1) business day following the date we declare a record date for determination of shareholders entitled to receive notice of, and vote at, a meeting of shareholders with respect to the Proposal, as defined above; or (b) one hundred twenty (120) calendar days following August 28, 2003.

     Additionally, as of September 19, 2003, we have a total of 25,313,891 shares of common stock and 1,464,975 shares of Series A Preferred Stock (convertible into 17,579,700 shares of common stock) which may be issued upon exercise of the following options or warrants:

•	453,018 shares of our common stock purchasable through the exercise of our Redeemable Class B Warrants at an exercise price of $1.00 per share;

•	47,260 shares purchasable through the exercise of outstanding private placement warrants at an exercise price of $4.95 per share;

•	67,000 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;

•	187,400 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;

•	1,262,000 shares of our common stock purchasable through the exercise of other outstanding options and warrants, exercisable at per share exercise prices ranging from $1.50 to $10.00;

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of the Series A Preferred Stock at an exercise price of $2.04 per share;

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of the Series A Preferred Stock at an exercise price of $2.64 per share;

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share;

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

     We also have 7,031,760 shares of our common stock issuable upon conversion of our 585,980 outstanding shares of Series A Preferred Stock. In connection with the Unit Placement, we issued five-year warrants to our Unit Placement agents to purchase up to an aggregate of 850,695 shares of our common stock at an exercise price of $.25 per share. However, we are prohibited from issuing any of the shares of common stock underlying the Series A Preferred Stock, warrant components of the Units or agents’ warrants issued in connection with the Unit Placement described above until such time as our shareholders authorize an increase in the total authorized number of shares of common stock. Also, the foregoing list of options and warrants does not include the 1,768,737 options granted to our current directors and officers which options our current directors and officers have agreed cannot be exercised until such time as our shareholders approve of the Proposal.

     Moreover, we have registered all the shares of our common stock issuable through our 1995 Long-Term Incentive and Stock Option Plan and our 1998 Stock Option Plan. We have also registered 453,018 shares of common stock purchasable through the exercise of our Redeemable Class B Warrants, 47,260 shares purchasable through the exercise of private placement warrants and 1,706,257 shares purchasable through the exercise of all other outstanding options and warrants. We have agreed to register all shares of common stock sold in the Unit Placement and all shares of common stock underlying the Series A Preferred Stock and warrant components of the Units.

     At any time our common stock trades at prices in excess of the exercise or conversion price of the options or warrants and restrictions on the issuance of common stock for lack of authorized shares is removed, it is likely that the holders of those options or warrants may exercise their conversion or purchase privileges. If any of these events occur, the number of shares of our outstanding common stock will increase substantially. This increase, in turn, will dilute future earnings per share, if any, and could depress the market value of our common stock.

     We cannot predict the extent to which the dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock will negatively affect the trading price of our common stock or the liquidity of our common stock.

     We will need additional capital to continue our business. We received net cash proceeds from the Unit Placement of approximately $1.85 million which we expect to be sufficient to fund our working capital needs for at least the next 18 months. However, until such time as our product generates sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Further, we do not expect revenue generated by our products to be sufficient to meet our capital needs at any time during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components, depends to a significant degree on our ability to obtain sufficient and timely future financing.

     We are currently considering all available alternatives to obtain additional funds immediately following the Unit Placement. We may seek additional funds through an additional offering of our equity securities or by incurring additional indebtedness. We cannot assure you that any additional funds will be available or that sufficient funds will be available to us or that funds will be available in a timely way. Additional funds may not be available on terms acceptable to us or our security holders. Any future capital that is available may be raised on terms that are dilutive to our security holders, including our current shareholders and those persons who purchase Units in the Unit Placement.

     Our business plan and financing needs are subject to change depending on, among other things, success of efforts to curtail expenses, market conditions, business opportunities and cash flow from operations, if any. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach or “sales” approach, it also delays our cash flow recovery of our products cost. Physician payments for use of the CVProfilor® DO-2020 follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover our products cost. These incremental cash flow delays require more available working capital to continue our operations during the initial placement of the product.

     Our success is dependent upon a single product, the CVProfilor® DO-2020 System. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any. To date, we have generated only minimal revenue from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. We cannot assure you that physicians will use the CVProfilor® DO-2020 System once it is placed in their offices. Because our revenue is based upon a fee charged per-patient-tested, the failure of physicians to use our CVProfilor® DO-2020 System would result in a material adverse effect on our financial results. Moreover, placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. Further, while we charge a fee per-patient-tested for the CVProfilor® DO-2020 System that we believe is competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to raise or lower our fees or alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.

     We are dependent upon the availability of third party reimbursement and/or direct patient payment for our revenue. Our financial performance depends on the availability of reimbursement, if any, for the cost of medical products and services from government health administration authorities, private health coverage insurers and other payer organizations. Our experience has shown that reimbursement for the cost associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenue. We cannot assure you that patients will be willing to pay for our products at prices which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.

     Because we have a new product, the uncertainty of market acceptance of our product and/or the clinical application of the technology will affect our business. Our financial performance depends upon the extent to which our products are accepted by research investigators (regarding the CR-2000 Research System) as being useful, and by physicians and other health care providers as being effective, reliable and safe for use in screening patients for underlying vascular disease (regarding the CVProfilor® DO-2020 System) and for use in screening, diagnosing and monitoring the treatment of patients with vascular disease (regarding the CVProfilor® MD-3000 System). Obtaining third party reimbursement to date has been difficult and varies region-by-region. If the CVProfilor® DO-2020 System fails to achieve market acceptance due to lack of appropriate third party reimbursement, the failure of arterial elasticity parameters to be perceived as reliable and clinically beneficial or any other factors which cause a lack of acceptance by physicians, we will likely be forced to cease operations.

     Our marketing strategy may result in lower revenues. We have focused our CVProfilor® DO-2020 marketing efforts on a “per-patient-tested” marketing strategy which we believe has a number of significant advantages for physicians over the more traditional product “sales” strategy. Our pricing under this “per-patient-tested” is as follows: a physician leases the CVProfilor® DO-2020 System for a period of one year, paying a minimum monthly fee of approximately $250 which allows the user to test 5-10 patients per month, depending upon the terms of the agreement, on each CVProfilor® DO-2020 System assigned to that physician. An additional fee of between $25 to $45 applies to all additional uses above the established monthly limit. The per-patient-tested marketing strategy has one significant drawback for us over the more traditional product capital acquisition or “sales” strategy. This per-patient-tested rental approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 under this pricing follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period, the receipt of which cannot be assured. Additionally, we cannot assure you that our marketing strategy will result in greater revenue, immediately or over time, than revenue which would have been realized from the sale of the CVProfilor® DO-2020 System. While we believe that the per-patient-tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach or “sales” approach, this may not be true. Additionally, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020, which cannot be assured.

     We are unable to predict how quickly or how broadly our products will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance requires that we educate the marketplace about the anticipated benefits associated with the use of our products and also requires us to obtain and disseminate additional data acceptable to the medical community as evidence of our product’s clinical benefits. Because our products represent a new approach for evaluating vascular disease, there has been a greater reluctance to accept our products than would occur with products utilizing more traditional technologies or methods of diagnosis. This has resulted, and may continue to result, in longer sales cycles and slower revenue growth than anticipated. We cannot assure you that we will be successful in educating the marketplace about our products or that available data concerning these benefits will create a demand by the research or medical community for our products. We cannot assure you that physicians will utilize the CVProfilor® DO-2020 System once installed in their offices, or that our services will be profitable to, or become generally accepted by, these physicians. To date, the rate of physician utilization has developed more slowly than we anticipated and is generally lower than we anticipated. In addition, our products are premised on the medical assumption that a loss of arterial elasticity is an indicator of the early onset of vascular disease. While we believe, based on many clinical research studies and trials, that the loss of arterial elasticity is indeed an indicator for the early onset of vascular disease, we cannot assure you that our claims will be fully accepted by the medical community, if at all.

     Our securities are illiquid and will be subject to rules relating to “penny stocks.” On March 17, 2003, we requested that our securities be withdrawn from The Nasdaq SmallCap Market. Since March 21, 2003, our securities have been quoted on the OTC

Bulletin Board under the symbols “HDII.OB” for our common stock and “HDIIZ.OB” for our Redeemable Class B Warrant. There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share.

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

     We may be required to offer rescission of certain sales of our securities and may be subject to actions for violations of securities laws. In connection with an offering of our Redeemable Class A Warrants (the “Class A Warrants”) which terminated on November 14, 2002, certain Class A Warrants were exercised resulting in the issuance of 57,400 shares of common stock. The exercise of the Class A Warrants during the Unit Placement resulted in gross proceeds of $57,400 to the Company. As a result of the exercise of the Class A Warrants in the Unit Placement, we also issued our Redeemable Class B Warrants to purchase 57,400 shares of our common stock. The Class A Warrant offering may have violated certain rules regarding issuer tender offers under the Securities Exchange Act of 1934 and the registration requirements of the Securities Act of 1933. There can be no assurance that the U.S. Securities and Exchange Commission will not bring an action against us for violations of federal securities laws. If an administrative order is entered against us, we could be prohibited from engaging in certain types of securities transactions for a period of time. This may hinder our ability to raise additional working capital through the sale of our securities. Furthermore, we could be required to offer persons who participated in our Class A Warrant offering the right to rescind their exercise of the Class A Warrants and, to the extent these participants exercise this rescission right, we would be required to return to them their aggregate Class A Warrant exercise price. In addition, state securities regulators could bring actions against us for violations of state securities laws and seek additional sanctions against us.

     We operate in an intensely competitive market. Competition from medical devices, or other medical measures, that are used to screen patients for cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our products will also compete with traditional blood pressure testing by means of a standard sphygmomanometer which, as a stand alone product, is substantially less expensive than our products. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience, and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics and hospitals, and other purchasing organizations which may act as a barrier to market entry for our products. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing, marketing or obtaining third party reimbursement for their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

     We depend upon sub-assembly contract manufacturers. To date, we have relied on independent contractors for the fabrication of sub-assemblies and major product components used in the production of all versions of our products. For our products to be financially successful, they must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, our products have been manufactured in limited quantities and not on a large commercial scale. As a result, we cannot assure you that we will not encounter difficulties in obtaining reliable and affordable contract manufacturing assistance and/or in scaling up our manufacturing capabilities. This may include problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, we cannot assure you that we will not encounter problems relating to integration of components if changes are made in the configuration of the present products. Any of these difficulties, as well as others related to these, could result in our inability to satisfy any customer demand for our products in a cost-effective and efficient manner and therefore would likely have a material adverse effect on our business, financial condition and results of operations.

     We depend upon a limited number of suppliers for several key components. We currently obtain components which are only available from a limited number of suppliers. We do not have long term contracts with any of these suppliers, but instead submit purchase orders for our components from time to time. If in the future we are unable to obtain sufficient quantities of the components that meet our standards of reliability, accuracy and performance, or if we are unable to locate alternative sources of supply for the components in a timely and cost-effective manner, then it would adversely affect our operations. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

     We need to locate a new supplier of our sensor; failure to obtain this component could materially affect our business. An integral component of our products is our Arterial PulseWave™ Sensor (the “Sensor”). We have two issued patents and one allowed patent relating to the design, configuration and manufacturing of the Sensor. We currently obtain the Sensor through a manufacturing services agreement with Apollo Research Corp. (“Apollo”), our sole supplier. In January 2001, we were advised by Apollo that they cannot assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for production of approximately 600 of our products, which based upon our current estimates and upon our fiscal year 2002 and 2003 placements should be sufficient for three years of production. We have received no further indication from Apollo that they will not continue their business and since our January 2001 order, we have not been required by the needs of our business to submit orders for additional sensors. Apollo has also assisted us in identifying alternative vendors and provided information to us concerning the specifications of and manufacture of the Sensor. Also, we are currently developing new versions of our products which do not utilize the Apollo Sensor, but which will use another sensor from a readily available source of supply. If we exhaust our inventory of the Sensor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business.

     We lack established sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System in December 1998 and currently have a very limited sales force. We commenced marketing of the CVProfilor® DO-2020 System in March 2001 and have yet to generate any significant revenue based on placements of it. We have not yet developed a nationwide distribution network for our products. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our products. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our products. Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our products. Our ability to expand product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support, and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our products.

     Our financial results and the market price of our securities are subject to significant fluctuations, which may affect the price of our securities. Our quarterly results and the market price of our securities may be subject to significant fluctuations due to numerous factors, such as variations in our revenue, earnings and cash flow, the ability to meet market expectations, the availability of product components, market acceptance, changes in price, terms or product mix, changes in manufacturing costs or the introduction of new products by us or our competitors. Our inability to successfully market the CVProfilor® DO-2020 System will adversely affect our financial results which may have an adverse effect on the market price of our securities. We cannot assure you that we will ever generate significant revenue or that our revenue or net income will ever improve on a quarterly basis or that any improvements from quarter to quarter will be indicative of future performance. In addition, our expenses are based in part on expectations of future revenue. As a result, expenses may not match revenue on a quarterly basis, and a delay in future revenue would adversely affect our operating results.

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

     We are subject to product liability exposure and have limited insurance coverage. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse clinical events. We have obtained a general liability insurance policy that covers potential product liability claims up to $1 million per occurrence and $2 million aggregate per year. We cannot assure you that liability claims will not be excluded from these policies, will not exceed the coverage limits of these policies, or that the insurance will continue to be available on commercially reasonable terms, or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities would have a material adverse effect on our business, financial condition and results of operations.

     Failure to effectively manage the growth of our business would have an adverse effect on our business. In an effort to curtail our expenses and conserve our working capital, we have reduced the number of our employees. The execution of our business plan will likely place increasing demands on our existing management and operations. Our future growth and profitability will depend on our ability to increase our employee base, particularly our sales staff. We must successfully attract, train, motivate, manage and retain new employees and continue to improve our operational, financial and management information systems. We cannot assure you that we will be able to effectively manage any expansion of our business. Our inability to effectively manage our growth could have a material adverse effect on our business, financial condition and results of operations.

     We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management and technical personnel, particularly our Chief Executive Officer and Chairman of the Board, Mark N. Schwartz, our President, Greg H. Guettler, our Executive Vice President and Chief Technology Officer, Charles F. Chesney, D.V.M., Ph. D. R.A.C., and our Senior Vice President, Finance and Administration and Chief Financial Officer, James S. Murphy. We do not have key-person life insurance on any of these persons. Further, as of September 28, 2003, we have agreed to enter into a one-year employment agreement with Mark N. Schwartz to serve as our Chief Executive Officer, however such employment agreement has not yet been executed by any party. We have no employment agreements or obligations to employ any other person. Our future success will depend on our ability to attract and retain highly qualified personnel. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Government Regulation

     Our business and our products are subject to extensive regulation by both U.S. and foreign governments. Our CVProfilor® DO-2020 System, which is classified as a medical device in the U.S., is subject to regulation by U.S. federal and state authorities and by foreign governments in the countries in which we sell this product. Further, our CVProfilor® MD-3000, the international version of our CVProfilor® DO-2020 intended for use by physicians outside of the U.S., is subject to regulation by the foreign governments in the countries in which we sell this product.

     Regulation in the United States. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act, as amended on November 1, 2000 (“FDCA”) and related regulations, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

     Our CVProfilor® DO-2020 System was cleared for marketing in the U.S. by the Food and Drug Administration (“FDA”) on November 1, 2000. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances if the CVProfilor® DO-2020 System fails to comply with regulatory standards or if we encounter unforeseen problems following initial marketing. In order to obtain FDA clearance for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-9001, EN-46001 and ISO-13485 registered. Failure to receive future necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on our business, financial condition and results of operations.

     Our level of revenue and profitability as a medical device company may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means. In the U.S., there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation’s health care system are likely to have a substantial impact over time on the manner in which we conduct our business and could have a material adverse effect on our business, financial condition and results of operations.

     Regulation by Foreign Governments. As a part of our marketing strategy, we are pursuing commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. Export sales of our products may be subject to general U.S. export regulations. Additionally, we are required to obtain, and have obtained, an FDA export permit for our CVProfilor® DO-2020 System, and to obtain this export permit, we were required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located. Further, as noted above, we have not applied for, and do not intend to apply for, FDA clearance of either our CVProfilor® MD-3000 System or our HDI/PulseWave™ CR-2000 Research System. The CVProfilor® MD-3000 System is distributed to physicians for patient use outside the U.S. Our HDI/PulseWave™ CR-2000 Research System is marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Because of the way these products are used, we believe that these products can be exported without us having obtained FDA clearance for the marketing of the products in the U.S. However, there is no assurance that the FDA may not take a contrary position, in which case we could not export our HDI/PulseWave™ CR-2000 Research System or the CVProfilor® MD-3000 System without first obtaining FDA clearance of both products, which would be an expensive and time consuming process. Revenue relating to international sales was $207,935 or 27% of total revenue for the fiscal year ended June 30, 2003 and $151,400 or 28% of total revenue for the fiscal year ended June 30, 2002.

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

     In order to obtain a CE Mark for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-9001, EN-46001 and ISO-13485 certified. Further, because both the HDI/PulseWave™ CR-2000 Research System and the CVProfilor® MD-3000 System display the CE mark, they must also conform to European Council Directive 93/42/EEC regarding Medical Devices.

     Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

     Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products and our CDMF will enable compliance with the regulations under HIPAA and with the final rule under HIPAA adopting standards for electronic healthcare transmissions and code sets to be used in those transmissions. However, we cannot assure you that we will be able to comply with the proposed regulations or final standards in a timely manner or at all. If any of our products or the services associated with those products are subject to those regulations, we may be required to incur additional expenses in order to comply with these requirements. We may not be able to comply with them in a timely manner or at all. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards. If we are unable to comply with regulations implementing HIPAA in a timely manner or at all, our marketing strategy, the sale of our products and our business could be harmed.

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

     We do not intend to pay cash dividends on our common stock. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that profits, if any, received from operations will be devoted to our future operations. We may be required to declare dividends on our Series A Preferred Stock upon the occurrence of certain events. See “Item 1. Business — Change of Control and Unit Placement — The Proposal.”

ITEM 2. Properties

     On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/Saint Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2003 to October 31, 2006. The monthly gross rent, including basic operating expenses, is approximately $6,600. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3. Legal Proceedings

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock has been quoted on the OTC Bulletin Board since March 21, 2003. Prior to March 21, 2003, our common stock was traded on The Nasdaq SmallCap Market. As of September 19, 2003, we estimate that there were approximately 1,800 holders of our common stock.

     The following table sets forth, for the periods indicated, the high and low sales price information for our common stock as reported by The Nasdaq SmallCap Market and the OTC Bulletin Board.

	Sales Price

Period	High	Low

Fiscal Year 2002
First Quarter (July 1, 2001 – September 30, 2001)	$6.84	$3.30
Second Quarter (October 1, 2001 – December 31, 2001)	6.00	3.28
Third Quarter (January 1, 2002 – March 31, 2002)	3.75	2.09
Fourth Quarter (April 1, 2002 – June 30, 2002)	3.00	0.90
Fiscal Year 2003
First Quarter (July 1, 2002 – September 30, 2002)	$1.22	$0.59
Second Quarter (October 1, 2002 – December 31, 2002)	0.85	0.19
Third Quarter (January 1, 2003 – March 31, 2003)	0.50	0.10
Fourth Quarter (April 1, 2003 – June 30, 2003)	0.35	0.14

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We may be required to declare dividends on our Series A Preferred Stock upon the occurrence of certain events. See “Item 1. Business — Change of Control and Unit Placement — The Proposal.”

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of June 30, 2003. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares of		Number of shares of common
	common stock to be issued	Weighted-average exercise	stock remaining available for
	upon exercise of outstanding	price of outstanding	future issuance under equity
Plan category	options, warrants and rights	options, warrants and rights	compensation plans(1)

Equity compensation plans approved by shareholders:
- 1995 Option Plan	361,000	$1.96	15,500
- 1998 Option Plan	1,062,880	$2.07	163,120
Equity compensation plans not approved by shareholders	1,106,257	$1.80	N/A

Total	2,530,137	$1.94	178,620

(1)	Excludes shares of common stock listed in the first column.

     Of the 1,106,257 shares of the Company’s common stock to be issued upon exercise of options granted pursuant to equity compensation plans not approved by shareholders, options to purchase up to an aggregate of 1,021,257 shares were granted to the Company’s directors and a founder prior to the Company’s initial public offering with the options granted from October 30, 1995 to July 1, 1997. Each of the options is fully vested as of June 30, 2003 and expires 10 years from the date of grant. The remaining 85,000 shares were granted as non-qualified stock options to individuals and entities providing services to the Company at fair market value as of the date of grant. These options also expire 10 years from the date of grant and are fully vested.

Recent Sales of Unregistered Securities

     In September 2001, we entered into a consulting agreement for investor communications and public relations consulting services with Makefield Securities Corporation. In consideration for the consulting services, we issued 10,000 shares of our common and a three-year warrant to purchase 10,000 shares of common stock at an exercise price of $7.50 per share. Based on the manner of sale and representations of Makefield Securities Corporation, we believe that this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) and was, therefore, exempt from the registration requirements thereof.

     In connection with our initial engagement of Hyperion Partners Corp. pursuant to an engagement letter dated November 8, 2001, we issued an aggregate of 10,000 shares of our common stock and three-year warrants to purchase up to an aggregate of 10,000 shares of our common stock at an exercise price of $4.56 per share to Paul T. Mannion, Andrew S. Reckles, Vincent S. Sbarra and Hyperion Holdings, LLC. Based on the manner of sale and representations of the offerees, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Act and was, therefore, exempt from the registration requirements thereof.

     Pursuant to a Subscription Agreement dated March 27, 2002, we issued three-year 8% Convertible Notes to Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Palisades Equity Fund, L.P., Ellis Enterprises Ltd. and Bristol Investment Fund, Ltd. (the “Investors”) in an aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into our common stock at a conversion price initially set at 80% of the average of the closing bid price of our common stock for the five trading days preceding March 27, 2002. The conversion price is subject to downward adjustment any time the closing bid price of our common stock is less than the initial conversion price for twenty consecutive trading days. In connection with the issuance of the Notes, we also issued to the Investors five-year warrants to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $3.3925 per share of our common stock. In connection with the closing of the Subscription Agreement and pursuant to the provisions of our November 8, 2001 engagement letter with Hyperion Holdings, LLC, we also issued a warrant to Hyperion Holdings, LLC to purchase 100,000 shares of our common stock at an exercise price of $3.245 per share of our common stock. Based on the manner of sale and representations of the Investors, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, the issuance of the Notes and Warrants pursuant to the Subscription Agreement was a transaction not involving any public offering within the meaning of Section 4(2) of the and was, therefore, exempt from the registration requirements thereof.

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

     On August 28, 2003, we completed the private placement, referred to elsewhere in this Annual Report as the “Unit Placement,” of 585,980 units (the “Units”) comprised of 585,980 shares of Series A Preferred Stock, 9,318,866 shares of our common stock, purchase warrants which entitle the holders thereof to acquire an aggregate of 1,464,975 shares of Series A Preferred Stock and 23,297,213 shares of common stock. Based upon the manner of sale and representations by the investors that each was an “accredited investor” as defined in Rule 506 of Regulation D, this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Act and was, therefore, exempt from the registration requirements thereof.

     On August 28, 2003, pursuant to the closing of a Conversion and Voting Agreement dated August 1, 2003, we issued an aggregate of 3,238,767 shares of our common stock to the holders of our 8% Convertible Notes due March 27, 2002 (the “Notes”) in full satisfaction of any and all obligations relating to the Notes, as follows: Alpha Capital Aktiengesellschaft, 1,936,382 shares, Stonestreet Limited Partnership, 1,057,526 shares and Ellis Enterprises Ltd., 244,859 shares. Based upon the manner of sale, representations by the holders of the Notes that each was an “accredited investor” as defined in Rule 506 of Regulation D and the relationship of the holders of the Notes as existing security holders of the Company, this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended and was an exchange of securities with existing security holders under Section 3(a)(9) of the Act, and was, therefore, exempt from the registration requirements of the Act.

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

•	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

•	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue.

•	The CVProfilor® MD-3000 System is being marketed through exclusive distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their geography. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.

     The CVProfilor® DO-2020 System was launched late in the 3rd Quarter of fiscal year 2001 (March 2001) and had its first reported revenue in the 1st Quarter of fiscal year 2002 which ended September 30, 2001. Reductions in comparative revenue between fiscal year 2002 and fiscal year 2003 relate to our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with physician use of our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002. Although we are attempting to maintain a balance in marketing the HDI/PulseWave™ CR-2000 on a capital sales basis with the CVProfilor® DO-2020 on a “per-patient-tested” basis, we expect that our “per-patient-tested” marketing of the CVProfilor® DO-2020 will ultimately produce the majority of our revenue.

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

     Revenue Recognition. We recognize revenue in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” Pursuant to SAB No. 101, the Company recognizes revenue from the sale of equipment at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. Shipping and handling costs are included as cost of equipment sales. In addition, title passes to the customer or distributor upon shipment. At the time of shipment, all of the criteria for recognition set forth in SAB No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Results of Operations

     As of June 30, 2003, we had an accumulated deficit of ($21,410,400), attributable primarily to research and development and general and administrative expenses. Until we are able to generate significant revenues from our activities, we expect to continue to incur operating losses. As of June 30, 2003, we have cash and cash equivalents of $90,335. As a result of the closing of the Unit Placement, we received net cash proceeds of approximately $1.85 million and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, are estimated to allow us to pursue our business development strategy for at least the next eighteen months following June 30, 2003.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

     The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2003 and 2002, respectively:

	Fiscal Year Ended June 30, 2003

		Equipment	Equipment	Service/	Inventory
	Total	Sales	Rental	Contract	Reserve

Revenue	$775,336	$271,185	$295,604	$208,547	$—
Cost of Sales	981,857	54,124	56,693	21,040	850,000

Gross Profit (Loss)	$(206,521)	$217,061	$238,911	$187,507	$(850,000)

	Fiscal Year Ended June 30, 2002

		Equipment	Equipment	Service/	Inventory
	Total	Sales	Rental	Contract	Reserve

Revenue	$549,198	$440,555	$108,643	$—	$—
Cost of Sales	101,612	86,192	15,420	—	—

Gross Profit	$447,586	$354,363	$93,223	$—	$—

     Total Equipment Sales Revenue for the fiscal year ended June 30, 2003 was $271,185, compared to $440,555 for the fiscal year ended June 30, 2002. Revenue relating to international equipment sales was $207,935 for the fiscal year ended June 30, 2003 and $151,400 for the fiscal year ended June 30, 2002. The decrease in Total Equipment Sales Revenue is mainly due to our focus away from solely the sales of CR-2000 Research Systems to a combination of sales of CR-2000 Research Systems and rental revenue from the placement of our CVProfilor® DO-2020 Systems generating revenue on a per patient-tested rental program. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. This shift is our strategic focus began in the fourth quarter of fiscal year 2001.

     Placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 System and delays in integrating the CVProfilor® DO-2020 System into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of the CVProfilor® DO-2020 System and increasing the physician utilizations of such systems placed. Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We anticipate adding five to ten additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses.

     Further, the existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 System affects the availability of our working capital. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the

CVProfilor® DO-2020 System by current physician customers an important component of our product’s success. To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020 System. Therefore, we continue to devote considerable effort to activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

     In addition, because our CVProfilor® DO-2020 System is being marketed on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support our operations during this period.

     For the fiscal year ended June 30, 2003, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $295,604. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the fiscal year ended June 30, 2003, Service/Contract Income was $208,547. Of this amount, $69,667 pertains to a service warranty contract with a customer who purchased certain CR-2000 Research Systems from us. The balance, $138,880, represents contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

     At June 30, 2003, inventory which principally consists of raw materials has been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 include a corresponding charge of $850,000 related to this write-down.

     Total expenses for the fiscal year ended June 30, 2003 were $3,377,952 compared to $6,438,524 for the fiscal year ended June 30, 2002. $40,827 of the $6,438,524 total expenses were related to research and development expenses. A further breakdown of research and development expenses is as follows:

	Fiscal Year Ended June 30

	2003	2002

Design and development of prototype devices and other enhancements and improvements	$—	$28,957
Recognized compensation cost for value of stock options granted in lieu of cash compensation	—	11,870

Total research and development expenses	$—	$40,827

     Research and development expenses decreased from $40,827 to $-0- for the fiscal years ended June 30, 2002 and 2003, respectively. The decrease in the area of Design and Development of Prototype Devices and Other Enhancements and Improvements from $28,957 to $-0- related to the completion of our Central Data Management Facility (CDMF) located in our corporate offices in Eagan, Minnesota. Due to the unique configuration of the CDMF and the sophisticated network of computer hardware and software required for its operation, we utilized independent outside consultants to develop this facility. The completion of the CDMF resulted in a corresponding decrease in these expenses.

     The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30

	2003	2002

Wages, related expenses and benefits	$712,475	$1,159,032
Patents and related expenses	50,662	37,184
Outside consultants	505,966	2,475,486
Rent (building/equipment) and utilities	102,927	124,457
Insurance-general and directors/officers liability	85,332	70,997
Selling, marketing and promotion, including applicable wages	1,032,160	1,542,440
Legal and audit/accounting fees	245,810	186,907
Royalties	18,663	16,476
Depreciation and amortization	164,135	187,095
Convertible debt private placement expenses	45,198	275,598
Releated party receivable write-off	117,000	—
Other-general and administrative	297,624	322,025

Total selling, general and administrative expenses	$3,377,952	$6,397,697

     Wages, related expenses and benefits decreased from $1,159,032 to $712,475 for the fiscal years ended June 30, 2002 and June 30, 2003, respectively. Our number of employees decreased from seventeen as of June 30, 2002 to twelve as of June 30, 2003. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003.

     Outside consultants expense decreased from $2,475,486 for the fiscal year ended June 30, 2002 to $505,966 for the fiscal year ended June 30, 2003. Included in the $2,475,786 expense amount is a non-cash expense charge of $2,129,000 that relates to the fair value of common stock and warrants issued for investor communications and public relations consulting services to Redwood Consulting, LLC (“Redwood”). In consideration for the consulting services provided by Redwood, we issued 200,000 shares of our common stock with a fair market value of $6.02 per share and warrants to purchase 300,000 shares of our common stock at exercise prices ranging from $5.00 per share to $10.00 per share. Included in the $505,966 expense amount for the fiscal year ended June 30, 2003 is a non-cash expense charge of $400,000 that relates to a Consulting Agreement for investor communications and public relations consulting services with HRI Consultants. In consideration for the consulting services, we issued 300,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $1.50 per share. The fair value of the issued shares and warrants was based on the agreed upon contract price of $400,000. Both of the above Consulting Agreements involved similar services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. The fair value of those agreements were expensed as services were provided.

     As noted above, Redwood provided consulting services to us. The following is a detailed description of the types of services actually provided to us by Redwood: (a) consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts; (b) introduce the Company to the financial community; (c) with the cooperation of the Company, maintain an awareness during the term of the Agreement of the Company’s plans, strategy and personnel, as they may evolve during such period, and consult and assist the Company in communicating appropriate information regarding such plans, strategy and personnel to the financial community; (d) assist and consult the Company with respect to its (i) relations with stockholders, (ii) relations with brokers, dealers, analysts and other investment professionals, and (iii) financial public relations generally; (e) perform the functions generally assigned to stockholder relations and public relations departments in major corporations, including responding to telephone and written inquiries (which may be referred to the Consultant by the Company); preparing press releases for the Company with the Company’s involvement and approval of press releases, reports and other communications with or to shareholders, the investment community and the general public; consulting with respect to the timing, form, distribution and other matters related to such releases, reports and communications; and, at the Company’s request and subject to the Company’s securing its own rights to the use of its names, marks, and logos, consulting with respect to corporate symbols, logos, names, the presentation of such symbols, logos and names, and other matters relating to corporate image; (f) upon the Company’s direction and approval, disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public; (g) upon the Company’s approval, conduct meetings, in person or by telephone, with brokers, dealers, analysts and other investment professionals to communicate with them regarding the Company’s plans, goals and activities, and assist the Company in preparing for press conferences and other forums involving the media, investment professionals and the general investment public; (h) at the Company’s request, review business plans, strategies, mission statements budgets, proposed transactions and other plans for the purpose of advising the Company of the public relations implications thereof; and (i) otherwise perform as the Company’s consultant for public relations and relations with financial professionals.

     Selling, marketing and promotion expense decreased from $1,542,440 for the fiscal year ended June 30, 2002 to $1,032,160 for the fiscal year ended June 30, 2003. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002 had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices. The decrease in our number of employees accounted for most of this decrease in expenses.

     Legal and audit/accounting fees increased from $186,907 to $245,810 for the fiscal years ended June 30, 2002 and 2003, respectively. This increase was due primarily to the following events which occurred in the fiscal year ended June 30, 2003: additional expenses incurred in connection with the filing of registration statements, other reports and communications with the U.S. Securities and Exchange Commission, and the October 25, 2002 special shareholders’ meeting.

     For the fiscal year ended June 30, 2002, convertible debt private placement expenses amounted to $275,598, consisting of finders’ fees of $180,000 and legal fees of $95,598. These expenses relate to the March 27, 2002 private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000.

     In December 2001, we entered into a full recourse note agreement with one of our shareholders. Due to the uncertainty surrounding collectability of this receivable, the full amount, $117,000, has been written off during the fiscal year ended June 30, 2003.

     Interest income was $19,929 and $56,353 for the fiscal years ended June 30, 2003 and 2002, respectively. This decrease was attributable to a decrease in our Cash and Cash Equivalents from $1.8 million at June 30, 2002 to $90,000 at June 30, 2003.

     Interest expense was $237,837 and $435,081 for the fiscal years ended June 30, 2003 and 2002, respectively. A further breakdown of the components of interest expense is as follows:

	Fiscal Year Ended June 30

Convertible Notes Payable	2003	2002

8% interest on outstanding principal balances	$72,701	$37,721
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of common stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	165,136	102,121
Fair value basis allocation to the beneficial conversion price of the debt at the date of closing (March 27, 2002)	—	295,239

Total Interest Expense	$237,837	$435,081

     Net loss was $(3,802,381) and $(6,369,666) for the fiscal years ended June 30, 2003 and 2002, respectively. For the fiscal year ended June 30, 2003, basic and diluted net loss per share was $(.45), based on weighted average shares outstanding of 8,384,078. For the fiscal year ended June 30, 2002, basic and diluted net loss per share was $(1.07), based on weighted average shares outstanding of 5,956,067.

Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $(1,733,903) and $(2,060,826) for the years ended June 30, 2003 and June 30, 2002, respectively. The significant elements of these changes were as follows:

	Fiscal Year Ended June 30

Net cash used in operating activities:	2003			2002

— net loss, as adjusted for non-cash items			$(3,001,933)			$(3,404,658)
— (increase) decrease in accounts receivable:	(A	)	155,258	(A	)	(233,592)
– (A) $104,500 accounts receivable balance regarding one customer was recorded in June 2002 pertaining to a service warranty contract covering an 18-month period; this amount was received in July 2003
— (increase) decrease in related party note receivable:	(B	)	117,000	(B	)	(117,000)
– (B) This amount pertains to a non-trade receivable/interest bearing loan to a shareholder in December 2001 that was written off in fiscal year 2003
— (increase) decrease in inventory:	(C	)	913,249	(D	)	(320,814)
– (C) $850,000 of this amount pertains to the establishment of an allowance for excess inventory based on estimated future usage and sales
– (D) Approximately 95% of this increase in inventory pertains to the purchase of Arterial PulseWave™ Sensors which are an integral part of our medical device Systems
— increase in deferred revenue:			49,053	(E	)	104,500

– (E) This amount pertains to a service warranty contract with a customer who purchased certain CR-2000 Research Cardiovascular Systems from us. The service warranty contract covers the period July 1, 2002 through December 31, 2003

Net cash used in investing activities:
— proceeds from issuance of convertible notes payable:			—	(F	)	2,000,000

– (F) On March 27, 2002, the Company completed a private placement to five investors consisting of 8% Convertible Notes in the aggregate principal amount of $2,000,000. The Convertible Notes are due on March 27, 2005 and bear interest at an annual rate of 8%. At the date of any conversion of the Convertible Notes to shares of common stock, the investor(s) can elect to receive the applicable accrued interest in cash or shares of common stock. The Convertible Notes are not secured

     We have incurred operating losses and have not generated positive cash flow from operations. As of June 30, 2003, we had an accumulated deficit of $(21,410,400).

     As of June 30, 2003, we have cash and cash equivalents of $90,335, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as the approximate $1.85 million net proceeds from our private placement offering (the “Unit Placement”) which was completed on August 28, 2003, are estimated to allow us to fund operations for at least the next eighteen months following June 30, 2003.

     Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We anticipate adding five to ten additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses.

     In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan included the reduction in the number of our employees, transitioning some employees to part-time employment status and reducing salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. While these measures reduced the rate at which we used our available cash, they have compromised, and will continue to, compromise our ability to pursue and generate placements of our CVProfilor® DO-2020 Systems and sales of our CR-2000 Research Systems. Until we increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue.

     Further, the existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 affects the availability of our working capital. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product’s success. To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020. Therefore, we continue to devote considerable effort to activities such as payer advocacy and coding clarification directed at long-term reimbursement in our target markets. We provide assistance to physicians with the ongoing process of insurance billing procedures in an attempt to facilitate reimbursement coverage and payment on a nationwide basis.

     In addition, because our CVProfilor® DO-2020 is being marketed on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support our operations during this period.

     No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Our financing needs are based upon management estimates as to future revenue and expense. Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, and our ability to materially increase the revenue generated by our CVProfilor® DO-2020 System and other cash flow from operations. Our efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTC Bulletin Board, are illiquid and are subject to the rules relating to penny stocks.

     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class

A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz. Estimated net proceeds from this offering were approximately $1.85 million. See “Item 1: Description of Business: Change of Control” for a description of the Unit Placement.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements

     Hypertension Diagnostics, Inc.

Years Ended June 30, 2003 and 2002

Hypertension Diagnostics, Inc.

Financial Statements
Years Ended June 30, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Hypertension Diagnostics, Inc.

     We have audited the balance sheets of Hypertension Diagnostics, Inc. as of June 30, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Minneapolis, Minnesota
August 15, 2003, except for Note 12, as to which the date is August 28, 2003.

Hypertension Diagnostics, Inc.

Balance Sheets

	June 30

	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$90,335	$1,824,238
Accounts receivable	124,351	279,609
Interest receivable	14,710	5,070
Related party note receivable	—	117,000
Inventory	333,241	1,394,191
Prepaids and other current assets	39,876	89,338

Total Current Assets	602,513	3,709,446
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,222,169	1,074,468
Less accumulated depreciation	(722,712)	(505,283)

	516,659	586,387
Patents, net of accumulated amortization of $45,405 and $42,005 at June 30, 2003 and 2002, respectively	—	3,400
Prepaid Offering Expenses	29,002	—
Other Assets	6,730	6,730

Total Assets	$1,154,904	$4,305,963

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$101,821	$149,306
Accrued payroll and payroll taxes	251,773	224,515
Convertible notes payable	481,492	1,268,119
Deferred revenue	153,553	69,667
Other accrued expenses	43,910	58,433

Total Current Liabilities	1,032,549	1,770,040
Deferred Revenue, less current portion	—	34,833
Shareholders’ Equity:
Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—none	—	—
Common Stock, $.01 par value:
Authorized shares—25,000,000
Issued and outstanding shares— 10,291,088 and 6,495,577 at June 30, 2003 and 2002, respectively	102,911	64,956
Additional paid-in capital	21,429,844	20,044,153
Accumulated deficit	(21,410,400)	(17,608,019)

Total Shareholders’ Equity	122,355	2,501,090

Total Liabilities and Shareholders’ Equity	$1,154,904	$4,305,963

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30

	2003	2002

Revenue:
Equipment sales	$271,185	$440,555
Equipment rental	295,604	108,643
Service/contract income	208,547	—

	775,336	549,198
Cost of Sales	981,857	101,612

Gross Profit (Loss)	(206,521)	447,586
Expenses:
Research and development	—	40,827
Selling, general and administrative	3,377,952	6,397,697

Total Expenses	3,377,952	6,438,524

Operating Loss	(3,584,473)	(5,990,938)
Other Income (Expense):
Interest income	19,929	56,353
Interest expense	(237,837)	(435,081)

Net Loss	$(3,802,381)	$(6,369,666)

Basic and Diluted Net Loss per Share	$(.45)	$(1.07)
Weighted Average Shares Outstanding	8,384,078	5,956,067

See accompanying notes.

Hypertension Diagnostics, Inc.

Statement of Shareholders’ Equity

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at June 30, 2001	5,684,329	$56,843	$16,527,165	$(11,870)	$(11,238,353)	$5,333,785
Value of stock options, Common Stock and warrants issued in lieu of cash	220,000	2,200	2,345,900	(2,348,100)	—	—
Amortization of deferred compensation	—	—	—	2,359,970	—	2,359,970
Conversion of notes payable and accrued interest into Common Stock	574,748	5,748	517,628	—	—	523,376
Stock options exercised	16,000	160	39,862	—	—	40,022
Class A Redeemable Warrants exercised	500	5	2,570	—	—	2,575
Convertible notes payable — beneficial conversion and warrant valuation	—	—	611,028	—	—	611,028
Net loss	—	—	—	—	(6,369,666)	(6,369,666)

Balance at June 30, 2002	6,495,577	64,956	20,044,153	—	(17,608,019)	2,501,090
Value of stock options, Common Stock and warrants issued in lieu of cash	300,000	3,000	397,000	—	—	400,000
Conversion of notes payable and accrued interest into Common Stock	3,438,111	34,381	931,865	—	—	966,246
Class A Redeemable Warrants exercised	57,400	574	56,826	—	—	57,400
Net loss	—	—	—	—	(3,802,381)	(3,802,381)

Balance at June 30, 2003	10,291,088	$102,911	$21,429,844	$—	$(21,410,400)	$122,355

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Year Ended June 30

	2003	2002

Operating Activities:
Net loss	$(3,802,381)	$(6,369,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	400,000	2,359,970
Depreciation	217,429	195,716
Amortization	3,400	6,800
Amortization of debt discount	165,136	102,121
Interest expense — convertible debt fair value allocation to beneficial conversion price	—	295,239
Interest expense — converted to Common Stock	14,483	5,162
Change in operating assets and liabilities:
Accounts receivable	155,258	(233,592)
Interest receivable	(9,640)	3,366
Related party note receivable	117,000	(117,000)
Inventory	913,249	(320,814)
Prepaids and other assets	20,460	(79,659)
Accounts payable	(47,485)	(89,491)
Accrued payroll and payroll taxes	27,258	31,922
Deferred revenue	49,053	104,500
Other accrued expenses	(14,523)	9,736

Net cash used in operating activities	(1,791,303)	(4,095,690)
Investing Activities:
Purchase of property and equipment	—	(7,733)

Net cash used in investing activities	—	(7,733)
Financing Activities:
Issuance of Common Stock	57,400	42,597
Proceeds from issuance of convertible notes payable	—	2,000,000

Net cash provided by financing activities	57,400	2,042,597

Net decrease in cash and cash equivalents	(1,733,903)	(2,060,826)
Cash and cash equivalents at beginning of period	1,824,238	3,885,064

Cash and cash equivalents at end of period	$90,335	$1,824,238

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$966,246	$523,376

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2003

1.	Organization and Significant Accounting Policies

Description of Business

     Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2003 and 2002, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.

Property and Equipment

     Property and equipment are stated at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Depreciation is computed principally using the straight-line method. Estimated useful lives for property and equipment are the term of the lease for leasehold improvements and 5-7 years for furniture and equipment.

Patents

     Costs incurred in obtaining patents and trademarks are expensed as incurred

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

Revenue Recognition

     Equipment Sales Revenue is recognized at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. In addition, title passes to the customer or distributor upon shipment. Shipping and handling costs are included as cost of equipment sales. At the time of shipment, all of the criteria for recognition set forth in Staff Accounting Bulletin (SAB) No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

     Equipment Rental Revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized upon cash receipt.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

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

Inventory

     Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials. At June 30, 2003, the Company has established a reserve of $850,000 related to excess inventory quantities on hand.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

1.	Organization and Significant Accounting Policies (Continued)

     The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with FASB 123, the net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts for the years ended June 30, 2003 and 2002:

	Year Ended June 30

	2003	2002

Net Loss:
As Reported	$(3,802,381)	$(6,369,666)
Pro Forma	(4,086,656)	(6,616,167)
Basic and Diluted Net Loss per Share:
As reported	$(.45)	$(1.07)
	(.49)	(1.11)

     Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal year 2003 and fiscal year 2002 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility

June 30, 2003	2.46%	None	5 years	.915
June 30, 2002	5.00%	None	5 years	.697

2. Income Taxes

     Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2003	2002

Tax at statutory rate	34.0%	34.0%
State income taxes	6.0	6.0
Impact of net operating loss carryforward	(40.0)	(40.0)

Effective income tax rate	—%	—%

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

2.	Income Taxes (Continued)

     At June 30, 2003, the Company has net operating loss carry forwards totaling approximately $17,132,000 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

2010	$548,000
2011	364,000
2012	772,000
2013	1,109,000
2019	2,124,000
2020	3,253,000
2021	2,132,000
2022	3,607,000
2023	3,223,000

$17,132,000

No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

Components of deferred tax assets are as follows:

	June 30

	2003	2002

Loss carryforwards	$6,512,000	$5,563,000
Inventory Reserve	340,000	—
Less valuation allowance	(6,852,000)	(5,563,000)

Net deferred tax assets	$—	$—

3. Convertible Notes Payable

     On March 27, 2002, the Company completed a private placement to five investors consisting of 8% Convertible Notes in the aggregate principal amount of $2,000,000. The Convertible Notes are due on March 27, 2005 and bear interest at an annual rate of 8%. At the date of any conversion of the Convertible Notes to shares of common stock, the investor(s) can elect to receive the applicable accrued interest in cash or shares of common stock. The Convertible Notes are not secured. The Convertible Notes are convertible into the Company’s common stock at a conversion price initially set at 80% of the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date. As of March 27, 2002, the conversion price was $2.5072. The conversion price is subject to downward adjustment if the closing bid price of common stock is less than the initial conversion price for twenty consecutive trading days. In connection with the private placement, the Company also issued to the investors five-year warrants to purchase up to an aggregate of 250,000 shares of common stock. The warrants have an exercise price of $3.3925, which was 115% of the closing bid price of common stock as of the closing date.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

3.	Convertible Notes Payable (Continued)

     In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated the $2,000,000 of Convertible Note proceeds received to the convertible note carrying value and the detachable warrants on a relative fair value basis. The Company determined the fair value of the Convertible Notes to be the notes face value and the fair value of the warrants utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.50%, no expected dividend yield, an expected life of 5 years and expected volatility of .567. Based on the fair value allocation method, the Company assigned $1,684,211 and $315,789 of the note proceeds as the relative fair value of the Convertible Notes and warrants, respectively.

     The Company determined the fair value of the beneficial conversion feature of the Convertible Notes in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The number of beneficial shares to be received was determined by converting the relative fair value assigned to the convertible debt by the conversion price and the fair market value of the stock as of March 27, 2002, the date of the transaction. A beneficial conversion of $295,239 was measured by multiplying the beneficial shares times the fair market value of the stock as of March 27, 2002. The beneficial conversion was included as a charge to interest expense in March of 2002, since the notes were immediately convertible.

     During the fiscal year ended June 30, 2003, $951,763 of Convertible Notes principal, and $14,483 of accrued interest relating to this principal amount, were converted into 3,438,111 shares of common stock. During the period March 27, 2002 through June 30, 2002, $518,213 of Convertible Notes principal, and $5,163 of accrued interest relating to this principal amount, were converted into 574,748 shares of common stock. The relative fair value of the warrants was recorded as a discount against the carrying value of the Convertible Notes. The Debt Discount is being amortized on a straight-line basis over three (3) years, the term of the debt agreement, and as the debt is converted. As of June 30, 2003, the balance of the Convertible Notes Payable is $530,023 and the corresponding discount related to the debt is $48,531. See Note 12 regarding conversion of Convertible Notes Payable and accrued but unpaid interest into shares of common stock on August 28, 2003.

4.	Shareholders’ Equity

     In July and August 1998, the Company issued 2,587,500 units, each consisting of one share of common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which entitles the holder to purchase one share at an exercise price of $5.50 per share, subject to adjustment. The Class A Warrants are subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the common stock exceeds $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice must precede redemption by 30 days and must be sent within 10 business days of the 14 consecutive trading day period. Effective January 23, 2001, the Company reduced the exercise price of the Class A Warrant from $5.50 to $5.15 per share of common stock. Effective June 6, 2002, the Company reduced the exercise price of the Class A Warrant from $5.15 to $1.80 per share of common stock. Effective July 25, 2002, the Company reduced the exercise price of the Class A Warrant from $1.80 to $1.25 per share of common stock. Effective October 17, 2002, the Company reduced the exercise price of the Class A Warrant from $1.25 to $1.00 per share of common stock. On November 14, 2002, the Class A Warrant expired.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

4.	Shareholders’ Equity (Continued)

     During the fiscal year ended June 30, 2003, 57,400 Class A Warrants were exercised resulting in gross proceeds to the Company of $57,400. These proceeds were a result of the Company’s offering of Redeemable Class B Warrants (the “Class B Warrant”) to those holders of the Class A Warrants who properly exercised a Class A Warrant during the offering period of June 6, 2002 through November 14, 2002. 57,400 Class A Warrants were exercised at $1.00 per share of common stock and, accordingly, 57,400 Class B Warrants were issued. The Class B Warrants have an exercise price of $5.85 per share of common stock and are subject to redemption by the Company for $.01 per Warrant provided that the closing bid price of the common stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days. Effective June 6, 2002, the Company reduced the exercise price of the Class B Warrant from $5.85 to $2.00 per share of common stock. Effective July 25, 2002, the Company reduced the exercise price of the Class B Warrant from $2.00 to $1.50 per share of common stock. Effective October 17, 2002, the Company reduced the exercise price of the Class B Warrant from $1.50 to $1.00 per share of common stock. As of June 30, 2003, there are a total of 453,018 shares of the Company’s common stock purchasable through the exercise of the Class B Warrants. The Class B Warrants expire on January 23, 2006.

     During the fiscal year ended June 30, 2002, certain employee stock options were exercised resulting in total proceeds to the Company of $40,022.

     In June 2002, the Company entered into a Consulting Agreement for investor communications and public relations consulting services with HRI Consultants. In consideration for the consulting services, during the fiscal year ended June 30, 2003, the Company issued 300,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $1.50 per share. The fair value of this agreement was expensed during the fiscal year ended June 30, 2003. The fair value of the issued shares and warrants was based on the agreed upon contract price of $400,000.

5.	Stock Options and Warrants

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

5.	Stock Options and Warrants (Continued)

     A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2001	100	382,400	$2.41
Granted	(15,000)	15,000	2.20
Exercised	—	(6,000)	2.80
Canceled/forfeited	26,400	(26,400)	4.02

Balance at June 30, 2002	11,500	365,000	2.28
Granted	(40,000)	40,000	0.31
Exercised	—	—	—
Canceled/forfeited	44,000	(44,000)	3.13

Balance at June 30, 2003	15,500	361,000	1.96

     At June 30, 2003, there were 361,000 options outstanding having exercise prices between $0.16 and $4.00 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of 4.74 years. The number of options exercisable as of June 30, 2003 and 2002 were 285,500 and 251,500, respectively, at weighted average exercise prices of $2.10 and $2.29 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the years ended June 30, 2003 and 2002 was $0.22 and $1.36 per share, respectively.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

5.	Stock Options and Warrants (Continued)

     A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2001	116,320	614,680	$4.34
Additional shares reserved	500,000	—
Granted	(102,500)	102,500	2.10
Exercised	—	(5,000)	2.94
Canceled/forfeited	92,500	(92,500)	5.04

Balance at June 30, 2002	606,320	619,680	3.88
Granted	(507,000)	507,000	0.18
Exercised	—	—	—
Canceled/forfeited	63,800	(63,800)	4.55

Balance at June 30, 2003	163,120	1,062,880	2.07

     At June 30, 2003, there were 1,062,880 options outstanding having exercise prices between $0.18 and $6.12 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of 8.36 years. The number of options exercisable as of June 30, 2003 and 2002 were 1,051,380 and 437,780, respectively, at weighted average exercise prices of $2.01 and $4.07 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 2003 and 2002 was $0.13 and $1.28 per share, respectively.

     At June 30, 2003, the Company had also granted a total of 1,106,257 options outside the 1995 Option Plan and the 1998 Option Plan. These options have exercise prices between $1.70 and $3.70 and a weighted average remaining contractual life of 2.44 years. These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. Of the 1,106,257 options granted, 1,021,257 were granted during the period October 30, 1995 to July 1, 1997 to certain officers, directors and founders of the Company, under which no compensation cost was recognized. The remainder, 85,000 options, were granted for consulting services provided to the Company. The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided. The number of non-Plan options exercisable at June 30, 2003 and 2002 were 1,106,257, respectively, at weighted average exercise prices of $1.80, respectively. There were no non-Plan options granted during the years ended June 30, 2003 and 2002, respectively.

     In July 2001, the Company entered into a Consulting Agreement for investor communications and public relations consulting services with Redwood Consulting, LLC. In consideration for the consulting services, the Company issued 200,000 shares of common stock with a fair market value of $6.02 per share on the date of issuance and warrants to purchase 300,000 shares of common stock. Under the warrant agreements, warrant holders can purchase up to an aggregate of 100,000 shares of common stock at $5.00 per share, an aggregate of 100,000 shares at $7.50 per share and an aggregate of 100,000 shares at $10.00 per share and were immediately exercisable. The Company has determined the fair value of the common stock and warrant to be $2,129,000, which was expensed as the services were provided. The fair value of the issued shares was based on the fair market value on the date of issuance. The fair value of the warrants was determined utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.75%, no expected dividend yield, an expected life of 5 years and expected volatility of .586.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

5.	Stock Options and Warrants (Continued)

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

     In November 2001, the Company entered into a Consulting Agreement for investor communications and public relations consulting services with Hyperion Holdings, LLC. In consideration for the consulting services, in November 2001 the Company issued 10,000 shares of common stock with a fair market value of $3.91 per share and a warrant to purchase 10,000 shares of common stock at $4.56 and in March 2002, issued a warrant to purchase 100,000 shares of common stock at $3.25. The warrants were immediately exercisable. The Company has determined the fair value of the services to be $171,800, which was expensed as the services were provided. The fair value of the issued shares was based on the fair market value on the date of issuance. The fair value of the warrants was determined utilizing the Black-Scholes pricing model, assuming a risk free interest rate of 5.5%-5.75%, no expected dividend yield, an expected life of 3 years and expected volatility of .567-.603.

     For the year ended June 30, 2002, the Company recognized expense of $11,870 related to the granting of options for consulting services provided to the Company. For the years ended June 30, 2003 and 2002, the Company recognized expense of $400,000 and $2,348,100, respectively, related to the fair value of common stock and warrants issued to certain parties for investor communications and public relations consulting services.

     In connection with private equity offerings, the Company issued warrants to placement agents to purchase shares of common stock at an exercise price of $4.95 per share. The number of placement agent warrants exercisable at June 30, 2003 is 47,260. These warrants expire in February and March of 2004.

     In connection with the Company’s initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit. Each unit consists of one share of common stock and one Redeemable Class A Warrant, exercisable at a purchase price of $5.50 per share. Effective January 23, 2001, the Company reduced the exercise price of the Redeemable Class A Warrant from $5.50 to $5.15 per share of common stock. The warrant component of the Unit expired February 23, 2002. The number of underwriter warrants exercisable at June 30, 2003 is 154,442. These warrants expire on July 22, 2003.

     During fiscal year 2002, the Company issued a total of 670,000 warrants which remain outstanding at June 30, 2003. During fiscal year 2003, the Company issued a total of 100,000 warrants which remain outstanding at June 30, 2003. These warrants have exercise prices between $1.50 and $10.00 and expire as follows: July 2004 î 300,000; September 2004 î 10,000; November 2004 î 10,000; March 2005 î 100,000; September 2005 î 37,500; December 2005 î 62,500; and March 2007 î 250,000.

6.	License Agreement

     In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtain a United States patent on any of the technology covered under the agreement (which, in fact, occurred). Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists. Royalties expense was $18,663 and $16,476 in fiscal years 2003 and 2002, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

7.	Related Party Note Receivable

     In December 2001, the Company entered into a $117,000 full recourse note agreement with a shareholder of the Company. Collateral for this note is 45,063 shares of the Company’s common stock. The note bears interest at an annual rate of 8% and, as of June 30, 2002, is due on demand. Due to the uncertainty surrounding collectability of this receivable, the full amount was written off during fiscal year 2003.

8.	Employee Benefit Plan

     The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan requires mandatory contributions by the Company. The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral which does not exceed 3% of employee’s compensation. This matching contributions expense amounted to $30,192 and $46,486 in fiscal years 2003 and 2002, respectively.

9.	Commitments

     Subsequent to June 30, 1997, the Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months from November 1, 2003 to October 31, 2006. Rent expense was $93,882 and $113,217 in fiscal years 2003 and 2002, respectively.

     The following is a schedule of future minimum lease payments due as of June 30, 2003:

Year ending June 30:
2004	$85,802
2005	84,366
2006	86,103
2007	32,558

$288,829

10.	Significant Customers and Credit Risk

     Revenue from the Company’s products is concentrated among specific customers in the same industry. The Company generally does not require collateral.

     Customers that accounted for more than 10% of total revenue are as follows:

	Year Ended June 30

	2003	2002

Customer A	17.9%	—%
Customer B	—	27.3

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

11.	Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter

June 30, 2003
Revenue	$119	$228	$179	$249
Gross Profit (Loss)	103	190	145	(645)
Net (Loss)	(977)	(901)	(561)	(1,363)
Basic and Diluted Net (Loss) per Share	(.14)	(.12)	(.06)	(.13)
June 30, 2002
Revenue	$92	$232	$95	$130
Gross Profit	70	191	83	104
Net (Loss)	(2,110)	(1,201)	(1,725)	(1,334)
Basic and Diluted Net (Loss) per Share	(.36)	(.20)	(.29)	(.22)

12.	Subsequent Events

     Unit Placement

     On August 28, 2003, the Company completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is the Company’s Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and warrants as follows:

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of the Series A Preferred Stock at an exercise price of $2.04 per share.

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of the Series A Preferred Stock at an exercise price of $2.64 per share.

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share.

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

12.	Subsequent Events (Continued)

     As a condition to the Unit Placement, each of the investors in the Unit Placement (each, an “Investor” and collectively, the “Investors”) entered into a Shareholders’ Agreement, Voting Agreement, with an irrevocable proxy, and Registration Rights Agreement.

     The Shareholders’ Agreement contains provisions relating to, among other things, preemptive rights, rights of first refusal and approval of certain transactions. The Voting Agreement provides, among other things, that each party to the Voting Agreement will agree to vote all of the Stock (which means shares of common stock, preferred stock and any other class of our equity securities and shall include any shares of common stock issuable upon exercise, exchange or conversion of securities exercisable or exchangeable for or convertible into shares of our common stock) held by such party in favor of certain composition of the Board and an increase in the number of shares of authorized common stock. To effectuate the Voting Agreement, each Investor executed a proxy in favor of Mark N. Schwartz with respect to all shares of Stock owned by such Investor. Pursuant to the Registration Rights Agreement, during the period commencing 120 days after the final closing of the Unit Placement and expiring 48 months after the final closing of the Unit Placement, the holders of the Units are entitled to a one-time demand that we effect as soon as practicable the registrations of the certain components of the Units, subject to customary restrictions. The Registration Rights Agreement also grants the Investors certain registration rights commonly called “piggy-back” registration rights.

     Because of the Company’s lack of sufficient authorized common stock, the Company has agreed to seek the approval of its shareholders of an amendment to its Articles of Incorporation increasing the number of shares of common stock authorized to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock) (the “Proposal”). In connection with the closing of the Unit Placement, the Company agreed to call a meeting of its shareholders and to obtain the approval of its shareholders of the Proposal within 120 days of the final closing of the Unit Placement.

     If the Proposal is not approved within 120 days of the final closing of the Unit Placement, that is, on or before December 26, 2003, the following events will occur:

•	The Company has authorized a twelve-to-one forward stock split of the Series A Preferred Stock and a proportional increase in the authorized Series A Preferred Stock, which will become effective immediately and automatically;

•	The common stock purchase warrants issued in the Unit Placement shall automatically convert to the right to purchase one-twelfth (1/12) of one share of the Series A Preferred Stock, and the exercise price of each share issuable upon exercise of such warrants shall automatically increase by a multiple of 12;

•	The registration rights relating to the common stock sold or underlying other securities sold in the Unit Placement will become registration rights with respect to the Series A Preferred Stock;

•	The Series A Preferred Stock will accrue a cumulative and compounding dividend, payable in arrears, equal to 11% per year from the date of issuance to the date of payment; and

•	All common stock-based compensation payable to Mr. Mark N. Schwartz, the Company’s Chief Executive Officer, will be payable in shares of Series A Preferred Stock.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
June 30, 2003

12.	Subsequent Events (Continued)

Bridge Financing Loans

     To facilitate its continued operations pending a closing of the Unit Placement, the Company obtained $20,000 bridge financing loans on August 4, 2003 from each of Kenneth W. Brimmer, a Director, and James S. Murphy, the Company’s Senior Vice President, Finance and Administration, and Chief Financial Officer. On August 15, 2003, the Company obtained an additional $75,000 bridge financing loan from Dr. Jay N. Cohn, a Director. The bridge financing loans were each evidenced by unsecured promissory notes (collectively, the “Bridge Financing Notes”). The Bridge Financing Notes accrued interest at the annual rate of 8% and were due on demand of the holder at any time after September 1, 2003. In connection with the Unit Placement, the principal amounts due under the Bridge Financing Notes were automatically converted into Units in the Unit Placement at the same rate as a cash investment.

Satisfaction of the Notes

     Pursuant to a Subscription Agreement dated March 27, 2002, the Company issued three-year 8% Convertible Notes (the “Notes”) to Alpha Capital Aktiengesellschaft (“Alpha”), Stonestreet Limited Partnership (“Stonestreet”), Palisades Equity Fund, L.P. (“Palisades”), Ellis Enterprises Ltd. (“Ellis”) and Bristol Investment Fund, Ltd. (“Bristol”) in an aggregate principal amount of $2,000,000.

     On August 28, 2003, the Company closed the transactions under a Conversion and Voting Agreement dated August 1, 2003 (“Conversion Agreement”) with Alpha, Stonestreet and Ellis (collectively, the “Holders”), the remaining holders of the Notes, for the complete satisfaction and discharge of all amounts and obligations under the Notes, including any penalties relating to the Notes. As of August 1, 2003, all principal and interest under the Notes of Bristol and Palisades had been converted into shares of our common stock pursuant to the terms of the Notes.

     Pursuant to the Conversion Agreement, the Holders converted 1/3 of the outstanding principal and accrued but unpaid interest as of July 10, 2003 into 1,472,168 shares of common stock. The rate of this conversion was 1 share of common stock for each $.12 of outstanding principal and accrued but unpaid interest. Further, the Company issued to the Holders 1,766,599 shares of common stock in connection with the satisfaction of the remaining 2/3 of the outstanding principal and accrued but unpaid interest (a rate of conversion of 1 share of common stock for each $.20 of outstanding principal and accrued but unpaid interest). As of July 10, 2003, there was $518,023.50 in outstanding principal and $11,956.57 in accrued but unpaid interest relating to the Notes.

     Each of the Holders also executed and delivered an irrevocable proxy in favor of Mark N. Schwartz to vote in favor of the Proposal and such other matters (provided such matters do not adversely effect the rights of the Holders) as may be presented at meetings of security holders of the Company during the term of the proxy.

     In connection with the Unit Placement, the Company entered into that certain Reservation Agreement dated as of August 4, 2003 with Messrs. Brimmer, Guettler and Murphy and Drs. Cohn and Chesney (the “Optionees”). Each of the Optionees agreed that each option to purchase the Company’s common stock held by such Optionee may not be exercised until such time as the shareholders approve the Proposal. The number of shares of common stock underlying options granted to the Optionees are as follows: 379,428 shares, Greg H. Guettler; 532,474 shares, Charles F. Chesney; 308,124 shares, James S. Murphy; 469,211 shares, Jay N. Cohn; and 79,500 shares, Kenneth W. Brimmer. In connection with the closing of the Unit Placement, the Optionees also delivered a proxy appointing either of Kenneth W. Brimmer or Greg H. Guettler as proxies to vote all of such Optionee’s securities for certain composition of the Board and in favor of the Proposal.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 8A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Mark N. Schwartz, and Chief Financial Officer, James S. Murphy, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

     The information required under this Part III of the Company’s Annual Report on Form 10-KSB will be contained in a definitive information statement for the Company’s Annual Meeting of Shareholders to be filed with the Commission within 120 days of the fiscal year ended June 30, 2003 (the “2003 Information Statement”), and is incorporated herein by reference.

ITEM 9. Directors and Executive Officers of the Registrant

     Information required under this item is contained in the sections entitled “Proposal 1: Election of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Information Statement and is incorporated herein by reference.

ITEM 10. Executive Compensation

     Information required under this item is contained in the section entitled “Executive Compensation” in the Company’s 2003 Information Statement and is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Certain information required under this item is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2003 Information Statement and is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

     Information required under this item is contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2003 Information Statement and is incorporated herein by reference.

ITEM 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

No.	Document	Incorporated By Reference To:

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998 (the “1998 Registration Statement”).

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.

3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.

4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

4.3	Amended and Restated Class B Warrant Agreement dated as of September 27, 2002 by and between Hypertension Diagnostics, Inc. and Mellon Investor Service, LLC as Warrant Agent.	Exhibit 4.1 of the Current Report on Form 8-K dated September 27, 2002.

4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.5	Form of Warrant Expiring July 2, 2004 issued in connection with Consulting Agreement dated as of July 9, 2001 between Hypertension Diagnostics, Inc. and Redwood Consultants, LLC.	Exhibit 4.2 of the Registration Statement on Form S-3 (File No. 333-72118).

4.6	Subscription Agreement dated as of March 27, 2002 by and between Hypertension Diagnostics, Inc. and the subscribers thereto.	Exhibit 10.1 of the Current Report on Form 8-K dated March 27, 2002.

4.7	Form of 8% Convertible Note due March 27, 2005	Exhibit 10.2 of the Current Report on Form 8-K dated March 27, 2002.

4.8	Form of Common Stock Purchase Warrant issued in connection with Subscription Agreement dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.9	Form of Warrant issued to Hyperion Holdings, LLC.	Exhibit 10.4 of the Registration Statement on Form S-3 (File No. 333-86658).

4.10	Form of Warrant issued in connection with Engagement Letter dated November 8, 2001 by and between the Company and Hyperion Partners Corp.	Exhibit 10.5 of the Registration Statement on Form S-3 (File No. 333-86658).

4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003 (the “August 8-K”).

4.12	Form of Securities Purchase Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Unit Investor parties thereto.	Exhibit 4.2 of the August 8-K.

4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.

No.	Document	Incorporated By Reference To:

4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.

4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.

4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.

4.17	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.

4.18	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.

4.19	Reservation Agreement dated as of August 4, 2003 by and among Hypertension Diagnostics, Inc., Kenneth W. Brimmer, Charles F. Chesney, Jay N. Cohn, Greg H. Guettler and James S. Murphy.	Exhibit 4.9 of the August 8-K.

4.20	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.

4.21	Conversion and Voting Agreement, dated as of August 1, 2003 between the Company Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership and Ellis Enterprises Ltd.	Exhibit 4.11 of the August 8-K.

4.22	Form of Irrevocable Proxy executed by Holders of 8% Convertible Notes	Exhibit 4.12 of the August 8-K.

10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.4	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.5	Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated effective August 31, 1998	Exhibit 10.14 of the Company’s Form 10-QSB for the quarter ended December 31, 1998.

10.6	Office Lease Agreement, dated as of October 24, 1997	Exhibit 10.11 of the Company’s 1998 Registration Statement.

10.7	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.

10.8	Employment Agreement between Charles F. Chesney, D.V.M., Ph.D, R.A.C. and the Company, dated December 22, 1999 *	Exhibit 10.18 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

No.	Document	Incorporated By Reference To:

10.9	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999 *	Exhibit 10.19 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.10	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999 *	Exhibit 10.20 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.

10.11	First Amendment to Office Lease Agreement, dated as of July 31, 2000	Exhibit 10.21 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

10.12	Employment Agreement between E. Paul Maloney and the Company, dated March 28, 2001 *	Exhibit 10.22 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

10.13	Consulting Agreement dated July 9, 2001 by and between the Company and Redwood Consultants, LLC	Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-72118).

10.14	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Filed Herewith.

23.1	Consent of Independent Auditors	Filed Herewith.

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

32	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

*  Indicates a management contract or compensatory plan or arrangement

(b)	Reports

During the last quarter covered by this Form 10-KSB, the Company furnished a Current Report on Form 8-K dated May 15, 2003 disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2003.

ITEM 14. Principal Accountant Fees and Services.

Not yet required.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ

MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated: September 29, 2003

     In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 29, 2003.

     Each person whose signature appears below constitutes and appoints Mark N. Schwartz and James S. Murphy as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ MARK N. SCHWARTZ Mark N. Schwartz	Chairman of the Board of Directors, Chief Executive Officer (Principal executive officer)

/s/ LARRY LEITNER Larry Leitner	Director

/s/ ALAN STERN Alan Stern	Director

/s/ STEVEN GERBER Steven Gerber	Director

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Director

/s/ GREG H. GUETTLER Greg H. Guettler	President, Secretary, and Director

/s/ JAY N. COHN Jay N. Cohn	Director

/s/ JAMES S. MURPHY James S. Murphy	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal financial officer)