Form 10KSB/A
period 2003-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-10-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on Form 10-KSB/A to
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

DOCUMENTS INCORPORATED BY REFERENCE

       None.

Hypertension Diagnostics, Inc.
Amendment No. 1 to Annual Report on Form 10-KSB
For the Year Ended June 30, 2003

INDEX

PART III
Item 9	Directors and Executive Officers of the Registrant
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services
SIGNATURES

Description of Amendment

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Hypertension Diagnostics, Inc. is being filed to provide the information called for by Items 9-14 of Part III of Annual Report on Form 10-KSB for the year ended June 30, 2003. Therefore, Items 9-14 of Part III is hereby amended to read as follows:

PART III

ITEM 9. Directors and Executive Officers of the Registrant

Our Directors

Name	Age	Position	Director Since

Larry Leitner (1)(2)	50	Director	2003

Alan Stern (1)	48	Director	2003

Steven Gerber, M.D. (2)	49	Director	2003

Greg H. Guettler	49	President, Secretary and Director	1997

Mark N. Schwartz	46	Chief Executive Officer and	2003
		Chairman of the Board of Directors

Kenneth W. Brimmer (1)(2)	48	Director	1995

Jay N. Cohn, M.D.	73	Chief Medical Consultant,	1988
		Chairman of the Scientific and
		Clinical Advisory Board and Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

     Larry Leitner – Mr. Leitner is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds, and grains, supplying the snack food, health, food, bakery and bird food industries in North America and Europe. Mr. Leitner is also a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Science degree from North Dakota State University.

     Alan Stern – Mr. Stern is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds and grains, supplying the snack food, health food, bakery and bird food industries in the North America and Europe. Mr. Stern is also a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Arts degree from the City of London School of Business Studies (City University).

     Steven Gerber, M.D. – Dr. Gerber served as Managing Director and head of Health Care Equity Research for CIBC Oppenheimer between 1990 and 2002. Twice he was named to The Wall Street Journal’s All-Star Analyst’s List. Dr. Gerber received a Masters of Business Administration degree with an emphasis in finance from UCLA, an M.D. from Tufts University, and a Bachelor of Arts degree from Brandeis University. He is also a Diplomate of the American Boards of Internal Medicine and Cardiovascular Disease. Dr. Gerber is a member of the Board of Overseers of Tufts University School of Medicine, and a medical expert for the Social Security Administration. He serves on the Board of Directors of Immusol Corporation, a privately held biotechnology company based in San Diego, California.

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

     Mark N. Schwartz – Mr. Schwartz, prior to joining us, was Chief Financial Officer and served on the Board of Directors of DDD Group plc, a digital media company focused on developing 3D technology for the corporate and consumer markets, which is publicly traded on the London Stock Exchange’s Alternative Investment Market (“AIM”). While at DDD, Mr. Schwartz was responsible for arranging the listing and initial public offering of DDD on AIM. Previously, he founded and was Chief Financial Officer of Bodega Latina Corporation, a Latino oriented grocery retailer operating warehouse supermarkets in the Los Angeles area with sales of approximately $90 million. Mr. Schwartz was an investment banker at Credit Suisse First Boston and Donaldson Lufkin & Jenrette, where he secured, structured and negotiated the first round of institutional financing for Starbucks Coffee and also served on their Board of Directors. He received a Bachelor of Arts degree in economics and political science from Claremont McKenna College and a Masters of Business Administration degree with honors from Harvard Business School.

     Kenneth W. Brimmer – Mr. Brimmer was elected to our Board of Directors in November 1995, and served as the Chairman of our Board from June 5, 2000 to August 28, 2003. Since December 2001, Mr. Brimmer has served as Chief Manager of Brimmer Company, LLC. Mr. Brimmer was CEO of Active IQ Technologies, Inc. from April 2000 to December 2001 and served as Chairman of the Board of Active IQ Technologies, Inc. from April 2000 until June 2003. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception during 1995. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997. Mr. Brimmer also currently serves as Chairman of the Board of Directors for Entrx Corporation and Sterion Incorporated and is a director of Chiral Quest, Inc. Mr. Brimmer holds a Bachelor of Arts degree in accounting from Saint John’s University in Collegeville, Minnesota (1977).

     Jay N. Cohn, M.D. – Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and he was Head of its Cardiovascular Division from 1974 through 1997. Dr. Cohn discovered that arterial elasticity indices could be determined from blood pressure waveforms in the late 1970’s and he is a co-inventor of the pulse contour analysis technology used in our CardioVascular Profiling System Products. Dr. Cohn is our Chief Medical Consultant and has been a consultant to several pharmaceutical firms both in the U.S. and overseas. He became the Chairman of our Scientific and Clinical Advisory Board during 1996. Dr. Cohn is a past President of the American Society of Hypertension, the International Society of Hypertension and the Heart Failure Society of America, and is a member of some 17 professional societies. He is immediate past editor-in-chief of the Journal of Cardiac Failure, has authored almost 600 scientific articles, is a member of the editorial board of 15 professional journals and co-edited the recent second edition of the textbook, Cardiovascular Medicine. Dr. Cohn also serves on the Board of Directors of Cardiovascular Disease Prevention, Inc. (CDPI), a development stage company intending to create a nationwide network of clinics providing cardiovascular health assessment. Dr. Cohn received his M.D. degree from Cornell University (1956).

Executive Officers And Key Employees

     Set forth below is biographical and other information on our other executive officers and key employees. Information about Mr. Mark N. Schwartz, our Chief Executive Officer, Mr. Greg H. Guettler, our President, and Dr. Jay N. Cohn, our Chief Medical Consultant, may be found under the heading “Our Directors.”

Name	Age	Position

Charles F. Chesney, D.V.M., Ph.D., R.A.C	60	Executive Vice President and
		Chief Technology Officer

James S. Murphy	59	Senior Vice President, Finance and
		Administration and Chief
		Financial Officer

Stanley M. Finkelstein, Ph.D.	62	Chief Technical Consultant

     Charles F. Chesney, D.V.M., Ph.D., R.A.C. – Dr. Chesney served as our President and Chief Executive Officer from our inception in 1988 until January 1, 1996, when he became our Executive Vice President and Chief Technology Officer. He served on our Board of Directors from our inception in July 1988 until his resignation effective August 28, 2003. He also served as our Secretary from December 1988 to August 29, 2003. From 1978 until 1997, Dr. Chesney was a consultant to P-T Consulting Associates, Inc., a biomedical research, product development and consulting firm, which he owns. From 1984 to 1987, Dr. Chesney was employed by the 3M Company as Research and Development Manager for 3M/Riker Laboratories in its Pharmaceutical and Health Care Divisions. Dr. Chesney is the founder of and provided the management for a software systems firm which offers data base management systems to large drug and chemical companies. For more than 15 years he was employed by pharmaceutical firms in the field of drug safety and regulatory toxicology and pathology. He is the author of more than 35 scientific publications in the field of medical pathology, toxicology and cardiovascular physiology. Dr. Chesney is a member of more than 30 professional societies and has been engaged in new product research and development in the pharmaceutical, medical device and bio-technology industries since 1974. He is an inventor regarding some of our cardiovascular profiling technology and is named as such on more than 10 patents issued in the U.S. and in foreign countries. During 1991, Dr. Chesney became “Board Certified” in regulatory affairs (“R.A.C.”) by the Certification Board of the Regulatory Affairs Professional Society. Dr. Chesney holds the degree of Doctor of Veterinary Medicine from the University of Minnesota-St. Paul (1970) and a Ph.D. in Medical Pathology with a minor in Cardiovascular Physiology from the University of Wisconsin-Madison (1973).

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

     Stanley M. Finkelstein, Ph.D. – Dr. Finkelstein is our Chief Technical Consultant. Dr. Finkelstein has been employed by the University of Minnesota since 1977, and is a Professor of Laboratory Medicine and Pathology in the Medical School. He has also been Associate Director of the Division of Health Informaticss within the Department of Laboratory Medicine and Pathology since 1982. He served as Director of Graduate Studies for the graduate programs in Biomedical Engineering and Health Informatics for many years. Dr. Finkelstein is the author more than 130 scientific articles in professional journals and technical conference proceedings on subjects relating to arterial vascular compliance, pulmonary disease, medical informatics, telemedicine and data management. He has also presented data and information related to these subjects at more than 140 conferences and technical meetings. Dr. Finkelstein is a co-inventor of the technology used in our CardioVascular Profiling System Products. Dr. Finkelstein earned his Ph.D. in Electrical Engineering and Systems Science Bioengineering from the Polytechnic Institute of Brooklyn, located in Brooklyn, New York (1969).

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.

     Based solely upon a review of Forms 3, 4 and 5, we believe that, during the fiscal year ended June 30, 2003, our directors and officers, and persons who beneficially own more than 10% of our common stock, complied with all applicable filing requirements, with the following exceptions: Dr. Cohn and Mr. Brimmer each filed one Form 4 late with respect to options granted to them on December 10, 2002.

ITEM 10. Executive Compensation

     The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Greg H. Guettler, our President and our only other executive officers whose total cash compensation exceeded $100,000 (the “Named Executive Officers”) in fiscal year 2003.

Summary Compensation Table

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
	Fiscal Year			Underlying	All Other
Name and Principal Position	Ended June 30	Salary	Bonus	Options	Compensation

Greg H. Guettler	2003	$117,010	$—	150,000	$—
President	2002	152,113	—	25,000	—
	2001	150,113	21,932	30,000	—
Charles F. Chesney	2003	117,010	—	150,000	—
Executive Vice President, Secretary	2002	152,113	—	25,000	—
and Chief Technology Officer	2001	148,562	20,872	30,000	—
James S. Murphy	2003	107,815	—	150,000	—
Senior Vice President, Finance and	2002	140,160	—	25,000	—
Administration and Chief Financial	2001	140,160	20,800	30,000	—
Officer

     The following table provides information about stock option grants made during the fiscal year ended June 30, 2003 to each of the Named Executive Officers.

Option Grants In Fiscal Year 2003

	Number of	Percent of Total
	Securities	Options Granted to
	Underlying	Employees in Fiscal	Exercise or Base
Name	Options Granted	Year	Price ($/Share)	Expiration Date

Greg H. Guettler	150,000	27.4%	$0.18/share	5/29/2013
Charles F. Chesney	150,000	27.4%	$0.18/share	5/29/2013
James S. Murphy	150,000	27.4%	$0.18/share	5/29/2013

     The following table summarizes stock option exercises during the fiscal year ended June 30, 2003 and the total number of options held as of June 30, 2003 by the Named Executive Officers.

Aggregated Option Exercises in Fiscal Year 2003 and
Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at June 30, 2003		at June 30, 2003(1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Greg H. Guettler	—	—	349,428	30,000	$22,500	$0
Charles F. Chesney	—	—	517,474	15,000	22,500	0
James S. Murphy	—	—	308,124	0	22,500	0

(1)	The values have been calculated based on the closing sale price for our common stock as of June 30, 2003 of $0.33 per share (before payment of applicable income taxes).

Employment Agreements

     We do not yet have an employment agreement with Mr. Mark N. Schwartz, our Chief Executive Officer. In connection with the Unit Placement, we have agreed to enter into a one-year employment agreement with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board. We anticipate that the employment agreement with Mr. Schwartz will be finalized in the near term. Pursuant to the employment agreement, Mr. Schwartz will be provided a monthly salary of $6,000 cash. In addition, we will issue Mr. Schwartz $14,000 in equity-based compensation (common stock or Series A Preferred Stock) each month. During each of the first six months of his employment, we will issue Mr. Schwartz 100,000 shares of our common stock. However, if the Amendment is not approved on or before December 26, 2003, at the Annual Meeting or otherwise, we will issue Mr. Schwartz 8,333.33 ($14,000 divided by $1.68) shares of our Series A Preferred Stock for each month, instead of the common stock compensation described in the preceding sentence. During each of the last six months of his employment, again depending upon whether the Amendment is adopted, we will issue Mr. Schwartz either a number of shares of common stock equal to $14,000 divided by the average of the closing bid price for our common stock on each of the trading days during the preceding month or a number of shares of our Series A Preferred Stock determined by dividing $14,000 by the fair market value of the Series A Preferred Stock as such value is reasonably determined by our Board of Directors.

     On December 22, 1999, we entered into employment agreements with Charles F. Chesney, Greg H. Guettler and James S. Murphy, each with a two (2) year term. Charles F. Chesney serves as our Executive Vice President, Chief Technology Officer and until August 29, 2003, served as our Secretary. Greg H. Guettler serves as our President. James S. Murphy serves as our Senior Vice President, Finance and Administration and Chief Financial Officer. These employment agreements have expired by their terms and, therefore, such employees are employed at-will by us.

     On March 28, 2001, we entered into an employment agreement with E. Paul Maloney with a two (2) year term. Pursuant to the agreement, Mr. Maloney served as our Vice President, Engineering with a base salary of $140,000. As part of our cash conservation plan, Mr. Maloney agreed to receive half his salary in cash commencing December 23, 2002 through May 21, 2003. Mr. Maloney resigned as our Vice President, Engineering on May 21, 2003. The agreement contains non-compete and confidentiality provisions which prohibit Mr. Maloney from disclosing our confidential information and competing with us or soliciting our employees for a period of one year after the termination of his employment with us.

Compensation of Directors

     Members of our Board of Directors receive no cash compensation for such service. No option grants have been made with respect to service in fiscal year 2003 and no cash compensation has been paid for fiscal 2003 service.

     For board service in fiscal year 2002, we followed our historical option-based compensation policy: each newly appointed or elected non-employee director will be granted a ten-year option, vesting over four years, for 20,000 shares of our common stock; each non-employee director will be granted a ten-year option for 3,000 shares of our common stock at the end of each year of service, vested as of the date of grant; and the Chairman of our Board of Directors will be granted an additional ten-year option for 1,000 shares of our common stock at the end of each year of service, vested as of the date of grant. All stock options will have an exercise price of the fair market value of our common stock on the date of grant. For service in fiscal year 2002, Mr. Brimmer and Dr. Cohn, our non-employee directors, were each granted an option to purchase 3,000 shares of our common stock at an exercise price of $0.43 per share and as the Chairman of the Board of Directors during fiscal 2002, Mr. Brimmer was granted an additional option for 1,000 shares of our common stock. These stock options were granted on December 10, 2002 at an exercise price equal to $0.43 per share, the fair market value of our common stock on the date of grant. All options to these non-employee directors during fiscal year 2002 were granted under the terms and conditions as described above consistent with our historical option-based compensation policy.

     In the future, each non-employee director will be granted a non-qualified five-year stock option to purchase 100,000 shares of our common stock for each year of service. This option will be granted at the commencement of each year and will vest in full on the first anniversary of the date of grant, provided that the director continues to serve as our director on such date. The first stock options to be granted to non-employee directors following the Unit Placement will have an exercise price of $0.25 per share. The exercise price of future stock option grants will be determined by our Board of Directors. If the Amendment is not approved by our shareholders at the Annual Meeting or otherwise within 120 days of the closing date of the Unit Placement, then we will immediately adopt a Preferred Stock Option Plan, pursuant to which we will immediately grant each non-employee director options to purchase 8,333 shares of the Series A Preferred Stock for each year of service at an exercise price of $1.68 per share, subject to adjustment.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Agreements and Proxies

     The following section describes certain proxy and voting arrangements which were entered into in connection with our Unit Placement and the closing of the Conversion Agreement. A detailed description of the Unit Placement, Conversion Agreement, the terms of the proxies and obligations with respect to the voting of our securities and certain capitalized terms used in this section can be found under the heading “Change of Control and Unit Placement” in our Annual Report on Form 10-KSB for the year ended June 30, 2003.

     In connection with the Unit Placement, we have agreed to seek the approval of our shareholders of an amendment to our Articles of Incorporation increasing the number of shares of common stock authorized to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock) (the “Amendment”). In connection with the closing of the Unit Placement, we agreed to call a meeting of our shareholders and to obtain the approval of our shareholders of the Amendment within 120 days of the final closing of the Unit Placement. The Series A Preferred Stock and common stock purchase warrants issued in the Unit Placement may not be converted or exercised, respectively, until such time, if ever, as the Amendment is approved.

     Irrevocable proxies representing the 296,674 shares of our common stock held by Kenneth W. Brimmer, Dr. Charles F. Chesney, Dr. Jay N. Cohn, Greg H. Guettler and James S. Murphy prior to the Unit Placement have been given to Messrs. Brimmer and Guettler to vote in favor of the election of Dr. Steven Gerber, Larry Leitner, Mark N. Schwartz and Alan Stern to our Board of Directors, and to vote in favor of the Amendment.

     Investors in the Unit Placement acquired 9,318,866 shares of our common stock and 585,980 shares of our Series A Preferred Stock. In connection with the Unit Placement, these investors entered into a Voting Agreement obligating them to vote in favor of certain matters presented at the Annual Meeting, namely:

•	To cause and maintain a Board of Directors composed of seven members;

•	To cause and maintain the election to our Board of the four (4) directors nominated by Mark N. Schwartz;

•	To cause the election of Greg H. Guettler to our Board; and

•	In favor of the Amendment.

     To effectuate certain of the covenants of the Voting Agreement, each investor executed a proxy in favor of Mark N. Schwartz with respect to all shares of Stock owned by such Investor. In addition to granting Mr. Schwartz the proxy to vote the shares on the foregoing matters, the proxy also grants Mr. Schwartz the right to vote the Stock in his discretion on other matters.

     Under the Voting Agreement, irrevocable proxies representing the 9,318,866 shares of our common stock and 585,980 shares of our Series A Preferred Stock issued in the Unit Placement have been given to Mr. Schwartz to vote in favor the election of Greg H. Guettler to our Board of Directors, and to vote in favor of the Amendment. Irrevocable proxies representing the 3,238,767 shares of common stock issued under the Conversion Agreement have also been given to Mr. Schwartz to vote in favor of the Amendment. The proxies given to Mr. Schwartz by investors in the Unit Placement also grant Mr. Schwartz the power to vote in his discretion on the other matters to be voted upon at the Annual Meeting and proxies given to Mr. Schwartz in connection with the Conversion

Agreement grant Mr. Schwartz the power to vote in his discretion on the other matters presented at the Annual Meeting provided that such matters do not adversely affect the rights of the shareholders giving such proxy.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of each class of our voting securities: (a) our common stock, (b) our Series A Preferred Stock, each share of which represents 12 votes, and (c) the votes entitled to be cast by our common stock and Series A Preferred Stock, together as a class (shown in the table as the “Combined” class) which is calculated with each share of Series A Preferred Stock entitled to 12 votes.

     Beneficial ownership is shown as of the Record Date for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the U.S. Securities and Exchange Commission and our knowledge of the issuances by us in connection with the Unit Placement and the Conversion Agreement, (ii) each of our directors, (iii) our President and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2003 (the “Named Executive Officers”) and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

					Shares Acquirable
				Shares Presently	Within 60 Days		Percentage of Class
				Acquirable	Assuming Approval		Beneficially
Beneficial Owner	Class	Shares		Within 60 Days(1)	of Amendment (2)	Total	Owned

A Group Granting Proxies	Common	12,935,833		0	47,908,673	60,844,506	85.9%
to Mark N. Schwartz (3)	Preferred	585,980		1,464,975	0	2,050,955	100.0%
	Combined	19,967,593		17,579,700	23,297,213	60,844,506	85.9%

A Group Granting Proxies	Common	296,674		0	1,768,747	2,065,421	8.4%
to Kenneth W. Brimmer and	Preferred	0		0	0	0	*
Greg H. Guettler (4)	Combined	296,674		0	1,768,747	2,065,421	6.5%

Mark N. Schwartz (5)	Common	407,117	(6)	0	2,092,993	2,500,110	10.0%
	Preferred	25,600	(6)	64,000	0	89,600	13.8%
	Combined	714,317	(6)	768,000	1,017,793	2,500,110	7.9%

Larry Leitner (5)	Common	627,117	(6)	0	2,092,993	2,720,110	10.9%
	Preferred	25,600	(6)	64,000	0	89,600	13.8%
	Combined	934,317	(6)	768,000	1,017,793	2,720,110	8.6%

Alan Stern (5)	Common	687,436	(6)	0	2,720,827	3,408,263	13.3%
	Preferred	33,279	(6)	83,199	0	116,478	17.4%
	Combined	1,086,784	(6)	998,388	1,323,091	3,408,263	10.6%

Steven Gerber (5)	Common	101,780	(6)	0	523,250	625,030	2.7%
	Preferred	6,400	(6)	16,000	0	22,400	3.7%
	Combined	178,580	(6)	192,000	254,450	625,030	2.1%

Greg H. Guettler (5) (7)	Common	25,000	(8)	0	379,438	404,438	1.7%
	Preferred	0		0	0	0	*
	Combined	25,000	(8)	0	379,438	404,438	1.3%

Charles F. Chesney (7)	Common	59,000	(8)	0	532,474	591,474	2.5%
	Preferred	0		0	0	0	*
	Combined	59,000	(8)	0	532,474	591,474	1.9%

					Shares Acquirable
				Shares Presently	Within 60 Days		Percentage of Class
				Acquirable	Assuming Approval		Beneficially
Beneficial Owner	Class	Shares		Within 60 Days(1)	of Amendment (2)	Total	Owned

James S. Murphy (7)	Common	196,492	(9)	0	1,040,676	1,237,168	5.2%
	Preferred	8,960		22,400	0	31,360	5.2%
	Combined	304,012	(9)	268,800	664,356	1,237,168	4.0%

Jay N. Cohn (5)	Common	714,850	(10)	0	3,608,703	4,323,553	16.3%
	Preferred	38,400		96,000	0	134,400	19.7%
	Combined	1,175,650	(10)	1,152,000	1,995,903	4,323,553	13.1%

Kenneth W. Brimmer (5)	Common	196,992	(11)	0	812,052	1,009,044	4.2%
	Preferred	8,960		22,400	0	31,360	5.2%
	Combined	304,512	(11)	268,800	435,732	1,009,044	3.3%

Stanley M. Finkelstein, Ph.D.	Common	54,383		257,688	0	312,071	1.3%
Health Informatics Division,	Preferred	0		0	0	0	*
Box 609UMHC	Combined	54,383		257,688	0	312,071	1.0%
420 Delaware Street S.E.,
Minneapolis, MN 55455

A group consisting of Alpha	Common	3,238,767	(12)	250,000	0	3,488,767	15.0%
Capital Aktiengesellschaft,	Preferred	0		0	0	0	*
Stonestreet Limited	Combined	3,238,767	(12)	250,000	0	3,488,767	11.5%
Partnership and Ellis Enterprises Ltd.

All Officers and Directors as	Common	3,015,784	(13)	0	13,803,406	16,819,190	45.8%
a Group (9 persons)	Preferred	147,199		367,999	0	515,198	54.0%
	Combined	4,782,172	(13)	4,415,988	7,621,030	16,819,190	40.0%

All shares in each class noted below are also included in the shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz":

Marten S. Hoekstra	Common	1,017,761		0	5,232,331	6,250,092	22.2%
Zellerstrasse 62	Preferred	63,998		159,996	0	223,994	30.0%
8038 Zurich	Combined	1,785,737		1,919,952	2,544,403	6,250,092	18.2%
Switzerland

Roland Isaacson	Common	455,955		0	2,344,076	2,800,031	11.1%
P.O. Box 542	Preferred	28,671		71,678	0	100,349	15.3%
Big Lake, MN 55309	Combined	800,007		860,136	1,139,888	2,800,031	8.8%

Michael Kest	Common	407,117		0	2,092,993	2,500,110	10.0%
5150 Overland Avenue	Preferred	25,600		64,000	0	89,600	13.8%
Culver City, CA 90230	Combined	714,317		768,000	1,017,793	2,500,110	7.9%

Thomas L. Lyda	Common	244,271		0	1,255,798	1,500,069	6.2%
6717 Stockwell Drive	Preferred	15,360		38,400	0	53,760	8.6%
Colorado Springs, CO 80922	Combined	428,591		460,800	610,678	1,500,069	4.8%

Richard J. Agar	Common	227,986		0	1,172,090	1,400,076	5.8%
13700 Watertower Circle	Preferred	14,336		35,841	0	50,177	8.1%
Plymouth, MN 55441	Combined	400,018		430,092	569,966	1,400,076	4.5%

Howard Dahl	Common	227,986		0	1,172,090	1,400,076	5.8%
2308 - 27th Avenue S	Preferred	14,336		35,841	0	50,177	8.1%
Fargo, ND 58103	Combined	400,018		430,092	569,966	1,400,076	4.5%

Jonathan G. Foss	Common	227,986		0	1,172,090	1,400,076	5.8%
19765 Chartwell Hill	Preferred	14,336		35,841	0	50,177	8.1%
Shorewood, MN 55331	Combined	400,018		430,092	569,966	1,400,076	4.5%

				Shares Acquirable
			Shares Presently	Within 60 Days		Percentage of Class
			Acquirable	Assuming Approval		Beneficially
Beneficial Owner	Class	Shares	Within 60 Days(1)	of Amendment (2)	Total	Owned

Peter L. Hauser	Common	227,986	0	1,172,090	1,400,076	5.8%
16913 Kings Court	Preferred	14,336	35,841	0	50,177	8.1%
Lakeville, MN 55044	Combined	400,018	430,092	569,966	1,400,076	4.5%

Patricia P. & Donald P. Maietta	Common	227,986	0	1,172,090	1,400,076	5.8%
4525 White Bear Parkway	Preferred	14,336	35,841	0	50,177	8.1%
White Bear Lake, MN 55110	Combined	400,018	430,092	569,966	1,400,076	4.5%

James K. Cummings	Common	203,559	0	1,046,499	1,250,058	5.2%
Living Trust	Preferred	12,800	32,000	0	44,800	7.2%
16043 Temecula Street	Combined	357,159	384,000	508,899	1,250,058	4.1%
Pacific Palisades, CA 90272

Mark S. Karlan	Common	203,559	0	1,046,499	1,250,058	5.2%
600 Alma Real Drive	Preferred	12,800	32,000	0	44,800	7.2%
Pacific Palisades, CA 90272	Combined	357,159	384,000	508,899	1,250,058	4.1%

Jon Wanzek	Common	203,559	0	1,046,499	1,250,058	5.2%
3420 River Drive	Preferred	12,800	32,000	0	44,800	7.2%
Fargo, ND 58104	Combined	357,159	384,000	508,899	1,250,058	4.1%

Weinstein Family Trust	Common	203,559	0	1,046,499	1,250,058	5.2%
1640 - 5th Street, Suite 112	Preferred	12,800	32,000	0	44,800	7.2%
Santa Monica, CA 90401	Combined	357,159	384,000	508,899	1,250,058	4.1%

Robert Vito Nicastro, Jr.	Common	146,563	0	753,493	900,056	3.8%
230 Maple Street	Preferred	9,216	23,041	0	32,257	5.3%
West Roxbury, MA 02132	Combined	257,155	276,492	366,409	900,056	2.9%

Keith V. Enrooth	Common	142,491	0	732,548	875,039	3.7%
502 River Street	Preferred	8,960	22,400	0	31,360	5.2%
Minneapolis, MN 55401	Combined	250,011	268,800	356,228	875,039	2.9%

*	Less than 1%.

(1)	Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Except as noted, represents shares of common stock underlying the Series A Preferred Stock and warrants to purchase common stock issued in the Unit Placement which will become acquirable if the Amendment approved. The Series A Preferred Stock and common stock purchase warrants issued in the Unit Placement may not be converted or exercised, respectively, until such time, if ever, as the Amendment is approved. With respect to Messrs. Guettler, Chesney, Murphy, Cohn and Brimmer, also includes the following number of shares of common stock underlying options subject to a Reservation Agreement as described in our Annual Report on Form 10-KSB for the year ended June 30, 2003 under “Change of Control and Unit Placement– Reservation Agreement” which will become acquirable if the Amendment is approved: 379,428 shares, Greg H. Guettler; 532,474 shares, Charles F. Chesney; 308,124 shares, James S. Murphy; 469,211 shares, Jay N. Cohn; and 79,500 shares, Kenneth W. Brimmer.

(3)	Irrevocable proxies representing the 9,318,866 shares of our common stock and 585,980 shares of our Series A Preferred Stock issued in the Unit Placement (as described under “Change of Control and Unit Placement”) have been given to Mark N. Schwartz and will be voted in the manner described above under “Voting Agreement and Proxies.”

(4)	Irrevocable proxies representing these 296,674 shares of common stock have been given to Messrs. Brimmer and Guettler and will be voted in the manner described above under “Voting Agreement and Proxies.”

(5)	Director.

(6)	Except as noted with respect to 220,000 shares of common stock held by Mr. Leitner and 158,200 shares of common stock held by Mr. Stern (which shares are also represented in the Combined shares of each person), all amounts are also shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(7)	Named Executive Officer.

(8)	Also included in shares shown as beneficially owned by “A Group Granting Proxies to Kenneth W. Brimmer and Greg H. Guettler.”

(9)	142,492 of these shares beneficially owned by Mr. Murphy are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz,” and the remaining 54,000 are also included in shares shown as beneficially owned by “A Group Granting Proxies to Kenneth W. Brimmer and Greg H. Guettler.”

(10)	610,676 of these shares beneficially owned by Dr. Cohn are also included in shares shown as beneficially owned by “A Group Granting proxies to Mark N. Schwartz,” and the remaining 104,174 are also included in shares shown as beneficially owned by “A Group Granting Proxies to Kenneth W. Brimmer and Greg H. Guettler.”

(11)	142,492 of these shares beneficially owned by Mr. Brimmer are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz,” and the remaining 54,500 are also included in shares shown as beneficially owned by “A Group Granting Proxies to Kenneth W. Brimmer and Greg H. Guettler.”

(12)	3,238,767 shares with respect to this group are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(13)	Shares shown are included in the amounts beneficially owned by “A Group Granting Proxies to Mark N. Schwartz” by class as follows: 2,719,110 shares of common stock, 147,199 shares of Series A Preferred Stock, and 4,485,498 shares of our common stock and Series A Preferred Stock, together as a class. The remainder of the shares shown, 296,674 shares of common stock, are included in the amounts beneficially owned by “A Group Granting Proxies to Kenneth W. Brimmer and Greg H. Guettler.”

ITEM 12. Certain Relationships and Related Transactions

     See “Change of Control and Unit Placement” for a description of the Unit Placement and related transactions with our current officers, directors and director nominees.

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

     On June 11, 2001, we entered into an employment agreement with Ronald J. Cacicia with a one-year term. Under that agreement, Mr. Cacicia was to serve as our Vice President, Sales and Marketing and receive a base salary of $120,000. The agreement provided for increases to the base salary based upon performance, as well as bonus and incentive payments and the opportunity to receive stock options for the purchase of our common stock. Further, the agreement had non-compete and confidentiality provisions that prohibited Mr. Cacicia from disclosing our confidential information and from competing with us or soliciting our employees for a period of one year following the termination of the employment relationship. If the agreement was terminated without cause before the one-year term expired, we would be obligated to continue making base salary payments until the expiration of the agreement or for a period of six months, whichever is less. Upon a change of control which leads to termination of employment for reasons other than “for cause” or “good reason,” we would be obligated to pay a severance payment based upon the base salary. Mr. Cacicia ceased serving as our Vice President, Sales and Marketing effective August 15, 2001.

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

     On August 28, 1998, our Board of Directors agreed to amend Dr. Cohn’s consulting agreement. Under the amended consulting agreement, Dr. Cohn performed marketing, sales and public relations activities. As consideration for such additional services, we granted to Dr. Cohn an option to purchase 100,000 shares of common stock under our 1998 Stock Option Plan, with an exercise price equal to $3.656 per share (which was the fair market value of the common stock on the date of grant). The option vested in three equal annual installments commencing on the date of grant. The consulting agreement was extended through August 2001.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Document	Incorporated By Reference To:
3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on
Form SB-2 (File No. 333-53025) filed on May 19, 1998
(the “1998 Registration Statement”)

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.

3.3	Articles of Amendment of Incorporation dated	Exhibit 3.3 of the Company’s 1998 Registration Statement.
June 2, 1998

4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Specimen of Redeemable Class B Warrant	Exhibit 4.6 of Registration Statement on Form S-3 (File
	Certificate	No. 333-53200) as dated January 4, 2001 and as
subsequently amended.

4.3	Amended and Restated Class B Warrant	Exhibit 4.1 of the Current Report on Form 8-K dated
	Agreement dated as of September 27, 2002 by	September 27, 2002.
and between Hypertension Diagnostics, Inc.
and Mellon Investor Service, LLC as Warrant
Agent.

4.4	Amendment No. 1 dated October 17, 2002 to	Exhibit 4.2 of Current Report on Form 8-K dated October
	Amended and Restated Class B Warrant	17, 2002.
Agreement between Hypertension Diagnostics,
Inc. and Mellon Investor Services, LLC.

4.5	Form of Warrant Expiring July 2, 2004 issued	Exhibit 4.2 of the Registration Statement on Form S-3
	in connection with Consulting Agreement dated	(File No. 333-72118)
as of July 9, 2001 between Hypertension
Diagnostics, Inc. and Redwood Consultants,
LLC.

4.6	Subscription Agreement dated as of March 27,	Exhibit 10.1 of the Current Report on Form 8-K dated
	2002 by and between Hypertension Diagnostics,	March 27, 2002.
Inc. and the subscribers thereto.

4.7	Form of 8% Convertible Note due March 27, 2005	Exhibit 10.2 of the Current Report on Form 8-K dated
March 27, 2002.

4.8	Form of Common Stock Purchase Warrant issued	Exhibit 10.3 of the Current Report on Form 8-K dated
	in connection with Subscription Agreement	March 27, 2002.
dated March 27, 2002.

4.9	Form of Warrant issued to Hyperion Holdings,	Exhibit 10.4 of the Registration Statement on Form S-3
	LLC	(File No. 333-86658)

4.10	Form of Warrant issued in connection with	Exhibit 10.5 of the Registration Statement on Form S-3
	Engagement Letter dated November 8, 2001 by	(File No. 333-86658)
and between the Company and Hyperion Partners
Corp.

No.	Document	Incorporated By Reference To:
4.11	Certificate of Designation, Preferences and Rights of	Exhibit 4.1 of the Company’s Current Report on Form 8-K
	Series A Convertible Preferred Stock	dated August 28, 2003 (the “August 8-K”)

4.12	Form of Securities Purchase Agreement dated as of	Exhibit 4.2 of the August 8-K.
August 28, 2003 among Hypertension Diagnostics,
Inc. and the Unit Investor parties thereto.

4.13	Form of Common Stock Warrant originally issued	Exhibit 4.7 of the August 8-K.
August 28, 2003.

4.14	Form of Preferred Stock Purchase Warrant	Exhibit 4.6 of the August 8-K.
originally issued August 28, 2003.

4.15	Registration Rights Agreement dated as of	Exhibit 4.4 of the August 8-K.
August 28, 2003 among Hypertension Diagnostics,
Inc. and the Purchaser parties thereto.

4.16	Shareholders’ Agreement dated as of August 28,	Exhibit 4.5 of the August 8-K.
2003 by and among Hypertension Diagnostics, Inc.
and the holders of Hypertension Diagnostics, Inc.
Series A Convertible Preferred Stock.

4.17	Voting Agreement dated as of August 28, 2003 by	Exhibit 4.3 of the August 8-K.
and among the holders of Hypertension Diagnostics,
Inc. Series A Convertible Preferred Stock.

4.18	Form of Irrevocable Proxy executed in connection	Exhibit 4.8 of the August 8-K.
with the Securities Purchase Agreement dated as of
August 28, 2003.

4.19	Reservation Agreement dated as of August 4, 2003	Exhibit 4.9 of the August 8-K.
by and among Hypertension Diagnostics, Inc.,
Kenneth W. Brimmer, Charles F. Chesney, Jay N.
Cohn, Greg H. Guettler and James S. Murphy.

4.20	Form of Irrevocable Proxy dated August 4, 2003	Exhibit 4.10 of the August 8-K.
executed by Messrs. Brimmer, Cohn, Guettler,
Murphy and Dr. Chesney.

4.21	Conversion and Voting Agreement, dated as of	Exhibit 4.11 of the August 8-K.
August 1, 2003 between the Company Alpha Capital
Aktiengesellschaft, Stonestreet Limited Partnership
and Ellis Enterprises Ltd.

4.22	Form of Irrevocable Proxy executed by Holders of	Exhibit 4.12 of the August 8-K.
8% Convertible Notes

10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock	Exhibit 10.3 of the Company’s 1998 Registration Statement.
Option Plan *

10.4	Research and License Agreement between the	Exhibit 10.4 of the Company’s 1998 Registration Statement.
Company and the Regents of the University of
Minnesota, dated September 23, 1998

No.	Document	Incorporated By Reference To:
10.5	Amended Consulting Agreement between Jay N	Exhibit 10.14 of the Company’s Form 10-QSB for the quarter
	Cohn, M.D. and the Company, dated effective	ended December 31, 1998.
August 31, 1998

10.6	Office Lease Agreement, dated as of October 24,	Exhibit 10.11 of the Company’s 1998 Registration Statement.
1997

10.7	Manufacturing Services Agreement between Apollo	Exhibit 10.13 of the Company’s 1998 Registration Statement.
Research Corporation and the Company, dated May
14, 1998

10.8	Employment Agreement between Charles F	Exhibit 10.18 of the Company’s Form 10-QSB for the quarter
	Chesney, D.V.M., Ph.D, R.A.C. and the Company,	December 31, 1999.
ended dated December 22, 1999 *

10.9	Employment Agreement between Greg H. Guettler	Exhibit 10.19 of the Company’s Form 10-QSB for the quarter
	and the Company, dated December 22, 1999 *	ended December 31, 1999.

10.10	Employment Agreement between James S. Murphy	Exhibit 10.20 of the Company’s Form 10-QSB for the quarter
	and the Company, dated December 22, 1999 *	ended December 31, 1999.

10.11	First Amendment to Office Lease Agreement, dated	Exhibit 10.21 of the Company’s Annual Report on Form 10-KSB
	as of July 31, 2000	for the year ended June 30, 2001.

10.12	Employment Agreement between E. Paul Maloney	Exhibit 10.22 of the Company’s Annual Report on Form 10-KSB
	and the Company, dated March 28, 2001 *	for the year ended June 30, 2001.

10.13	Consulting Agreement dated July 9, 2001 by and	Exhibit 10.1 of the Registration Statement on Form S-3 (File No.
	between the Company and Redwood Consultants, LLC	333-72118)

10.14	Letter Agreement dated February 21, 2001 by and	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB
	between Hypertension Diagnostics, Inc. and Apollo	for the year ended June 30, 2003.
Research Corporation, M. Terry Riggs and Randy
Thorton

31.1	Certification of Chief Executive Officer pursuant to	Filed Herewith.
13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to	Filed Herewith.
13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

* Indicates a management contract or compensatory plan or arrangement

(b) Reports

During the quarter ended June 30, 2003, the Company furnished a Current Report on Form 8-K dated May 15, 2003 disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2003.

ITEM 14. Principal Accountant Fees and Services.

Not yet required.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ

MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated: October 28, 2003

     In accordance with the requirements of the Exchange Act, this Amendment No. 1 to Annual Report has been signed below on behalf of the registrant and in the capacities indicated on October 28, 2003.

Signature	Title

/s/ MARK N. SCHWARTZ Mark N. Schwartz	Chairman of the Board of Directors, Chief Executive Officer (Principal executive officer)

/s/ LARRY LEITNER* Larry Leitner	Director

/s/ ALAN STERN* Alan Stern	Director

/s/ STEVEN GERBER* Steven Gerber	Director

/s/ KENNETH W. BRIMMER* Kenneth W. Brimmer	Director

/s/ GREG H. GUETTLER* Greg H. Guettler	President, Secretary, and Director

/s/ JAY N. COHN* Jay N. Cohn	Director

/s/ JAMES S. MURPHY James S. Murphy	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal financial officer)

*By: /s/ JAMES S. MURPHY Attorney-In-Fact