Form 10QSB
period 2003-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2003-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Yes ☒	No ☐

The number of shares of Common Stock outstanding as of October 31, 2003 was 22,940,390.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	September 30,	June 30,
	2003	2003

Assets
Current Assets:
Cash and cash equivalents	$1,758,409	$90,335
Accounts receivable	96,208	124,351
Interest receivable	17,345	14,710
Inventory	276,206	333,241
Prepaids and other current assets	70,055	39,876

Total Current Assets	2,218,223	602,513
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,252,949	1,222,169
Less accumulated depreciation	(776,016)	(722,712)

	494,135	516,659
Prepaid Offering Expenses	—	29,002
Other Assets	6,730	6,730

Total Assets	$2,719,088	$1,154,904

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$272,023	$101,821
Accrued payroll and payroll taxes	266,854	251,773
Convertible notes payable	—	481,492
Deferred revenue	68,297	153,553
Other accrued expenses	31,281	43,910

Total Current Liabilities	638,455	1,032,549
Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000 Issued and outstanding shares—585,980 and -0- at September 30, 2003 and June 30, 2003, respectively	5,860	—
Common Stock, $.01 par value:
Authorized shares—25,000,000 Issued and outstanding shares—22,938,890 and 10,291,088 at September 30, 2003 and June 30, 2003, respectively	229,388	102,911
Additional paid-in capital	23,713,871	21,429,844
Accumulated deficit	(21,867,585)	(21,410,400)

Total Shareholders’ Equity	2,080,633	122,355

Total Liabilities and Shareholders’ Equity	$2,719,088	$1,154,904

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended
	September 30

	2003	2002

Revenue:
Equipment sales	$73,745	$28,700
Equipment rental	89,896	72,945
Service/contract income	85,257	17,417

	248,898	119,062
Cost of Sales	46,493	15,730

Gross Profit	202,405	103,332
Expenses:
Selling, general and administrative	615,474	997,193

Total Expenses	615,474	997,193

Operating Loss	(413,069)	(893,861)
Other Income (Expense):
Interest income	6,069	6,629
Interest expense	(50,185)	(89,519)

Net Loss	$(457,185)	$(976,751)

Basic and Diluted Net Loss per Share	$(0.3)	(.14)
Weighted Average Shares Outstanding	14,876,805	6,768,162

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Three Months Ended
	September 30

	2003	2002

Operating Activities:
Net loss	$(457,185)	$(976,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	—	150,000
Depreciation	53,304	54,890
Amortization	—	1,700
Amortization of debt discount	48,531	62,798
Interest expense — converted to Common Stock	11,956	7,843
Change in operating assets and liabilities:
Accounts receivable	28,143	200,289
Interest receivable	(2,635)	(2,392)
Inventory	26,256	5,943
Prepaids and other current assets	(1,177)	(42,163)
Accounts payable	170,202	(21,621)
Accrued payroll and payroll taxes	15,081	31,636
Deferred revenue	(85,256)	(17,416)
Other accrued expenses	(12,629)	(39,944)

Net cash used in operating activities	(205,409)	(585,188)
Financing Activities:
Issuance of Preferred and Common Stock	1,873,483	—

Net cash provided by financing activities	1,873,483	—

Net increase (decrease) in cash and cash equivalents	1,668,074	(585,188)
Cash and cash equivalents at beginning of period	90,335	1,824,238

Cash and cash equivalents at end of period	$1,758,409	$1,239,050

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$541,980	$337,340

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements

September 30, 2003

1.	Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004. The June 30, 2003 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2003. The policies described in that report are used for preparing quarterly reports.

2.	Unit Placement

     On August 28, 2003, the Company completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is the Company’s Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and warrants as follows:

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of the Series A Preferred Stock at an exercise price of $2.04 per share.

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of the Series A Preferred Stock at an exercise price of $2.64 per share.

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share.

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
September 30, 2003

2.	Unit Placement (Continued)

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

     If the Proposal is not approved within 120 days of the final closing of the Unit Placement, that is, on or before December 26, 2003, the following events will occur:

•	The Company has authorized a twelve-to-one forward stock split of the Series A Preferred Stock and a proportional increase in the authorized Series A Preferred Stock, which will become effective immediately and automatically;

•	The common stock purchase warrants issued in the Unit Placement shall automatically convert to the right to purchase one-twelfth (1/12) of one share of the Series A Preferred Stock for each share of common stock, and the exercise price of each share issuable upon exercise of such warrants shall automatically increase by a multiple of 12;

•	The registration rights relating to the common stock sold or underlying other securities sold in the Unit Placement will become registration rights with respect to the Series A Preferred Stock;

•	The Series A Preferred Stock will accrue a cumulative and compounding dividend, payable in arrears, equal to 11% per year from the date of issuance to the date of payment; and

•	All common stock-based compensation payable to Mr. Mark N. Schwartz, the Company’s Chief Executive Officer, will be payable in shares of Series A Preferred Stock.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
September 30, 2003

2.	Unit Placement (Continued)

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
September 30, 2003

2.	Unit Placement (Continued)

Other Transaction Documents

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

3.	Stock Based Compensation

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

     The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with FASB 123, the net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts for the three months ended September 30, 2003 and September 30, 2002:

	Three Months Ended September 30

	2003	2002

Net Loss:
As Reported	$(457,185)	$(976,751)
Pro Forma	(504,341)	(1,029,351)

Basic and Diluted Net Loss per Share:
As Reported	$(.03)	$(0.14)
Pro Forma	$(.03)	$(0.15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2003 Annual Report on Form 10-KSB, as amended, under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; our lack of authorized common stock to issue all securities in the Unit Placement; the control exercised by the Schwartz Group; if the Proposal is not approved, holders of our common stock will be adversely affected; existing shareholders will suffer dilution as a result of the Unit Placement; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report. In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

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

Results of Operations

     As of September 30, 2003, we had an accumulated deficit of ($21,867,585), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of September 30, 2003, we have cash and cash equivalents of $1,758,409. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next fifteen months following September 30, 2003.

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$248,898	$73,745	$89,896	$85,257
Cost of Sales	46,493	13,026	21,766	11,701

Gross Profit	$202,405	$60,719	$68,130	$73,556

	Three Months Ended September 30, 2002

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$119,062	$28,700	$72,945	$17,417
Cost of Sales	15,730	5,785	9,945	—

Gross Profit	$103,332	$22,915	$63,000	$17,417

     Total Equipment Sales Revenue for the three months ended September 30, 2003 was $73,745, compared to $28,700 for the three months ended September 30, 2002. Revenue relating to international equipment sales was $51,495 for the three months ended September 30, 2003 and $9,950 for the three months ended September 30, 2002. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-patient-tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

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

     For the three months ended September 30, 2003, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $89,896. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the three months ended September 30, 2003, Service/Contract Income was $85,257. Of this amount, $17,417 pertains to a service warranty contract with a customer who purchased certain CR-2000 Research Systems from us. The balance, $67,840, represents contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

     Total expenses for the three months ended September 30, 2003 were $615,474, compared to $997,193 for the three months ended September 30, 2002. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30

	2003	2002

Wages, related expenses and benefits	$136,746	$233,754
Patents and related expenses	8,291	22,115
Outside consultant	21,746	178,613
Rent (building/equipment) and utilities	24,554	25,645
Insurance-general and directors/officers liability	16,654	23,455
Selling, marketing and promotion, including applicable wages	193,486	305,708
Legal and audit/accounting fees	106,246	68,977
Royalties	4,909	3,049
Depreciation and amortization	31,538	46,644
Convertible debt private placement expenses	—	11,053
Other-general and administrative	71,304	78,180

Total selling, general and administrative expenses	$615,474	$997,193

     Wages, related expenses and benefits decreased from $233,754 to $136,746 for the three months ended September 30, 2002 and September 30, 2003, respectively. Our number of employees decreased from sixteen as of September 30, 2002 to thirteen as of September 30, 2003. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003.

     Outside consultants expense decreased from $178,613 for the three months ended September 30, 2002 to $21,746 for the three months ended September 30, 2003. Included in the $178,613 expense amount for the three months ended September 30, 2002 is a non-cash expense charge of $150,000 that relates to a Consulting Agreement for investor communications and public relations consulting services with HRI Consultants. In consideration for the consulting services, we issued 300,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $1.50 per share. The fair value of the issued shares and warrants was based on the agreed upon contract price of $400,000. The Consulting Agreement involved certain services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. The fair value of this agreement was expensed as services were provided.

     Selling, marketing and promotion expense decreased from $305,708 for the three months ended September 30, 2002 to $193,486 for the three months ended September 30, 2003. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002 had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices. The decrease in our number of employees accounted for most of this decrease in expenses.

     Legal and audit/accounting fees increased from $68,977 to $106,246 for the three months ended September 30, 2002 and 2003, respectively. This increase was due primarily to additional expenses incurred in connection with the filing of registration statements and other reports and communications with the U.S. Securities and Exchange Commission.

     Interest income was $6,069 and $6,629 for the three months ended September 30, 2003 and 2002, respectively.

     Interest expense was $50,185 and $89,519 for the three months ended September 30, 2003 and 2002, respectively. A further breakdown of the components of interest expense is as follows:

	Three Months Ended
	September 30

	2003	2002

Convertible Notes Payable:
8% interest on outstanding principal balances	$1,205	$26,721
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	48,531	62,798
Other — miscellaneous	449	—

Total Interest Expense	$50,185	$89,519

     Net loss was ($457,185) for the three months ended September 30, 2003, compared to a net loss of ($976,751) for the three months ended September 30, 2002. For the three months ended September 30, 2003, basic and diluted net loss per share was ($.03), based on weighted average shares outstanding of 14,876,805. For the three months ended September 30, 2002, basic and diluted net loss per share was ($.14), based on weighted average shares outstanding of 6,768,162.

Liquidity and Capital Resources

     Cash and cash equivalents had a net increase of $1,668,074 and a net decrease of ($585,188) for the three months ended September 30, 2003 and September 30, 2002, respectively. The significant elements of these changes were as follows:

			Three Months Ended September 30

Net cash used in operating activities:			2003	2002

— net loss, as adjusted for non-cash items			$(343,394)	$(699,520)
— increase (decrease) in accounts payable:	(A	)	170,202	(21,621)

- (A) This increase mainly relates to legal and audit fees regarding the following events/transactions that occurred in August 2003 and September 2003: completion of private placement offering of securities; preparation and filing of Form 10-KSB annual report for fiscal year ended June 30, 2003; preparation of informational statement for annual meeting of shareholders; and preparation and filing of amended Form 10-KSB annual report for fiscal year ended June 30, 2002.

— (decrease) in deferred revenue:	(B	)	(85,256)	(17,416)
- (B) Approximately 80% of this decrease pertains to deferred revenue recognized relating to our services contract agreement with a pharmaceutical company.
Net cash provided by financing activities:
— issuance of Preferred and Common Stock:	(C	)	1,873,483	—

- (C) On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,483. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and a series of six (6) purchase warrants.

     We have incurred operating losses and have not generated positive cash flow from operations. As of September 30, 2003, we had an accumulated deficit of $(21,867,585).

     As of September 30, 2003, we have cash and cash equivalents of $1,758,409, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating cost reductions, will allow us to fund operations for at least the next fifteen months following September 30, 2003.

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

     In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan included the reduction in the number of our employees, transitioning some employees to part-time employment status and reducing salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. While these measures reduced the rate at which we used our available cash, they have compromised, and will continue to compromise, our ability to pursue and generate placements of our CVProfilor® DO-2020 Systems and sales of our CR-2000 Research Systems. Until we increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue.

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

     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz. Net proceeds from this offering were approximately $1.87 million.

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

(b) Changes in Internal Controls over Financial Reporting.

     There have been no significant changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

     See “Item 5. Market for Common Equity and Related Stockholder Matters, Recent Sales of Unregistered Securities” of our Annual Report on Form 10-KSB for the year ended June 30, 2003 for a description of issuances of unregistered securities during the quarter ended September 30, 2003 in connection with the Unit Placement and the closing of the Conversion and Voting Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter covered by this Form 10-QSB:

•	Current Report on Form 8-K dated August 28, 2003 reporting under Item 1 an offering of units to accredited investors, with each unit consisting of shares of the Company’s common stock, Series A Convertible Preferred Stock, and a series of six (6) purchase warrants. The offering resulted in a change of control, whereby Mark N. Schwartz obtained voting control of approximately 56% of the Company’s voting securities.

•	Current Report on Form 8-K dated September 29, 2003 reporting under Item 12 the disclosure of material non-public information regarding the Company’s results of operations for the year ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ James S. Murphy

James S. Murphy
Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: November 14, 2003