Form 10QSB
period 2003-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2004-02-17
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2003

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

The number of shares of Common Stock outstanding as of January 31, 2004 was 22,940,390.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	December 31,	June 30,
	2003	2003

Assets
Current Assets:
Cash and cash equivalents	$1,078,381	$90,335
Accounts receivable	94,242	124,351
Interest receivable	19,996	14,710
Inventory, net	260,799	333,241
Prepaids and other current assets	91,996	39,876

Total Current Assets	1,545,414	602,513
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,256,950	1,222,169
Less accumulated depreciation	(824,582)	(722,712)

	449,570	516,659
Prepaid Offering Expenses	37,256	29,002
Other Assets	6,730	6,730

Total Assets	$2,038,970	$1,154,904

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$73,650	$101,821
Accrued payroll and payroll taxes	401,578	251,773
Convertible notes payable	—	481,492
Deferred revenue	—	153,553
Other accrued expenses	27,522	43,910

Total Current Liabilities	502,750	1,032,549
Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—585,980 and -0- at December 31, 2003 and June 30, 2003, respectively	5,860	—
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—22,940,390 and 10,291,088 at December 31, 2003 and June 30, 2003, respectively	229,404	102,911
Additional paid-in capital	23,713,225	21,429,844
Accumulated deficit	(22,412,269)	(21,410,400)

Total Shareholders’ Equity	1,536,220	122,355

Total Liabilities and Shareholders’ Equity	$2,038,970	$1,154,904

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31		December 31

	2003	2002	2003	2002

Revenue:
Equipment sales	$63,500	$121,688	$137,245	$150,388
Equipment rental	101,924	88,650	191,820	161,595
Service/contract income	68,297	17,416	153,554	34,833

	233,721	227,754	482,619	346,816
Cost of Sales	38,503	37,627	84,996	53,357

Gross Profit	195,218	190,127	397,623	293,459
Expenses:
Selling, general and administrative	749,375	1,034,789	1,364,849	2,031,982

Total Expenses	749,375	1,034,789	1,364,849	2,031,982

Operating Loss	(554,157)	(844,662)	(967,226)	(1,738,523)
Other Income (Expense):
Interest income	9,473	6,503	15,542	13,132
Interest expense	—	(63,170)	(50,185)	(152,689)

	9,473	(56,667)	(34,643)	(139,557)

Net Loss	$(544,684)	$(901,329)	$(1,001,869)	$(1,878,080)

Basic and Diluted Net Loss per Share	$(.02)	$(.12)	$(.05)	$(.26)
Weighted Average Shares Outstanding	22,940,145	7,416,964	18,908,475	7,091,543

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Six Months Ended
	December 31

	2003	2002

Operating Activities:
Net loss	$(1,001,869)	$(1,878,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	—	300,000
Depreciation	101,870	109,230
Amortization	—	3,400
Amortization of debt discount	48,531	104,338
Interest expense - converted to Common Stock	11,956	10,086
Change in operating assets and liabilities:
Accounts receivable	30,109	181,232
Interest receivable	(5,286)	(4,784)
Inventory	39,255	36,711
Prepaids and other current assets	(60,374)	(18,612)
Accounts payable	(28,171)	(72,677)
Accrued payroll and payroll taxes	149,805	904
Deferred revenue	(153,553)	(34,833)
Other accrued expenses	(16,388)	(12,607)

Net cash used in operating activities	(884,115)	(1,275,692)
Investing Activities:
Purchase of property and equipment	(1,592)	—

Net cash used in investing activities	(1,592)	—
Financing Activities:
Issuance of Preferred and Common Stock	1,873,753	57,400

Net cash provided by financing activities	1,873,753	57,400

Net increase (decrease) in cash and cash equivalents	988,046	(1,218,292)
Cash and cash equivalents at beginning of period	90,335	1,824,238

Cash and cash equivalents at end of period	$1,078,381	$605,946

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$541,980	$562,705

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

December 31, 2003

1. Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004. The June 30, 2003 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2003. The policies described in that report are used for preparing quarterly reports.

2. Unit Placement

     On August 28, 2003, the Company completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is the Company’s Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,383. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and warrants as follows:

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of Series A Preferred Stock at an exercise price of $2.04 per share.

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of Series A Preferred Stock at an exercise price of $2.64 per share.

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share.

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
December 31, 2003

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

     Because of the Company’s lack of sufficient authorized common stock, the Company had agreed to seek the approval of its shareholders of an amendment to its Articles of Incorporation increasing the number of shares of common stock authorized to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock) (the “Proposal”). In connection with the closing of the Unit Placement, the Company agreed to call a meeting of its shareholders and to obtain the approval of its shareholders of the Proposal within 120 days of the final closing of the Unit Placement. The Company held an Annual Meeting of Shareholders on December 3, 2003 and the shareholders approved the Proposal.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
December 31, 2003

2. Unit Placement (Continued)

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
December 31, 2003

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

     The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with FASB 123, the net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts for the three months and six months ended December 31, 2003 and December 31, 2002:

	Three Months Ended December 31		Six Months Ended December 31

	2003	2002	2003	2002

Net Loss:
As Reported	$(544,684)	$(901,329)	$(1,001,869)	$(1,878,080)
Pro Forma	(586,846)	(972,798)	(1,091,760)	(2,002,149)
Basic and Diluted Net Loss per Share:
As Reported	$(0.02)	$(0.12)	$(0.05)	$(0.26)
Pro Forma	(0.03)	(0.13)	(0.06)	(0.28)

4. Subsequent Event

     On February 9, 2004, the Company completed an additional private placement offering of 118,113 units (the “Units”) to a group of investors. Gross proceeds from this offering were $461,370. The 118,113 Units are comprised of 118,113 shares of Series A Convertible Preferred Stock, 1,878,365 shares of common stock, and warrants as follows:

•	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 118,113 shares of Series A Preferred Stock at an exercise price of $2.04 per share.

•	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,878,365 shares of common stock at an exercise price of $0.17 per share.

•	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 94,496 shares of Series A Preferred Stock at an exercise price of $2.64 per share.

•	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,502,702 shares of common stock at an exercise price of $0.22 per share.

•	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 82,686 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

•	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,314,868 shares of common stock at an exercise price of $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2003 Annual Report on Form 10-KSB, as amended, under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; existing shareholders will suffer dilution as a result of the Unit Placements; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report. In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

Overview

     We are engaged in the design; development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System.

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

     The CVProfilor® DO-2020 System was launched late in the 3rd Quarter of fiscal year 2001 (March 2001) and had its first reported revenue in the 1st Quarter of fiscal year 2002, which ended September 30, 2001. Reductions in comparative revenue between fiscal year 2002 and fiscal year 2003 relate to our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with physician use of our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002. Although we are attempting to maintain a balance in marketing the HDI/PulseWave™ CR-2000 on a capital sales basis with the CVProfilor® DO-2020 on a “per-patient-tested” basis, we expect that our “per-patient-tested” marketing of the CVProfilor® DO-2020 will ultimately produce the majority of our revenue.

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

Results of Operations

     As of December 31, 2003, we had an accumulated deficit of $(22,412,269), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of December 31, 2003, we had cash and cash equivalents of $1,078,381. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, gross proceeds of $461,370 from the private placement offering completed February 9, 2004, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2003.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31, 2003

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$233,721	$63,500	$101,924	$68,297
Cost of Sales	38,503	5,750	25,939	6,814

Gross Profit	$195,218	$57,750	$75,985	$61,483

	Three Months Ended December 31, 2002

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$227,754	$121,688	$88,650	$17,416
Cost of Sales	$37,627	24,475	13,152	—

Gross Profit	$190,127	$97,213	$75,498	$17,416

     Total Equipment Sales Revenue for the three months ended December 31, 2003 was $63,500, compared to $121,688 for the three months ended December 31, 2002. Revenue relating to international equipment sales was $-0- for the three months ended December 31, 2003 and $99,438 for the three months ended December 31, 2002. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-

patient–tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

     Placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 System and delays in integrating the CVProfilor® DO-2020 System into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of the CVProfilor® DO-2020 System and increasing the physician utilizations of such systems placed. Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We anticipate adding additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses.

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

     For the three months ended December 31, 2003, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $101,924, compared to $88,650 for the three months ended December 31, 2002. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the three months ended December 31, 2003, Service/Contract Income was $68,297, compared to $17,416 for the three months ended December 31, 2002. For the three months ended December 31, 2003, $17,417 pertains to a service warranty contract with a customer who purchased certain CR-2000 Research Systems from us. The balance, $50,880, represents contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

     Total expenses for the three months ended December 31, 2003 were $612,375, compared to $1,034,789 for the three months ended December 31, 2002. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31

	2003	2002

Wages, related expenses and benefits	$308,126	$229,046
Patents and related expenses	6,970	10,598
Outside consultants	12,793	204,819
Rent (building/equipment) and utilities	24,466	25,482
Insurance-general and directors/officers liability	18,089	21,408
Selling, marketing and promotion, including applicable wages	234,132	293,510
Legal and audit/accounting fees	28,110	69,619
Royalties	4,963	6,310
Depreciation and amortization	22,626	42,887
Convertible debt private placement expenses	—	29,173
Other-general and administrative	89,100	101,937

Total selling, general and administrative expenses	$749,375	$1,034,789

     Wages, related expenses and benefits increased from $229,046 to $308,126 for the three months ended December 31, 2002 and December 31, 2003, respectively. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. Included in the $308,126 expense amount for the three months ended December 31, 2003 is an accrued compensation charge of $137,000 that relates to the amount due our chief executive officer as part of his agreed upon compensation for services provided to us.

     Outside consultants expense decreased from $204,819 for the three months ended December 31, 2002 to $12,793 for the three months ended December 31, 2003. Included in the $204,819 expense amount for the three months ended December 31, 2002 is a non-cash expense charge of $150,000 that relates to a Consulting Agreement for investor communications and public relations consulting services with HRI Consultants. In consideration for the consulting services, we issued 300,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $1.50 per share. The fair value of the issued shares and warrants was based on the agreed upon contract price of $400,000.

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

     Selling, marketing and promotion expense decreased from $293,510 for the three months ended December 31, 2002 to $234,132 for the three months ended December 31, 2003. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002 had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices.

     Legal and audit/accounting fees decreased from $69,619 to $28,110 for the three months ended December 31, 2002 and 2003, respectively. This decrease was due primarily to additional expenses incurred in connection with the filing of registration statements and other reports and communications with the U.S. Securities and Exchange Commission in the three month period ended December 31, 2002.

     Interest income was $9,473 and $6,503 for the three months ended December 31, 2003 and 2002, respectively.

     Interest expense was $-0- and $63,170 for the three months ended December 31, 2003 and 2002, respectively. A further breakdown of the components of interest expense is as follows:

	Three Months Ended
	December 31

	2003	2002

Convertible Notes Payable:
8% interest on outstanding principal balances	$—	$21,630
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	—	41,540

Total Interest Expense	$—	$63,170

     Net loss was $(544,684) for the three months ended December 31, 2003, compared to a net loss of $(901,329) for the three months ended December 31, 2002. For the three months ended December 31, 2003, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 22,940,145. For the three months ended December 31, 2002, basic and diluted net loss per share was $(.12), based on weighted average shares outstanding of 7,416,964.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

     The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2003 and 2002:

	Six Months Ended December 31, 2003

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$482,619	$137,245	$191,820	$153,554
Cost of Sales	84,996	18,776	47,705	18,515

Gross Profit	$397,623	$118,469	$144,115	$135,039

	Six Months Ended December 31, 2002

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$346,816	$150,388	$161,595	$34,833
Cost of Sales	53,357	30,260	23,097	—

Gross Profit	$293,459	$120,128	$138,498	$34,833

     Total Equipment Sales Revenue for the six months ended December 31, 2003 was $137,245, compared to $150,388 for the six months ended December 31, 2002. This decrease was mainly due to our anticipated revenue shift from the CR-2000 Research System (Equipment Sales) to the CVProfilor® DO-2020 System (per-patient-tested rental program). The CR-2000 Research System is being marketed “for research purposes only” in the United States, while the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a per-patient-tested rental basis. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in U.S. physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001. Revenue relating to international equipment sales was $51,495 for the six months ended December 31, 2003 and $109,388 for the six months ended December 31, 2002.

     For the six months ended December 31, 2003, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $191,820, compared to $161,595 for the six months ended December 31, 2002. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the six months ended December 31, 2003 were $1,364,849, compared to $2,031,982 for the six months ended December 31, 2002. The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31

	2003	2002

Wages, related expenses and benefits	$444,872	$462,800
Patents and related expenses	15,261	32,713
Outside consultants	34,539	383,432
Rent (building/equipment) and utilities	49,020	51,127
Insurance-general and directors/officers liability	34,743	44,863
Selling, marketing and promotion, including applicable wages	427,618	599,218
Legal and audit/accounting fees	134,356	138,596
Royalties	9,872	9,359
Depreciation and amortization	54,164	89,531
Convertible debt private placement expenses	—	40,226
Other-general and administrative	160,404	180,117

Total selling, general and administrative expenses	$1,364,849	$2,031,982

     Wages, related expenses and benefits decreased from $462,800 to $444,872 for the six months ended December 31, 2002 and December 31, 2003, respectively. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003.

     Outside consultants expense decreased from $383,432 for the six months ended December 31, 2002 to $34,539 for the six months ended December 31, 2003. Included in the $383,432 expense amount is a non-cash expense charge of $300,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of this agreement is expensed as services are provided. The fair value of the issued shares and warrants to HRI Consultants was based on the agreed upon contract price of $400,000. The Consulting Agreement involved certain services to be performed, including the following: introduce the Company to various interested parties in the financial community; assist and consult the Company with respect to its relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally.

     Selling, marketing and promotion expense decreased from $599,218 for the six months ended December 31, 2002 to $427,618 for the six months ended December 31, 2003. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for this decrease in expenses.

     Interest income was $15,542 and $13,132 for the six months ended December 31, 2003 and 2002, respectively.

     Interest expense was $50,185 and $152,689 for the six months ended December 31, 2003 and 2002, respectively. A further breakdown of the components of interest expense is as follows:

	Six Months Ended
	December 31

	2003	2002

Convertible Notes Payable:
8% interest on outstanding principal balances	$1,205	$48,351
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	48,531	104,338
Other-miscellaneous	449	—

Total Interest Expense	$50,185	$152,689

     Net loss was $(1,001,869) and $(1,878,080) for the six months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003, basic and diluted net loss per share was $(.05), based on weighted average shares outstanding of 18,908,475. For the six months ended December 31, 2002, basic and diluted net loss per share was $(.26), based on weighted average shares outstanding of 7,091,543.

Liquidity and Capital Resources

     Cash and cash equivalents had a net increase of $988,046 and a net decrease of $(1,218,292) for the six months ended December 31, 2003 and December 31, 2002, respectively. The significant elements of these changes were as follows:

		Six Months Ended December 31

		2003		2002

Net cash used in operating activities:
— net loss, as adjusted for non-cash items			$(702,512)		$(1,351,026)
— decrease in accounts receivable:			30,109	(A)	181,232
– (A)	$104,500 accounts receivable balance regarding one customer at June 30, 2002 pertaining to a service warranty contract was received in July 2002.
— increase in accrued payroll and payroll taxes		(B)	149,805		904
– (B)	Approximately 89% of this increase pertains to compensation due our chief executive officer as part of his agreed upon compensation for services provided to us.
— (decrease) in deferred revenue:		(C)	(153,553)		(34,833)
– (C)	Approximately 80% of this decrease pertains to deferred revenue recognized relating to our services contract agreement with a pharmaceutical company.
Net cash provided by financing activities:
— issuance of Preferred and Common Stock:		(D)	1,873,753		57,400
– (D)
 On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,383. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and a series of six (6) purchase warrants.

     We have incurred operating losses and have not generated positive cash flow from operations. As of December 31, 2003, we had an accumulated deficit of $(22,412,269).

     As of December 31, 2003, we had cash and cash equivalents of $1,078,381, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, gross proceeds of $461,370 from the private placement offering completed February 9, 2004, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2003.

     Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We anticipate adding additional sales personnel at the same time that we pursue discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have been focused on and will continue to focus on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses.

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

     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Net proceeds from this offering were approximately $1.87 million. On February 9, 2004, we completed an additional private placement offering of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

See “Item 5. Market for Common Equity and Related Stockholder Matters, Recent Sales of Unregistered Securities” of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 for a description of issuances of unregistered securities during the quarter ended September 30, 2003 in connection with the Unit Placement and the closing of the Conversion and Voting Agreement.

On December 18, 2003, the Company granted options to purchase an aggregate of 2,480,000 shares of common stock, pursuant to the Company’s 2003 Stock Plan, to certain members of the Company’s Board of Directors and employees. The options vest over three (3) years, commencing December 18, 2004, and have an exercise price of $0.20 per share.

On February 9, 2004, the Company completed a private placement of 118,113 units (the “Units”) comprised of 118,113 shares of Series A Preferred Stock, 1,878,365 shares of our common stock, purchase warrants which entitle the holders thereof to acquire an aggregate of 295,295 shares of Series A Preferred Stock and 4,695,935 shares of common stock. Based upon the manner of sale and representations by the investors, this issuance was exempt from registration under Rule 506 of Regulation D, as this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on December 3, 2003.

(b)  The results of the shareholders’ votes were as follows:

		Votes of Common Stock and Series A Preferred Stock, as a Class

		For	Against	Abstain

1.	Election of two Class I directors, two Class II directors and one Class III director.	19,886,067	N/A	N/A
2.	Amend the Articles of Incorporation to increase the total number of authorized shares of common stock from 25,000,000 to 150,000,000.	19,886,067	N/A	N/A
3.	Approve the 2003 Stock Plan.	19,886,067	N/A	N/A

Item 6. Exhibits and Reports on Form 8-K

(a)  The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350

(b)  Reports on Form 8-K.

     The Company filed the following Current Report on Form 8-K during the quarter covered by this Form 10-QSB:

•	Current Report on Form 8-K dated November 3, 2003 reporting under Item 5 that its Board of Directors determined that the Company’s Annual Meeting of Shareholders will be held Wednesday, December 3, 2003. The Board of Directors established October 31, 2003 as the record date for determination of shareholders entitled to vote at the Annual Meeting.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

	By	/s/ James S. Murphy

James S. Murphy
Senior Vice President, Finance and
Administration and Chief Financial Officer
(principal financial officer)
February 17, 2004