Form 10QSB
period 2004-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2004-05-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Yes☒         No ☐

The number of shares of Common Stock outstanding as of April 30, 2004 was 24,868,755.

Transitional Small Business Disclosure Format:

Yes☐         No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$1,205,665	$90,335
Accounts receivable	79,852	124,351
Interest receivable	11,684	14,710
Inventory, net	254,558	333,241
Prepaids and other current assets	72,378	39,876

Total Current Assets	1,624,137	602,513
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,260,549	1,222,169
Less accumulated depreciation	(870,982)	(722,712)

	406,769	516,659
Prepaid Offering Expenses	—	29,002
Other Assets	6,530	6,730

Total Assets	$2,037,436	$1,154,904

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$130,775	$101,821
Accrued payroll and payroll taxes	413,862	251,773
Convertible notes payable	—	481,492
Deferred revenue	—	153,553
Other accrued expenses	13,680	43,910

Total Current Liabilities	558,317	1,032,549
Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—704,093 and -0- at March 31, 2004 and June 30, 2003, respectively	7,041	—
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—24,868,755 and 10,291,088 at March 31, 2004 and June 30, 2003, respectively	248,688	102,911
Additional paid-in capital	24,120,672	21,429,844
Accumulated deficit	(22,897,282)	(21,410,400)

Total Shareholders’ Equity	1,479,119	122,355

Total Liabilities and Shareholders’ Equity	$2,037,436	$1,154,904

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2004	2003	2004	2003
Revenue:
Equipment sales	$10,450	$77,287	$147,695	$227,675
Equipment rental	132,914	84,364	324,734	245,959
Service/contract income	67,157	17,417	220,711	52,250

	210,521	179,068	693,140	525,884
Cost of Sales	37,584	34,338	122,580	87,695

Gross Profit	172,937	144,730	570,560	438,189
Expenses:
Selling, general and administrative	665,771	652,515	2,030,620	2,684,497

Total Expenses	665,771	652,515	2,030,620	2,684,497

Operating Loss	(492,834)	(507,785)	(1,460,060)	(2,246,308)
Other Income (Expense):
Interest income	7,821	4,044	23,363	17,176
Interest expense	—	(57,511)	(50,185)	(210,200)

	7,821	(53,467)	(26,822)	(193,024)

Net Loss	$(485,013)	$(561,252)	$(1,486,882)	$(2,439,332)

Basic and Diluted Net Loss per Share	$(.02)	$(.06)	$(.07)	$(.31)
Weighted Average Shares Outstanding	24,016,177	9,463,110	20,598,659	7,871,211

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Nine Months Ended
	March 31
	2004	2003
Operating Activities:
Net loss	$(1,486,882)	$(2,439,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	5,791	350,000
Depreciation	148,270	162,588
Amortization	—	3,400
Amortization of debt discount	48,531	149,023
Interest expense — converted to Common Stock	11,956	13,711
Change in operating assets and liabilities:
Accounts receivable	44,499	188,077
Interest receivable	3,026	(7,124)
Related party note receivable	—	117,000
Inventory	45,496	46,308
Prepaids and other assets	(3,300)	(31,864)
Accounts payable	28,954	(66,938)
Accrued payroll and payroll taxes	162,089	4,173
Deferred revenue	(153,553)	(52,250)
Other accrued expenses	(30,230)	(27,167)

Net cash used in operating activities	(1,175,353)	(1,590,395)
Investing Activities:
Purchase of property and equipment	(5,191)	—

Net cash used in investing activities	(5,191)	—
Financing Activities:
Issuance of Preferred and Common Stock	2,295,874	57,400

Net cash provided by financing activities	2,295,874	57,400

Net increase (decrease) in cash and cash equivalents	1,115,330	(1,532,995)
Cash and cash equivalents at beginning of period	90,335	1,824,238

Cash and cash equivalents at end of period	$1,205,665	$291,243

Supplemental Schedule of Noncash Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$541,980	$877,993

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements
March 31, 2004

1.	Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004. The June 30, 2003 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2003. The policies described in that report are used for preparing quarterly reports.

2.	Unit Placements

The August Placement

     On August 28, 2003, we completed the private placement offering (the “August Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,383. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and warrants as follows:

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

     As a condition to the August Placement, each of the investors in the August Placement (each, an “Investor” and collectively, the “Investors”) entered into a Shareholders’ Agreement, Voting Agreement, with an irrevocable proxy, and Registration Rights Agreement.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
March 31, 2004

2.	Unit Placements (Continued)

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

     Because of our lack of sufficient authorized common stock, we had agreed to seek the approval of our shareholders of an amendment to our Articles of Incorporation increasing the number of shares of common stock authorized to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock) (the “Proposal”). In connection with the closing of the August Placement, we agreed to call a meeting of our shareholders and to obtain the approval of our shareholders of the Proposal within 120 days of the final closing of the August Placement. We held an Annual Meeting of Shareholders on December 3, 2003 and our shareholders approved the Proposal.

     Bridge Financing Loans

     To facilitate our continued operations pending a closing of the August Placement, we obtained $20,000 bridge financing loans on August 4, 2003 from each of Kenneth W. Brimmer, a Director, and James S. Murphy, our Senior Vice President, Finance and Administration, and Chief Financial Officer. On August 15, 2003, we obtained an additional $75,000 bridge financing loan from Dr. Jay N. Cohn, a Director. The bridge financing loans were each evidenced by unsecured promissory notes (collectively, the “Bridge Financing Notes”). The Bridge Financing Notes accrued interest at the annual rate of 8% and were due on demand of the holder at any time after September 1, 2003. In connection with the August Placement, the principal amounts due under the Bridge Financing Notes were automatically converted into Units in the August Placement at the same rate as a cash investment.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
March 31, 2004

2.	Unit Placements (Continued)

     Pursuant to the Conversion Agreement, the Holders converted 1/3 of the outstanding principal and accrued but unpaid interest as of July 10, 2003 into 1,472,168 shares of common stock. The rate of this conversion was 1 share of common stock for each $.12 of outstanding principal and accrued but unpaid interest. Further, we issued to the Holders 1,766,599 shares of common stock in connection with the satisfaction of the remaining 2/3 of the outstanding principal and accrued but unpaid interest (a rate of conversion of 1 share of common stock for each $.20 of outstanding principal and accrued but unpaid interest). As of July 10, 2003, there was $518,023.50 in outstanding principal and $11,956.57 in accrued but unpaid interest relating to the Notes.

     Each of the Holders also executed and delivered an irrevocable proxy in favor of Mark N. Schwartz to vote in favor of the Proposal and such other matters (provided such matters do not adversely effect the rights of the Holders) as may be presented at meetings of our shareholders during the term of the proxy. The proxies expire August 28, 2007.

The February Placement

     On February 9, 2004, we completed an additional private placement offering of 118,113 units (the “Units”) to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. The 118,113 Units are comprised of 118,113 shares of Series A Convertible Preferred Stock, 1,878,365 shares of common stock, and warrants as follows:

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

     As a condition to investing in the February Placement, each investor executed an irrevocable proxy in favor of Mark N. Schwartz and joinder agreements agreeing to be bound by the terms of the Shareholders’ Agreement, Voting Agreement and Registration Rights Agreement, which were executed by the investors in the August Placement.

Hypertension Diagnostics, Inc.
Notes to Financial Statements (Continued)
March 31, 2004

2.	Unit Placements (Continued)

     As a result of the February and August Placements, Mark N. Schwartz obtained voting control (through his ownership of shares of common stock, Series A Preferred Stock, and pursuant to the irrevocable proxies described above) of approximately 60 percent of our voting securities.

3.	Stock Based Compensation

     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FASB 123), but apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for our plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with FASB 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, transactions in which equity instruments are issued in exchange for services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliable measure.

     We account for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with FASB 123, the net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts for the three months and nine months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Net Loss:
As Reported	$(485,013)	$(561,252)	$(1,486,882)	$(2,439,332)
Pro Forma	(530,560)	(617,476)	(1,622,320)	(2,617,107)
Basic and Diluted Net Loss per Share:
As Reported	$(0.02)	$(0.06)	$(0.07)	$(0.31)
Pro Forma	(0.02)	(0.07)	(0.08)	(0.33)

4.	Litigation

     On March 17, 2004, we received a letter from counsel of one of our employees of alleged illegal and unethical reimbursement practices by us. In addition, on March 18, 2004, we received a letter from counsel of one of our former employees of our alleged failure to pay for accrued vacation time. Each of these letters also alleged violation of applicable “whistleblower” statutes. Although no formal claim has been filed with respect to these matters, we have initiated internal investigations and intend to actively pursue these matters until they have been satisfactorily resolved. At this time, we are unable to assess the likelihood of an unfavorable outcome or the extent of possible damages, if any, arising from these matters.

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

•	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

•	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue.

•	The CVProfilor® MD-3000 System is being marketed through exclusive distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.

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

Results of Operations

     As of March 31, 2004, we had an accumulated deficit of $(22,897,282), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of March 31, 2004, we had cash and cash equivalents of $1,205,665. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$210,521	$10,450	$132,914	$67,157
Cost of Sales	37,584	3,064	26,056	8,464

Gross Profit	$172,937	$7,386	$106,858	$58,693

	Three Months Ended March 31, 2003
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$179,068	$77,287	$84,364	$17,417
Cost of Sales	$34,338	17,603	16,735	—

Gross Profit	$144,730	$59,684	$67,629	$17,417

     Total Equipment Sales Revenue for the three months ended March 31, 2004 was $10,450, compared to $77,287 for the three months ended March 31, 2003. Revenue relating to international equipment sales was $10,450 for the three months ended March 31, 2004 and $77,287 for the three months ended March 31, 2003. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-patient–tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

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

     For the three months ended March 31, 2004, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $132,914, compared to $84,364 for the three months ended March 31, 2003. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the three months ended March 31, 2004, Service/Contract Income was $67,157, compared to $17,417 for the three months ended March 31, 2003. For the three months ended March 31, 2004, $7,657 pertains to a service warranty contract with a customer who purchased certain CR-2000 Research Systems from us. The balance, $59,500, represents contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

     Total expenses for the three months ended March 31, 2004 were $665,771, compared to $652,515 for the three months ended March 31, 2003. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31
	2004	2003
Wages, related expenses and benefits	$227,358	$132,297
Patents and related expenses	12,389	6,323
Outside consultants	36,218	68,419
Rent (building/equipment) and utilities	24,105	26,398
Insurance-general and directors/officers liability	20,374	19,685
Selling, marketing and promotion, including applicable wages	190,917	140,997
Legal and audit/accounting fees	88,019	34,667
Royalties	4,301	4,850
Depreciation and amortization	20,076	36,622
Convertible debt private placement expenses	—	4,972
Related party receivable write-off	—	117,000
Other-general and administrative	42,014	60,285

Total selling, general and administrative expenses	$665,771	$652,515

     Wages, related expenses and benefits increased from $132,297 to $227,358 for the three months ended March 31, 2003 and March 31, 2004, respectively. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. Included in the $227,358 expense amount for the three months ended March 31, 2004 is an accrued compensation charge of $59,000 that relates to the amount due our chief executive officer as part of his agreed upon compensation for services provided to us.

     Outside consultants expense decreased from $68,419 for the three months ended March 31, 2003 to $36,218 for the three months ended March 31, 2004. Included in the $68,419 expense amount for the three months ended March 31, 2003 is a non-cash expense charge of $50,000 that relates to a Consulting Agreement for investor communications and public relations consulting services with HRI Consultants. In consideration for the consulting services, we issued 300,000 shares of common stock and warrants to purchase up to 100,000 shares of common stock at $1.50 per share. The fair value of the issued shares and warrants was based on the agreed upon contract price of $400,000. The Consulting Agreement involved certain services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. The fair value of this agreement was expensed as services were provided. Included in the $36,218 expense amount for the three months ended March 31, 2004 is a non-cash expense charge of $5,791 that relates to the fair value of options granted to independent outside consultants during the period. The fair value of these option grants is expensed as services are provided.

     Selling, marketing and promotion expense increased from $140,997 for the three months ended March 31, 2003 to $190,917 for the three months ended March 31, 2004. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System in fiscal year 2001 to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System in fiscal year 2002 had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices.

     Legal and audit/accounting fees increased from $34,667 to $88,019 for the three months ended March 31, 2003 and 2004, respectively. This increase was due primarily to additional expenses incurred in connection with the preparation of a registration statement and other reports and communications with the U.S. Securities and Exchange Commission in the three month period ended March 31, 2004.

     Interest income was $7,821 and $4,044 for the three months ended March 31, 2004 and 2003, respectively.

     Interest expense was $-0- and $57,511 for the three months ended March 31, 2004 and 2003, respectively. A further breakdown of the components of interest expense is as follows:

	Three Months Ended
	March 31
	2004	2003
Convertible Notes Payable:
8% interest on outstanding principal balances	$—	$12,826
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	—	44,685

Total Interest Expense	$—	$57,511

     Net loss was $(485,013) for the three months ended March 31, 2004, compared to a net loss of $(561,252) for the three months ended March 31, 2003. For the three months ended March 31, 2004, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 24,016,177. For the three months ended March 31, 2003, basic and diluted net loss per share was $(.06), based on weighted average shares outstanding of 9,463,110.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

     The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2004 and 2003:

	Nine Months Ended March 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$693,140	$147,695	$324,734	$220,711
Cost of Sales	122,580	21,839	73,762	26,979

Gross Profit	$570,560	$125,856	$250,972	$193,732

	Nine Months Ended March 31, 2003
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$525,884	$227,675	$245,959	$52,250
Cost of Sales	87,695	47,863	39,832	—

Gross Profit	$438,189	$179,812	$206,127	$52,250

     Total Equipment Sales Revenue for the nine months ended March 31, 2004 was $147,695, compared to $227,675 for the nine months ended March 31, 2003. This decrease was mainly due to our anticipated revenue shift from the CR-2000 Research System (Equipment Sales) to the CVProfilor® DO-2020 System (per-patient-tested rental program). The CR-2000 Research System is being marketed “for research purposes only” in the United States, while the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a per-patient-tested rental basis. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. The majority of our time and attention is now, and will continue to be, focused on expanding CVProfilor® DO-2020 System placements and utilization in U.S. physicians’ medical offices and clinics. This shift in our strategic focus began in the fourth quarter of fiscal year 2001. Revenue relating to international equipment sales was $61,945 for the nine months ended March 31, 2004 and $186,676 for the nine months ended March 31, 2003.

     For the nine months ended March 31, 2004, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $324,734, compared to $245,959 for the nine months ended March 31, 2003. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     Total expenses for the nine months ended March 31, 2004 were $2,030,620, compared to $2,684,497 for the nine months ended March 31, 2003. The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31
	2004	2003
Wages, related expenses and benefits	$672,230	$595,097
Patents and related expenses	27,650	39,036
Outside consultants	70,757	451,851
Rent (building/equipment) and utilities	73,125	77,525
Insurance-general and directors/officers liability	55,117	64,548
Selling, marketing and promotion, including applicable wages	618,535	740,215
Legal and audit/accounting fees	222,375	173,263
Royalties	14,173	14,209
Depreciation and amortization	74,240	126,153
Convertible debt private placement expenses	—	45,198
Related party receivable write-off	—	117,000
Other-general and administrative	202,418	240,402

Total selling, general and administrative expenses	$2,030,620	$2,684,497

     Wages, related expenses and benefits increased from $595,097 to $672,230 for the nine months ended March 31, 2003 and March 31, 2004, respectively. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. Included in the $672,230 expense amount for the nine months ended March 31, 2004 is an accrued compensation charge of $196,000 that relates to the amount due our chief executive officer as part of his agreed upon compensation for services provided to us.

     Outside consultants expense decreased from $451,851 for the nine months ended March 31, 2003 to $70,757 for the nine months ended March 31, 2004. Included in the $451,851 expense amount is a non-cash expense charge of $350,000 relating to our June 2002 Consulting Agreement with HRI Consultants. The fair value of this agreement was expensed as services were provided. The fair value of the issued shares and warrants to HRI Consultants was based on the agreed upon contract price of $400,000. The Consulting Agreement involved certain services to be performed, including the following: introduce the Company to various interested parties in the financial community; assist and consult the Company with respect to its relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. Included in the $70,757 expense amount for the nine months ended March 31, 2004 is a non-cash expense charge of $5,791 that relates to the fair value of options granted to independent outside consultants during the period.

     Selling, marketing and promotion expense decreased from $740,215 for the nine months ended March 31, 2003 to $618,535 for the nine months ended March 31, 2004. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for most of this decrease in expenses.

     Legal and audit/accounting fees increased from $173,263 to $222,375 for the nine months ended March 31, 2003 and 2004, respectively. This increase was due primarily to the following: additional expenses incurred in connection with the preparation of a registration statement and other reports and communications with the U.S. Securities and Exchange Commission; and expenses associated with the Annual Meeting of Shareholders that was held on December 3, 2003.

     Interest income was $23,363 and $17,176 for the nine months ended March 31, 2004 and 2003, respectively.

     Interest expense was $50,185 and $210,200 for the nine months ended March 31, 2004 and 2003, respectively. A further breakdown of the components of interest expense is as follows:

	Nine Months Ended
	March 31
	2004	2003
Convertible Notes Payable:
8% interest on outstanding principal balances	$1,205	$61,177
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	48,531	149,023
Other-miscellaneous	449	—

Total Interest Expense	$50,185	$210,200

     Net loss was $(1,486,882) and $(2,439,332) for the nine months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004, basic and diluted net loss per share was $(.07), based on weighted average shares outstanding of 20,598,659. For the nine months ended March 31, 2003, basic and diluted net loss per share was $(.31), based on weighted average shares outstanding of 7,871,211.

Liquidity and Capital Resources

     Cash and cash equivalents had a net increase of $1,115,330 and a net decrease of $(1,532,995) for the nine months ended March 31, 2004 and March 31, 2003, respectively. The significant elements of these changes were as follows:

	Nine Months Ended March 31
	2004	2003
Net cash used in operating activities:
— net loss, as adjusted for non-cash items	$(1,272,334)	$(1,760,610)
— decrease in accounts receivable:	44,499	(A)188,077
– (A) $104,500 accounts receivable balance regarding one customer at June 30, 2002 pertaining to a service warranty contract was received in July 2002.
— decrease in related party note receivable:
– (B) This amount pertains to a non-trade receivable/interest bearing loan to a shareholder that was written off.	—	(B)117,000

	Nine Months Ended March 31
	2004		2003
— increase in accrued payroll and payroll taxes:
– (C) During the nine months ended March 31, 2004, $196,000 of accrued compensation has been recorded that pertains to the amount due our chief executive officer as part of his agreed upon compensation for services provided to us.	(C)	162,089	4,173
— decrease in deferred revenue:
– (D) Approximately 80% of this decrease pertains to deferred revenue recognized relating to our services contract agreement with a pharmaceutical company.	(D)	(153,553)	(52,550)
Net cash provided by financing activities:	(E)	2,295,874	57,400
— issuance of Preferred and Common Stock:
– (E) On August 28, 2003, we completed the private placement offering of 585,980 Units to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,383. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and a series of six (6) purchase warrants. On February 9, 2004, we completed an additional private placement offering of 118,113 Units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. The 118,113 Units are comprised of 118,113 shares of Series A Convertible Preferred Stock, 1,878,365 shares of common stock, and a series of six (6) purchase warrants.

     We have incurred operating losses and have not generated positive cash flow from operations. As of March 31, 2004, we had an accumulated deficit of $(22,897,282).

     As of March 31, 2004, we had cash and cash equivalents of $1,205,665, and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2004.

     Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. Please see the section entitled “Results of Operations: Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003” for a fuller description of our marketing strategy.

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

     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”), which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Net proceeds from this offering were $1,873,383. On February 9, 2004, we completed an additional private placement offering of 118,113 units to a group of investors. Net proceeds from this offering were $413,121.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer, Mark N. Schwartz, and Chief Financial Officer, James S. Murphy, have evaluated our disclosure controls and procedures as of the end of the period covered by this report.

Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b) Changes in Internal Controls over Financial Reporting.

     There have been no significant changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 17, 2004, we received a letter from counsel of one of our employees of alleged illegal and unethical reimbursement practices by us. In addition, on March 18, 2004, we received a letter from counsel of one of our former employees of our alleged failure to pay for accrued vacation time. Each of these letters also alleged violation of applicable “whistleblower” statutes. Although no formal claim has been filed with respect to these matters, we have initiated internal investigations and intend to actively pursue these matters until they have been satisfactorily resolved. At this time, we are unable to assess the likelihood of an unfavorable outcome or the extent of possible damages, if any, arising from these matters.

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

On February 9, 2004, we completed the February Placement consisting of 118,113 Units comprised of 118,113 shares of Series A Preferred Stock, 1,878,365 shares of our common stock, and purchase warrants which entitle the holders thereof to acquire an aggregate of 295,295 shares of Series A Preferred Stock and 4,695,935 shares of common stock. Based upon the manner of sale and representations by the investors, we believe this issuance was exempt from registration under Rule 506 of Regulation D, as this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2004, we granted options to purchase up to an aggregate of 129,000 shares of common stock under our 1998 Stock Option Plan to an employee and certain outside independent consultants. The employee’s option vests over three (3) years and the consultants’ options vest over the period commencing January 15, 2004 and ending December 31, 2004. Exercise prices for all the option grants range from $0.22 to $0.33 per share.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to

13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K during the quarter covered by this Form 10-QSB and the period ending on the date of this Report:

•	Current Report on Form 8-K dated February 9, 2004 reporting under Item 5 an offering of units to accredited and unaccredited investors, with each unit consisting of shares of the Company’s common stock, Series A Convertible Preferred Stock, and a series of six (6) purchase warrants. The offering resulted in a change of control, whereby Mark N. Schwartz obtained additional voting control of approximately 60% of the Company’s voting securities.

•	Current Report on Form 8-K dated May 5, 2004 reporting under Item 5 a press release announcing our agreement to provide ten CVProfilor® DO-2020 testing devices to a Sacramento-based internist, our largest contract to date with a single physician.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.
By:	/s/ James S. Murphy
James S. Murphy
Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: May 14, 2004