Form 10KSB
period 2004-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2004-09-29
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($.01 par value)
(Title of Class)

Redeemable Class B Warrant
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for the fiscal year ended June 30, 2004 were $1,074,515.

The aggregate market value of the Company’s common stock and Series A Convertible Preferred Stock held by nonaffiliates of the issuer as of September 17, 2004, when the last sale price of the Company’s common stock was $.17 as reported by the OTC Bulletin Board, was approximately $5,198,000.

There were 27,092,385 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-KSB
For the Year Ended June 30, 2004

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

These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.

Introduction

We were incorporated under the laws of the state of Minnesota on July 19, 1988. We are engaged in the design, development, manufacture and marketing of proprietary devices that we believe non-invasively measure both large and small arterial elasticity. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. Our product provides important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patients’ cardiovascular disease, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease.

We are currently marketing three products:

CVProfilor® DO-2020 CardioVascular Profiling System. The CVProfilor® DO-2020 System has been approved by the FDA, and is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis and is sold in the United States.

Utilizing our Central Data Management Facility, or CDMF, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers based on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

HDI/PulseWave™CR-2000 Research CardioVascular Profiling System. The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE 0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

CVProfilor® MD-3000 CardioVascular Profiling System. The CVProfilor® MD-3000 System is the international version of the CVProfilor® DO-2020 System designed for physicians outside the United States. The CVProfilor® MD-3000 System has a CE Mark (CE 0123) that allows it to be marketed within European Union countries.

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

Cardiovascular disease accounted for about 16.6 million worldwide deaths in 2001 with 7.2 million deaths from heart disease and 5.5 million deaths from stroke. Worldwide, high blood pressure is estimated to cause 7.1 million deaths and the World Health Organization, or WHO, indicates that approximately 62% of strokes and 49% of heart attacks are caused by hypertension. According to the American Heart Association, or AHA, 49% of all deaths in Europe are from cardiovascular disease (43% of all deaths in men and 55% of all deaths in women) and deaths from cardiovascular disease made up 40% of the total deaths in China in recent years. Stroke and coronary heart disease are the leading causes of cardiovascular disease death and illness in Southeast Asia. According to a 2003 Update by the AHA, more than 61 million Americans have one or more forms of cardiovascular disease, with hypertension or high blood pressure being the leading cardiovascular disease affecting approximately 50 million Americans. Coronary heart disease, the second largest form of cardiovascular disease, affects 12.9 million Americans and is the nation’s number one killer. Congestive heart failure affects 4.9 million Americans and is ranked number three. Stroke affects 4.7 million Americans and is ranked number four.

Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90 mmHg or greater diastolic pressure, is extremely common. Worldwide, 600 million people with high blood pressure are at risk of heart attack, stroke, and cardiac failure. According to the AHA, approximately 50 million adult Americans (that is, about 25% of the adult population) have high blood pressure. Of those with high blood pressure, 31.6% are unaware they have it, 27.4% are on medication and have it controlled, 26.2% are on medication and do not have their blood pressure controlled, and 14.8% are not on medication and do not have their blood pressure under control. In other words, more than 70% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes. According to the National Institutes of Health, or NIH, National Heart, Lung, and Blood Institute’s, or NHLBI, Framingham Heart Study, middle-aged and elderly people face a 90% risk of developing hypertension during their remaining years. Moreover, an estimated 73% of the 17 million U.S. adults with diabetes have hypertension or borderline hypertension. Another 16 million American adults have pre-diabetes, a condition that occurs when a person’s blood glucose levels are higher than normal but not high enough for a diagnosis of diabetes. The American Diabetes Association, or ADA, predicts that the number of new U.S. cases of diagnosed diabetes is expected to increase by one million people per year. The ADA believes that people with diabetes are two to four times more likely to have hypertension, two to four times more likely to experience a stroke, and cardiovascular disease is the major cause of diabetes-related deaths. The WHO estimates that 176 million people have diabetes worldwide. India tops the list having 31 million people with diabetes, the largest number of people with diabetes in the world. Overall, hypertension and diabetes are major contributors to cardiovascular death worldwide and continue to grow in size. For example, only one-third of the people over 35 years of age in Beijing and Shanghai, China have normal blood pressure, and 30% of Chinese adults have high blood pressure, one of the highest rates of hypertension in the world.

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

The Clinical Problem

Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction due to artherosclerosis. In addition, due to the fact that hypertension increases one’s risk for developing cardiovascular disease, physicians put considerable effort into blood pressure measurements even though it, too, is an insensitive and nonspecific means of assessing the underlying condition of the blood vessels. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer, that is, an upper-arm blood pressure cuff device. Despite these attempts to identify patients at risk for cardiovascular disease, more than 1 million Americans suffer heart attacks annually, and for 50% of men and 63% of women who died suddenly of a heart attack, it was the very first sign of cardiovascular disease.

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

Our Answer

Our products capture blood pressure waveform data produced by the beating heart and analyze it in order to provide an assessment of systemic arterial elasticity for both large and very small arteries.

Blood pressure waveform data is produced each time the heart cycles through a complete heartbeat. As the heart contracts pushing a volume of blood into the arteries, pressure within the arteries rise. As the aortic valve closes after the heart has ejected this volume of blood, blood pressure within the arteries falls prior to the next heartbeat. The complete cycle forms a pressure curve or waveform, which reflects the degree or amount of arterial elasticity. Subtle changes in arterial elasticity introduce changes within the entire arterial system that are reflected in this blood pressure waveform or shape. This “blood pressure waveform” or “pulse contour analysis” methodology provides an independent assessment of the elasticity or flexibility of the large arteries which expand briefly as they act as conduits for blood ejected by the heart, and of the small arteries and the arterioles which produce oscillations or reflections in response to the pressure wave generated during each heart beat. The degree of arterial elasticity is related to the condition of the blood vessels and with declining elasticity comes an increase in the incidence of cardiovascular disease.

Incorporating this physiological phenomena associated with blood pressure waveforms and the analysis of Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota Medical School in Minneapolis and two of our Company’s founders, they developed a clinically useful procedure for determining a measure of elasticity for both large and small arteries. Our products use patented and proprietary software programs and algorithms to analyze the contour of the blood pressure waveform so that the arterial elasticity can be determined. The measure of elasticity of the large arteries is called a C1-large artery elasticity index and in the small arteries the measure is called the C2-small artery elasticity index.

The Products

We currently have designed, developed and are marketing three products:

- HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System
- CVProfilor® DO-2020 CardioVascular Profiling System
- CVProfilor® MD-3000 CardioVascular Profiling System

Our products painlessly and non-invasively collect 30 seconds of blood pressure waveform data from the patient. The products analyze this data by means of an embedded computer and then generate a CardioVascular Profile Report or CVProfile™ Report using an external printer. The Report contains several clinically useful parameters, which permit a physician to screen patients for underlying vascular disease. All of our products have four primary components: (a) a custom designed, non-invasive Arterial PulseWave™ Sensor which is positioned over the radial artery at the wrist by means of a special apparatus; (b) an upper-arm blood pressure cuff connected via a hose to an oscillometric blood pressure module within the device; (c) a device enclosure which contains a computer, a high resolution touch-screen display and other electronics and software programs; and (d) an external printer.

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

The CR-2000 Research System, first promoted during December of 1998, is currently being marketed worldwide. In the European Union, the CR-2000 Research System bears the CE Mark (CE 0123) which allows it to be marketed in the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. We have not submitted, and do not intend to submit, an application for the CR-2000 Research System to the FDA for clearance to market it as a medical device for use on patients in the U.S.

The CR-2000 Research System non-invasively collects 30 seconds of blood pressure waveform data, performs an analysis of the digitized blood pressure waveforms, and generates a Research CardioVascular Profile Report that contains 15 cardiovascular parameters (some report parameters are displayed on the screen and the entire report is generated by an external printer). An electronic RS-232 computer output port is standard on all CR-2000 Research Systems so that research scientists and clinical investigators can download the Research CardioVascular Profile Report parameters and waveform data directly to computer systems within their medical centers and research institutions.

The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, government institutes conducting a wide range of cardiovascular disease research and, in the European Union, to physicians for clinical use.

Five drug manufacturers have permitted the public disclosure of their use of our HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System in their multi-site clinical research trials: Alteon, Inc.; AstraZeneca, LP; Parke-Davis; Pfizer, Inc. and Solvay Pharmaceuticals, Inc. Our CR-2000 Research System was first introduced into the initial 2-year phase of the NHLBI Multi-Ethnic Study of Atherosclerosis, or MESA, research trial in May of 2000. After several years of preparatory efforts, the NHLBI publicly announced the 10-year multicenter study on September 14, 2000. The MESA trial is a prospective clinical study attempting to identify clinically useful markers or parameters for predicting cardiovascular disease before the onset of signs or symptoms. The trial has been designed to be a 10-year investigation of more than 6,000 men and women of many ethnic backgrounds residing throughout the U.S. Each study participant will have his or her C1-large artery elasticity or C-2 small artery elasticity index determined and recorded. Over the remainder of the trial, enrollees will be followed to determine changes in subclinical disease as well as cardiovascular disease morbidity and mortality.

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

The CVProfilor® DO-2020 System non-invasively collects 30 seconds of blood pressure waveform data, performs an analysis of the digitized blood pressure waveforms, and generates a CVProfile™ Report. The CVProfile™ Report, printed in the physician’s office using the printer provided as part of the System, contains information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. A brief medical history of the patient is recorded by the user of the System and an internal modem transmits this history and all of the CVProfile™ Report results to our Central Data Management Facility, or CDMF.

The CVProfilor® DO-2020 System utilization continues to gain momentum as do System placements which totaled 127 as of June 30, 2004. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product launch.

CVProfilor® MD-3000 CardioVascular Profiling System

An international version of our product, the CVProfilor® MD-3000 CardioVascular Profiling System, was introduced at the combined meeting of the 19th Scientific Meeting of the International Society of Hypertension, or ISH, and the 12th European Meeting on Hypertension, or ESH, during June 23-27, 2002 in Prague, Czech Republic. The CVProfilor® MD-3000 System is designed for use in physicians’ offices outside the United States to non-invasively assess the health of patients’ large and small arteries for the early detection and management of vascular disease.

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

During the last several years, clinical research investigators have evaluated thousands of “normal” subjects, as well as many who have cardiovascular disease. They have summarized their data in order to establish the approximate “reference range” for arterial elasticity and other cardiovascular parameters. Patients with normal blood pressure values have been identified who exhibit “premature stiffening” of their small and very small arteries or arterioles. Without the benefit of a CVProfile™ Report, such patients would be considered “clinically normal and asymptomatic.” Thus, we believe that the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System may help physicians identify such patients and encourage them to modify their lifestyle and/or intervene therapeutically by prescribing medication much earlier in the progression of cardiovascular disease.

Further, physicians using our CVProfilor® DO-2020 System have indicated to us that the products are useful in evaluating patients with elevated blood pressure in order to decide who requires immediate and aggressive treatment versus those who might merely need to institute lifestyle changes. This would be an important clinical distinction, which cannot be easily determined in medical practice today.

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

Of the more than 200 peer-reviewed, published articles and abstracts which cover our technology, our methodology and/or the benefits of blood vessel elasticity assessment, 115 articles or abstracts utilized the CVProfilor® DO-2020 or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

MARKETING, SALES AND DISTRIBUTION

Because of the magnitude and impact cardiovascular disease has on the population, we believe that our products offer a significant opportunity for providing a more accurate, cost-effective and efficient means with which to screen, risk-stratify and manage patients who may have underlying vascular disease and/or who have been diagnosed with cardiovascular disease.

The Research Market

The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting clinical research trials relating to cardiovascular disease and treatment. These organizations are in the business of gathering large amounts of cardiovascular data from human research subjects, non-invasively. The CR-2000 Research System has been certified to carry a CE Mark for Europe and it is being marketed for research purposes only to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the Europe an Union.

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

Academic Centers. Universities throughout the world conduct clinical research trials, which are financially supported with grants from governmental agencies, disease management foundations and private sponsors including commercial entities and individual or family endowments. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for our CR-2000 Research System.

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

To date, five pharmaceutical firms and the National Institutes of Health/National Heart, Lung, and Blood Institute, the largest governmental clinical research agency, deployed the CR-2000 Research System for use in multi-site clinical trials.

• Alteon, Inc. used the CR-2000 Research System as part of its Advanced Glycosylation End products (A.G.E.) ‘Crosslink Breaker’ ALT-711 drug trial;
• AstraZeneca, LP used the CR-2000 Research System to obtain additional data in its Trial Of Preventing Hypertension, or TROPHY, study which was designed to investigate whether or not early treatment of subjects with high blood pressure can prevent or at least delay the onset of clinically detectable hypertension;
• The National Institutes of Health/National Heart, Lung, and Blood Institute used the CR-2000 Research System as one of the primary investigative clinical endpoints for its Multi-Ethnic Study of Atherosclerosis, or MESA, research trial which is a ten-year, multi-site prospective clinical study involving approximately 6,000 subjects of varied ethnic background in an attempt to identify clinically useful procedures for predicting cardiovascular disease;
• Parke-Davis used the CR-2000 Research System for a multi-site cardiovascular drug research trial as part of their ongoing clinical research investigations;
• Pfizer, Inc. used the CR-2000 Research System for a North American cardiovascular drug research trial in order to obtain additional clinical research data and information regarding new pharmaceutical agents which they have under development; and
• Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug research trial.

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

Our current market focus is toward internists, primary care physicians and other health care providers who can use our product for the cardiovascular risk-stratification of their hypertensive and diabetic patients, and who are directly involved in screening patients for potential underlying vascular disease.

The Direct-to-Consumer Market

Our direct-to-consumer marketing of the CVProfilor® DO-2020 System provides the “worried well” - that is, individuals who are considered “healthy” but are nonetheless worried about their risk of developing cardiovascular disease - with access to cardiovascular disease screening in a community setting. This approach is consistent with current American Heart Association guidelines recommending that every person in the United States be regularly evaluated for the risk of cardiovascular disease starting at the age of 20 years. Patients who are screened via our direct-to-consumer marketing efforts are typically asked to share the results of their CVProfile™ with their physician and are given information that explains both the significance of arterial elasticity values and the methodology employed by the CVProfilor® DO-2020 System. Currently, we market the CVProfilor® to organizations that routinely provide these screening services to consumers for a fee. These firms typically market their services to groups concerned about their health.

Marketing Strategy

Our primary objective is to establish the CardioVascular Profiling products as the standard for identifying and monitoring patients with cardiovascular disease.

HDI/PulseWave™ CR-2000 Research System

The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through an international network of exclusive distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2004, the established end-user price in the U.S. for the CR-2000 Research System was approximately $24,500; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

The CR-2000 Research System has a CE Mark (CE 0123) which allows it to be marketed throughout the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. As of June 30, 2003, we had executed exclusive distribution agreements covering the following countries: China, Italy, the United Kingdom, Austria, Belgium, Turkey, Greece, India and Japan. We received proceeds of approximately $121,745 or 11% of our total revenue from such distribution agreements for the year ended June 30, 2004.

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

As part of our product launch, we have introduced the CVProfilor® DO-2020 System to physicians at several key physician meetings, regionally and nationally. During the course of our exhibition at these meetings, we have conducted more than two thousand CVProfile™ tests on physicians who expressed an interest in our medical device and presentations have been made featuring our HDI/PulseWave™ CR-2000 Research System and our CVProfilor® DO-2020 System. For example, at the 2004 American College of Cardiology (ACC) meeting held in New Orleans, Louisiana and at the 2004 European Society of Hypertension meeting held in Paris, France, we provided CVProfile™ tests to physicians in the booth of Novartis Pharmaceuticals Corporation. In addition to these meetings, we also participated in the 2004 meeting held by the ADA and the 2003 meeting held by the AHA to market our products. In fiscal year 2004, revenue from Novartis Pharmaceuticals Corporation accounted for approximately 26.5% of our total revenue.

In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under three pricing structures. Physicians may:

- purchase the CVProfilor® DO-2020 System for $49,500;
- lease the CVProfilor® DO-2020 System for a period of one year and pay a $45 per test fee, subject to a minimum monthly fee of $450.
- lease the CVProfilor® DO-2020 System for a period of one year and pay a flat fee of $3,000 per month for unlimited utilization.

In order to accelerate the rate of acceptance of our CVProfilor® DO-2020 System in the medical marketplace, we have focused our marketing to physicians in the United States on the per-use price structure, which we refer to as the “per-patient-tested” rental basis. We are currently using a small direct sales force to call on key cardiovascular opinion leaders and physicians, and to establish distribution arrangements with independent and/or contract sales representatives and medical companies with complementary distribution networks. We plan to expand both our internal and our independent and/or contract sales representative sales network consistent with our capital availability and revenue growth.

We believe that a “per-patient-tested” marketing strategy has a number of significant advantages over the more traditional product “sales” strategies. A “per-patient-tested” rental program allows the physician to: immediately utilize our arterial elasticity assessment technology without a sizeable upfront capital outlay; obtain positive cash flow and/or a positive margin with their very first use of the CVProfilor® DO-2020 System; generate additional clinic revenues with little or no additional costs; and have access to state-of-the-art cardiovascular screening technology without the risk of product obsolescence, product maintenance or repair, or product down-time. In certain circumstances and based upon their expectations as to utilization, a physician may feel that it may be more cost effective to purchase a CVProfilor® DO-2020 System. In which case, we also offer the CVProfilor® DO-2020 System for purchase. We believe the per-patient-tested marketing approach reduces the economic risk to physicians as compared to a capital acquisition approach or “sales” approach. However, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020. We believe that the per-patient-tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach.

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

The MD-3000 System is being sold to distributors who re-sell it in their territory. Currently, we have four exclusive distribution arrangements with distributors concerning the following countries: China, Japan, Greece and India. Our distributors have the right to set the selling price of the MD-3000 System within their assigned territory.

Distributor appointments are generally based on the distributor’s ability to manage the financial aspects of currency fluctuations, their demonstration of ethical conduct consistent with U.S. business practices, their ability to market to and support key differences in physician practice patterns, their ability to assist us in obtaining sufficient MD-3000 System reimbursement as necessary and appropriate in their assigned territory, and their ability to satisfy government regulations pertaining to use of medical devices that exist within their territory. We prefer distributors to also distribute complementary cardiovascular or general medical products and that have the ability to designate specialist support for marketing the MD-3000 System.

Engineering

In April 2001, we acquired certain assets of Solutions Engineering, Inc., or SEI, an external contract engineering firm based in St. Paul, Minnesota, that had been instrumental in the design, development and ongoing technical support of our products, including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies. We develop and provide ongoing technical support for our products.

Production

We have been producing CR-2000 Research Systems within our manufacturing facility since November 1998 and DO-2020 Physician Systems since March 2001. The design, development and integration of all of the components necessary to fabricate and manufacture our products were undertaken on our behalf by SEI as noted above. According to testing performed at TÜV Product Service, Inc., the CR-2000 Research System has been found to be in full compliance with all electromagnetic immunity and emissions requirements, and with the requirements for displaying the CE Mark. The CVProfilor® DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and is UL listed with a license to display the UL label.

On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Service, Inc. Both our CR-2000 Research CardioVascular Profiling System and our MD-3000 System display the “CE 0123” mark, indicating that they are certified for sale throughout the European Union and that the products comply with applicable electrical and mechanical safety standards.

Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota, in compliance with the FDA’s Quality System Regulations, or QSR. Further, the manufacturing facility is operated using a complete quality system approach, which meets international standards and has been certified as being in compliance with ISO-9001, EN-46001 and ISO-13485 standards. Despite having a small production staff, we believe that we can accommodate current requirements and should be able to meet anticipated future needs to manufacture, test, package and ship all products within our in-house facility.

Competition

Competition in the medical device industry is intense and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. We compete directly with manufacturers of standard blood pressure cuff devices (called sphygmomanometers), as well as many well-established companies manufacturing more elaborate and complex medical instruments. In addition, we are aware of other companies that are developing products, which provide either a measurement of total or large artery compliance or elasticity (but not C2-small artery elasticity index) or a clinical surrogate for it.

We are aware of twelve firms that are developing or have developed products that attempt to measure vascular elasticity and which may be viewed to a greater or lesser degree as competitive alternatives to our products. These firms include: International Medical Device Partners, or IMDP, located in Las Vegas, Nevada; Pulse Metric, Inc., or PMI, based in San Diego, California; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.) based in Sydney, Australia; Specaway Pty. Ltd. (St. Pauls, New South Wales, Sydney, Australia); Novacor (Paris, France); ARTECH Medical (formerly Colson/Dupont Medical), Pantin, France; Pie Medical, The Netherlands; Vasocor, Inc., Charleston, North Carolina; Colin Medical Instruments Corp., Tokyo, Japan; Omron Healthcare Co. Ltd., Kyoto, Japan, a subsidiary of Omron Corporation; Micro Medical, Kent, UK; and Fukuda Denshi, Tokyo, Japan.

Five of these companies have products that have been cleared by the FDA. The CardioVision™ device, manufactured by IMDP, requires the purchase of a separate personal computer (and the use of special software), which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the single large artery directly under an upper-arm blood pressure cuff unlike our products, which provide systemic elasticity indices of both large and very small arteries throughout the entire body. Another company, PMI, manufactures the DynaPulse®, a monitor which, to our knowledge, has only been cleared by the FDA for determining standard blood pressure measurements. However, the device can output blood pressure data to a computer which can then forward the data to PMI’s facilities in San Diego where it is analyzed to determine certain parameters including total or large artery compliance or elasticity. It has been determined that PMI has not been cleared by the FDA to generate these parameters since the FDA does not regulate such centralized computer operations.

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

Vasocor, Inc.’s device measures blood pressure values and heart pulse rates based on segmental measurement and provides an indication of arterial compliance. Vasocor, Inc.’s device received FDA clearance on January 23, 2002.

Colin Medical Instruments Corp. received FDA clearance for a monitor that is designed to assist in the detection of peripheral vascular diseases. In addition to measuring blood pressure, heart rate, pulse wave and heart sounds, the device is capable of calculating ankle-brachial index and pulse wave velocity. This device is used on adult patients only.

Government Regulation

Medical devices, such as our CVProfilor® DO-2020 System, are subject to strict regulation by state and federal authorities, including the Food and Drug Administration, or FDA, and comparable authorities in certain states. In addition, our sales and marketing practices are subject to regulation by the United States Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act, or the FDCA, and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Our products are considered Class II devices.

If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (510(k)) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinic trials or submission of date to regulatory acceptance. On November 1, 2000, we were granted authorization to market our CVProfilor® DO-2020 System pursuant to a 510(k) Submission. Our CVProfilor® DO-2020 System is the only one of our products marketed in the U.S. for the treatment of patients. Our CR-2000 Research System is not marketed in the U.S. for the treatment of patients - it is marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies.

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

Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective. All medical devices must meet the Medical Device Directive standards and receive CE Mark certification to be sold in the European Union. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the notified body in Europe. Both our CVProfilor® MD-3000 and our CR-2000 Research System bear the CE Mark (CE0 0123). Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9001, EN-46001 and ISO-13485 certification and/or the FDA’s QSR regulations.

Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and medical devices are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes may relax certain requirements, which could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the FDA and state, federal and foreign laws and regulations depend heavily on administrative interpretations, and we cannot assure that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect us. In addition to the regulations directly pertaining to us and our products, many of our health care provider customers and potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the FDA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions. Further, we can give no assurance that we will be able to obtain additional necessary regulatory clearances or approvals in the U.S., or internationally, on a timely basis, if ever. Delays in the receipt of, or failure to receive, these clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Reimbursement

We anticipate that most revenue affiliated with physician use of the CVProfilor® DO-2020 System will ultimately be derived from insurance coverage and third party payers. The payer marketplace includes commercial insurers, Blue Cross/Blue Shield plans and Health Maintenance Organizations, or HMOs, Medicare and other federally funded programs, and “self-pay” plans. Each payer establishes its own coverage and payment policies resulting in a range of payments and coverage decisions. Physician reimbursement is an important aspect in the CVProfilor® DO-2020 System’s success. Without adequate levels of reimbursement, physicians may be reluctant to even try the CVProfilor® DO-2020 System. There is no assurance that adequate third party reimbursement for the CVProfilor® DO-2020 System will be sustainable at present, or in the future.

The Centers for Medicare & Medicaid Services, or CMS, a division of the U.S. Department of Health and Human Services, or HHS, has established three levels of coding for health care products and services as follows:

• Level I, Current Procedural Terminology, or CPT, codes for physicians’ services;
• Level II, National Codes for supplies and certain services; and
• Level III, local codes.

The coding system applicable to the CVProfilor® DO-2020 System is Level I. Insurers require physicians to report their services using the CPT coding system.

Having achieved FDA 510(k) clearance to market the CVProfilor® DO-2020 System, we are able to petition the American Medical Association, or AMA, for a recommendation on whether the CVProfilor® DO-2020 System fits within any existing CPT codes or whether it requires a new code application or code revision. In the event the AMA determines that none of the existing CPT codes are appropriate for the CVProfilor® DO-2020 System, we believe that it may take two or more years to obtain a CVProfilor® DO-2020 System technology-specific CPT code. During this time, physicians may be required to use a “miscellaneous” code for patient billing purposes, although the level of reimbursement they receive, if any, will depend on each individual payer’s assessment of the procedure. Our inability to obtain third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business.

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

Reimbursement associated with physician utilization of our CVProfilor® MD-3000 System will be dependent on the health care policies of the country in which our CVProfilor® MD-3000 System is being used. Each country regulates health care coverage, service delivery and payment for services performed in a different manner. Therefore, we rely on our international distributors to understand the reimbursement policies within their geography and to position the CVProfilor® MD-3000 System consistent with those policies. In most cases, the distributor establishes a base of key opinion-leader physicians to use the CVProfilor® MD-3000 System and advocate for reimbursement with the country’s health care authorities. Ultimately, we expect that reimbursement, or associated cost savings, will be an integral part of our distributor’s marketing plan within their territory.

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

Patents and Proprietary Technology

Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eleven issued U.S. patents, six of which expire on March 20, 2018, three of which expire on September 10, 2019, one of which expires on August 1, 2022 and one of which expires on October 23, 2010. We are the exclusive assignee of an issued Hong Kong patent and an issued European patent designating France, Germany, and the United Kingdom, which are expected to expire March 19, 2019.

We also have obtained an exclusive license to utilize the intellectual property described within several U.S. patents from the Regents of the University of Minnesota. The license for these patents expires concurrently with the expiration date of the last of these patents to expire, which is currently expected to be May 31, 2011, although some of the patents expire December 8, 2010 or October 8, 2008. Additionally, we have obtained an exclusive license from the University of Minnesota with respect to five foreign issued patents: one, issued in Japan, is currently expected to expire August 22, 2009, and one in each of Hong Kong, France, Germany, and the United Kingdom are all currently expected to expire November 21, 2011.

These twenty-five licensed or assigned patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and/or the non-invasive determination of cardiac output. Included in these patents are six U.S. issued patents relating to the design, configuration and manufacturing of our Sensor, which is a key component of our products. The Sensor is manufactured for us by Apollo Research Corp., or Apollo.

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

One or more patent applications relating to our U.S. issued patents are currently pending in the United States. We can give no assurance that our current patents and licenses will provide a competitive advantage, that the pending applications will result in patents being issued, or that our competitors will not design around any patents or licenses issued to us.

Besides seeking additional patents, we intend to rely to the fullest extent possible on trade secrets, proprietary “know-how” and our ongoing endeavors involving product improvement and enhancement. We can give no assurance that nondisclosure agreements and invention assignment agreements, which we have or will execute, will protect our proprietary information and know-how or will provide adequate remedies in the event of unauthorized use or disclosure of that information, or that others will not be able to independently develop that information.

University of Minnesota Research and License Agreement

On September 23, 1988, we entered into a Research and License Agreement, or the License Agreement, with the University of Minnesota, or the University, pursuant to which the University granted to us an exclusive, worldwide license under the patents that relate to our products for diagnostic, therapeutic, monitoring and related uses. The License Agreement is subject to any rights retained by the U.S. government, pursuant to U.S. law and regulations, in the patents and licensed technologies in connection with any U.S. government funding of the University’s research of the license technology. The License Agreement expires with the last to expire of the patents related to the licensed technology (currently expected to be May 31, 2011). We also have the right to grant sub-licenses under the University’s patents.

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

Employees and Consultants

As of June 30, 2004, we employed 8 full-time employees, 2 of whom are engaged in sales positions and are not based at our corporate headquarters in Eagan, Minnesota. We believe that our employee relations are good.

From time to time, we may engage consultants to provide various services. We currently engage a total of 9 consultants and independent contractors and have ongoing consultant relationships with several experts including the following:

• several experts in regulatory affairs and FDA matters;
• Jay N. Cohn, M.D., as our Chief Medical Consultant; and
• two sales consultants.

We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.

RISK FACTORS

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

Risks Related to Our Business

We are presently generating only minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2004, we had an accumulated deficit of $(23,250,349) attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

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

We may need additional capital immediately to continue our business. Until such time as our product generates sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $120,000. We believe that we have sufficient capital derived from the proceeds of our prior securities offerings to meet our needs for the next 12 months after June 30, 2004. We do not expect revenue generated by our products to be sufficient to meet our capital needs at any time during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components, depends to a significant degree on our ability to obtain sufficient and timely future financing.

Our long-term capital needs are subject to our ability to raise additional capital and to generate adequate revenue from our products, neither of which can be assured. We may seek additional funds through an additional offering of our equity securities or by incurring additional indebtedness. We cannot assure you that any additional funds will be available or that sufficient funds will be available to us or that funds will be available in a timely way. Additional funds may not be available on terms acceptable to us or our security holders. Any future capital that is available may be raised on terms that are dilutive to our security holders.

Our business plan and financing needs are subject to change depending on, among other things, success of efforts to curtail expenses, market conditions, business opportunities and cash flow from operations, if any. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach or “sales” approach, it also delays our cash flow recovery of our products cost. Physician payments for use of the CVProfilor® DO-2020 follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover our products cost. These incremental cash flow delays require more available working capital to continue our operations during the initial placement of the product.

Our success is mainly dependent upon a single product, the CVProfilor® DO-2020 System. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any. To date, we have generated only minimal revenue from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. We cannot assure you that physicians will use the CVProfilor® DO-2020 System once it is placed in their offices. Because our revenue is based upon a fee charged per-patient-tested, the failure of physicians to use our CVProfilor® DO-2020 System would result in a material adverse effect on our financial results. Moreover, placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. Further, while we charge a fee per-patient-tested for the CVProfilor® DO-2020 System that we believe is competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to raise or lower our fees or alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.

Because we have a new product, the uncertainty of market acceptance of our product and/or the clinical application of the technology will affect our business. Our financial performance depends upon the extent to which our products are accepted by research investigators (regarding the CR-2000 Research System) as being useful, and by physicians and other health care providers as being effective, reliable and safe for use in screening patients for underlying vascular disease (regarding the CVProfilor® DO-2020 System) and for use in screening, diagnosing and monitoring the treatment of patients with vascular disease (regarding the CVProfilor® MD-3000 System). Third party reimbursement to physicians is a complex matter and varies region-by-region. If the CVProfilor® DO-2020 System fails to achieve market acceptance due to lack of appropriate third party reimbursement to physicians, the failure of arterial elasticity parameters to be perceived as reliable and clinically beneficial or any other factors which cause a lack of acceptance by physicians, we will likely be forced to cease operations.

Our marketing strategy may result in lower revenues. We have focused our CVProfilor® DO-2020 marketing efforts on a “per-patient-tested” marketing strategy which we believe has a number of significant advantages for physicians over the more traditional product “sales” strategy. Our pricing under this “per-patient-tested” is as follows: a physician leases the CVProfilor® DO-2020 System for a period of one year, paying a $45 per test, subject to minimum monthly fee of $450. The per-patient-tested marketing strategy has one significant drawback for us over the more traditional product capital acquisition or “sales” strategy. This per-patient-tested rental approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 under this pricing follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period, the receipt of which cannot be assured. Additionally, we cannot assure you that our marketing strategy will result in greater revenue, immediately or over time, than revenue which would have been realized from the sale of the CVProfilor® DO-2020 System. While we believe that the per-patient-tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach or “sales” approach, this may not be true. Additionally, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020, which cannot be assured.

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

Our physician customers are dependent upon the availability of third party reimbursement to the physician and/or direct patient payment. While the cost of our products and services are reimbursed by certain private health coverage insurers and payer organizations, Medicare and certain of the private health coverage insurers and other payer organizations do not provide reimbursement for our products and services. The availability of third party reimbursement for our medical products and services may affect the physician’s decision to use our products and services. As a result, our financial performance may be impacted by the availability of reimbursement, if any, for the cost of our products and services from government health administration authorities, private health coverage insurers and other payer organizations. Our experience has shown that reimbursement for the cost associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenue. We cannot assure you that patients will be willing to pay for our products at prices, which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.

We operate in an intensely competitive market. Competition from medical devices, or other medical measures, that are used to screen patients for cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our products will also compete with traditional blood pressure testing by means of a standard sphygmomanometer, which, as a stand-alone product, is substantially less expensive than our products. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience, and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics and hospitals, and other purchasing organizations which may act as a barrier to market entry for our products. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing, marketing or obtaining third party reimbursement for their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

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

We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business. By way of example, we currently obtain our Arterial PulseWaveTM Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with Apollo Research Corp., or Apollo, our sole supplier of this component. In January 2001, we were advised by Apollo that they could not assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for production of approximately 600 of our products, which based upon our current estimates should be sufficient for two years of production. Similarly, we were also advised by Colin Medical Instruments Corp. , our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor. We currently have an inventory of such monitors, which we believe would be sufficient for two years of production. If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

We lack significant sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System in December 1998 and currently have a very limited sales force. We commenced marketing of the CVProfilor® DO-2020 System in March 2001 and have yet to generate any significant revenue based on placements of it. We have not yet developed a nationwide distribution network for our products. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our products. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our products. Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our products. Our ability to expand product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support, and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

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

We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management personnel, particularly our Chief Executive Officer and Chairman, Mark N. Schwartz, our President and Secretary Greg H. Guettler, our Senior Vice President, Finance and Administration and Chief Financial Officer, James S. Murphy and our Managing Director - Sales, William R. Sotka. We do not have key-person life insurance on these key personnel. The employment agreements of Mr. Guettler and Mr. Murphy have expired by their terms and therefore, such employees, including Mr. Sotka, are employed at-will by us. Our future success will depend on our ability to attract and retain highly qualified personnel. The Schwartz Group is in control of the Company and therefore will be able to effect changes in the management and other personnel of the Company. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.

We have a limited number of personnel and the loss of one or more of them may adversely affect our operations. We currently employ eight employees and engage the services of several consultants. The loss of one or more of our employees, even if they are not key employees, could result in the interruption of our operations and adversely affect our financial condition and results. There is no assurance that we will be able to timely employ replacement personnel or engage the temporary services of consultants in the event that we suffer the loss of one or more of our employees.

If we are unable to protect our proprietary technology, our business will suffer. Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eleven issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within several other U.S. patents from the Regents of the University of Minnesota. Additionally, there are several issued patents which also describe technology involving our products and which may offer us some further protection. Twenty-five patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, and/or the non-invasive determination of cardiac output.

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

Regulation in the United States. Under the 1976 amendments to the Federal Food, Drug and Cosmetic Act, or the FDCA, and related regulations, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

Our CVProfilor® DO-2020 System was cleared for marketing in the U.S. by the Food and Drug Administration, or the FDA. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances if the CVProfilor® DO-2020 System fails to comply with regulatory standards or if we encounter unforeseen problems following initial marketing. In order to obtain FDA clearance for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-9001, EN-46001 and ISO-13485 registered. Failure to receive future necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on our business, financial condition and results of operations.

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

Regulation by Foreign Governments. As a part of our marketing strategy, we are pursuing commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. Although we believe that our products can be exported without us having obtained FDA clearance for the marketing of the products in the U.S., there is no assurance that the FDA may not take a contrary position, in which case we could not export our products without first obtaining FDA clearance of the products for marketing in the U.S., which would be an expensive and time consuming process. Export sales of our products may be subject to general U.S. export regulations. Additionally, we are required to obtain an FDA export permit for our CVProfilor® DO-2020 and to obtain this export permit, we may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located.

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

In order to obtain a CE Mark for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-9001, EN-46001 and ISO-13485 registered. Further, because both the HDI/PulseWave™ CR-2000 Research System and the CVProfilor® MD-3000 System display the CE mark, they must conform to European Council Directive 93/42/EEC regarding Medical Devices.

Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products and our CDMF will enable compliance with the regulations under HIPAA and with the final rule under HIPAA adopting standards for electronic healthcare transmissions and code sets to be used in those transmissions. However, we cannot assure you that we will be able to comply with the proposed regulations or final standards in a timely manner or at all. If any of our products or the services associated with those products is subject to those regulations, we may be required to incur additional expenses in order to comply with these requirements. We may not be able to comply with them in a timely manner or at all. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards. If we are unable to comply with regulations implementing HIPAA in a timely manner or at all, our marketing strategy, the sale of our products and our business could be harmed.

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

Regulations extending to our contractors and customers affect the manufacture and sale of our products. We and the design and manufacturing vendors with whom we contract are subject to regulation by the FDA relating to the design and manufacture of the CVProfilor® DO-2020 System. This regulation includes, but is not limited to, required compliance with the FDA’s Quality System Regulation, or QSR, and equivalent state and foreign regulations. Our failure, or the failure of any of these vendors, to comply with applicable regulations may subject us or one or more of the vendors, or the medical device designed and produced for and by us, to regulatory action. A regulatory action could threaten or cut off our source of supply or cause the FDA to order the removal of the CVProfilor® DO-2020 System from the market. While we believe we could locate and qualify other sources to design or manufacture necessary components, supply interruptions in the meantime may have a materially adverse effect on our business, financial condition and results of operations.

In addition to the regulations directly pertaining to us and our products, many of our potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of our customers could have a material adverse effect on our business, financial condition and results of operations.

Other Risks

We are controlled by the Schwartz Group. We issued shares of Series A Preferred Stock and common stock to a group of investors represented by Alan Stern, Larry Leitner and Mark N. Schwartz, or the Schwartz Group, in the August and February Placements (as described in the section entitled “Recent Sales of Unregistered Securities”), which resulted in the Schwartz Group (specifically, Mark N. Schwartz pursuant to his irrevocable proxy) beneficially owning approximately 56% of our common stock, in the aggregate, on an as-converted basis. As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we will be prohibited from making certain changes to our capital structure and business practices. Further, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in this Offering, of which the Schwartz Group will likely hold the majority, or without the consent of our Board of Directors, of which the Schwartz Group and its designees constitute the majority. As a result, the Schwartz Group not only exercises substantial control over all matters that would require shareholder approval, including electing directors and approving significant corporate transactions, but also exercises control over our operations. In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. This provision of our Articles of Incorporation and the concentration of ownership following the Offering may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.

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

We may be required to offer rescission of certain sales of our securities and may be subject to actions for violations of securities laws. In connection with an offering of our Redeemable Class A Warrants, or the Class A Warrants, which terminated on November 14, 2002, certain Class A Warrants were exercised resulting in the issuance of 57,400 shares of common stock. The exercise of the Class A Warrants during the offering resulted in gross proceeds of $57,400 to the Company. As a result of the exercise of the Class A Warrants in the offering, we also issued our Redeemable Class B Warrants to purchase 57,400 shares of our common stock. The Class A Warrant offering may have violated certain rules regarding issuer tender offers under the Securities Exchange Act of 1934 and the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. There can be no assurance that the Commission will not bring an action against us for violations of federal securities laws. If an administrative order is entered against us, we could be prohibited from engaging in certain types of securities transactions for a period of time. This may hinder our ability to raise additional working capital through the sale of our securities. Furthermore, we could be required to offer persons who participated in our Class A Warrant offering the right to rescind their exercise of the Class A Warrants and, to the extent these participants exercise this rescission right, we would be required to return to them their aggregate Class A Warrant exercise price. In addition, state securities regulators could bring actions against us for violations of state securities laws and seek additional sanctions against us.

Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market. As of September 17, 2004, there were 27,092,385 shares of our common stock issued and outstanding. Of these outstanding shares, 13,671,524 shares are either freely tradeable or eligible for sale under either Rule 144 or Rule 144K.

As of September 17, 2004, we have a total of 43,073,915 shares of common stock, which may be issued upon exercise of the following options or warrants:

▪	453,018 shares of our common stock purchasable through the exercise of our Redeemable Class B Warrants at an exercise price of $1.00 per share;
▪	2,458,500 shares of our common stock purchasable through the exercise of options granted under our 2003 Stock Plan;
▪	339,500 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;
▪	1,123,980 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;
▪	2,266,952 shares of our common stock purchasable through the exercise of other outstanding options and warrants, exercisable at per share exercise prices ranging from $1.50 to $10.00; and
▪	20,763,793 shares of our common stock issuable upon exercise of the Warrants sold in the August and February Placements, and 15,668,172 additional shares of our common stock issuable upon conversion of the Series A Preferred Stock underlying the Warrants.

We also have 10,127,004 shares of our common stock issuable upon conversion of our 843,917 outstanding shares of Series A Preferred Stock.

Moreover, we have registered all the shares of our common stock issuable through our 1995 Long-Term Incentive and Stock Option Plan and our 1998 Stock Option Plan. We have also registered 453,018 shares purchasable through the exercise of our Redeemable Class B Warrants and 1,706,257 shares purchasable through the exercise of all other outstanding options and warrants.

At any time our common stock trades at prices in excess of the exercise or conversion price of the options or warrants, it is possible that the holders of those options or warrants may exercise their conversion or purchase privileges. If any of these events occur, the number of shares of our outstanding common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock.

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

We are subject to certain provisions, which could impede takeovers by third parties even if such a change of control might be beneficial to our shareholders. We have established three classes of directors with staggered terms of office, supermajority voting requirements for business combinations, and the right of the Board of Directors to issue, without shareholder approval, preferred stock on terms set by the Board. We are also subject to certain terms of Minnesota law that could have the effect of delaying, deterring or preventing a change of control, including Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act, which prohibits a Minnesota corporation from engaging in any business combination with any interested shareholder for a period of four years from the date when the person became an interested shareholder unless certain conditions are met.

Minnesota law and our Articles of Incorporation impose limitations on the liability of our directors to our shareholders. Our Articles of Incorporation provide, among other things, that directors, including a person deemed to be a director under applicable law, are not to be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except to the extent provided by applicable law (i) for any breach of the director's duty of loyalty to us or our shareholders, (ii) for acts or omissions, not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) under Sections 302A.559 or 80A.23 of the Minnesota Business Corporation Act, as amended, (iv) for any transaction from which the director derived an improper personal benefit, or (v) for any act or omission occurring prior to the date that the applicable articles became effective. Our Articles further provide that if the Minnesota Business Corporation Act hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the Minnesota Business Corporation Act, as so amended.

ITEM 2. Properties

On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/Saint Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2003 to October 31, 2006. The monthly gross rent, including basic operating expenses, is approximately $6,700. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3. Legal Proceedings

On March 17, 2004, we received a letter from counsel of one of our employees alleging our illegal and unethical reimbursement practices and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, we received a letter from counsel of one of our former employees alleging our failure to pay for accrued vacation time and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, we entered into a binding memorandum of understanding agreeing to settle the foregoing disputes. As settlement in full of these disputes, we agreed to make cash payments and issue shares of freely tradable shares of our common stock to these parties in an aggregate cash amount of $130,000 and shares in an aggregate amount equal to a fair market value of $100,000. We intend to enter into long form agreements setting forth the details of such agreement in the near future.

Except as set forth above, we are not aware of any material pending or threatened legal proceedings, which involve us.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”. Prior to March 21, 2003, our common stock was traded on The Nasdaq SmallCap Market under the ticker symbol “HDII”. As of September 17, 2004, there were: (i) 175 shareholders of record, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) outstanding options or warrants to purchase 6,641,950 shares of our common stock; (iii) outstanding 843,917 shares of Series A Preferred Stock which is convertible into 10,127,004 shares of our common stock; (iv) outstanding 27,092,385 shares of our common stock, of which 13,671,524 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144K, and (v) 60,379,830 shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low sales price information, for our common stock as reported by The Nasdaq SmallCap Market and, commencing March 21, 2003, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
	High	Low
Fiscal 2004
First Quarter	$0.60	$0.28
Second Quarter	0.50	0.18
Third Quarter	0.45	0.18
Fourth Quarter	0.36	0.15

Fiscal 2003
First Quarter	$1.22	$0.59
Second Quarter	0.85	0.19
Third Quarter	0.50	0.10
Fourth Quarter	0.35	0.14

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

Option Grants

During the six months ended June 30, 2004, we granted options to purchase up to an aggregate of 319,500 shares of common stock under our 1998 and 2003 Stock Option Plans to two employees and certain outside independent consultants. The employees’ options vest over three (3) years and the consultants’ options vest over the period commencing January 15, 2004 and ending December 31, 2004. Exercise prices for all the option grants range from $0.22 to $0.35 per share.

On December 18, 2003, we granted options to purchase an aggregate of 2,245,000 shares of common stock, pursuant to our 2003 Stock Plan, to certain members of our Board of Directors and employees. The options vest over three (3) years, commencing December 18, 2003, and have an exercise price of $0.20 per share.

August 28, 2003 Unit Placement

On August 28, 2003, we completed the August Placement, of 585,980 Units, to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and warrants which entitle the holders thereof to acquire an aggregate of 2,050,955 shares of Series A Preferred Stock and 32,616,079 shares of our Common Stock as follows:

• Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of Series A Preferred Stock at an exercise price of $2.04 per share;
• Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share;
• Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of Series A Preferred Stock at an exercise price of $2.64 per share;
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

Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. We also paid sales commissions in the amount of $162,375 and issued warrants to placement agents to purchase shares of common stock at an exercise price of $.25 per share for services rendered. As of June 30, 2004, 850,695 placement agent warrants were exercisable and such warrants expire in August 2008. Based upon the manner of sale and representations by the investors, this issuance was exempt from registration under Rule 506 of Regulation D, as this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Act.

February 9, 2004 Unit Placement

On February 9, 2004, we completed the February Placement, of 118,113 Units, comprised of 118,113 shares of Series A Preferred Stock, 1,878,365 shares of our common stock, purchase warrants which entitle the holders thereof to acquire an aggregate of 295,295 shares of Series A Preferred Stock and 4,695,935 shares of common stock as follows:

• Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 118,113 shares of Series A Preferred Stock at an exercise price of $2.04 per share;
• Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,878,365 shares of common stock at an exercise price of $0.17 per share;
• Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 94,496 shares of Series A Preferred Stock at an exercise price of $2.64 per share;
• Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,502,702 shares of common stock at an exercise price of $0.22 per share;
• Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 82,686 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and
• Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,314,868 shares of common stock at an exercise price of $0.30 per share.

Gross proceeds from this offering were $461,370 and net proceeds were $413,121. Based upon the manner of sale and representations by the investors, this issuance was exempt from registration under Rule 506 of Regulation D, as this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Act.

As a result of the February and August Placements, Mark N. Schwartz obtained voting control (through his ownership of shares of common stock, Series A Preferred Stock, and pursuant to the irrevocable proxies described above) of approximately 60 percent of our voting securities.

As a condition to the August Placement, each of the Investors in the August Placement entered into a Shareholders’ Agreement, Voting Agreement, with an irrevocable proxy, and Registration Rights Agreement. The Shareholders’ Agreement contains provisions relating to, among other things, preemptive rights, rights of first refusal and approval of certain transactions. The Voting Agreement provides, among other things, that each party to the Voting Agreement will agree to vote all of the Stock (which means shares of common stock, preferred stock and any other class of our equity securities and shall include any shares of common stock issuable upon exercise, exchange or conversion of securities exercisable or exchangeable for or convertible into shares of our common stock) held by such party in favor of certain composition of the Board and an increase in the number of shares of authorized common stock. To effectuate the Voting Agreement, each Investor executed a proxy in favor of Mark N. Schwartz with respect to all shares of Stock owned by such Investor. Pursuant to the Registration Rights Agreement, during the period commencing 120 days after the final closing of the Unit Placement and expiring 48 months after the final closing of the Unit Placement, the holders of the Units are entitled to a one-time demand that we effect as soon as practicable the registrations of the certain components of the Units, subject to customary restrictions. The Registration Rights Agreement also grants the Investors certain registration rights commonly called “piggy-back” registration rights.

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

Bridge Financing Loans

To facilitate our continued operations pending a closing of the August Placement, we obtained $20,000 bridge financing loans on August 4, 2003 from each of Kenneth W. Brimmer, a Director, and James S. Murphy, our Senior Vice President, Finance and Administration, and Chief Financial Officer. On August 15, 2003, we obtained an additional $75,000 bridge financing loan from Dr. Jay N. Cohn, a Director. The bridge financing loans were each evidenced by unsecured promissory notes (collectively, the “Bridge Financing Notes”). The Bridge Financing Notes accrued interest at the annual rate of 8% and were due on demand of the holder at any time after September 1, 2003. In connection with the August Placement, the principal amounts due under the Bridge Financing Notes were automatically converted into 29,440 Units in the August Placement at the same rate as a cash investment.

Satisfaction of the Notes

Pursuant to a Subscription Agreement dated March 27, 2002, we issued three-year 8% Convertible Notes (the “Notes”) to Alpha, Stonestreet, Palisades, Ellis and Bristol in an aggregate principal amount of $2,000,000.

On August 28, 2003, we closed the transactions under a Conversion Agreement with Alpha, Stonestreet and Ellis (collectively, the “Holders”), the remaining holders of the Notes, for the complete satisfaction and discharge of all amounts and obligations under the Notes, including any penalties relating to the Notes. As of August 1, 2003, all principal and interest under the Notes of Bristol and Palisades had been converted into shares of our common stock pursuant to the terms of the Notes.

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

Each of the Holders also executed and delivered an irrevocable proxy in favor of Mark N. Schwartz to vote in favor of the Proposal and such other matters (provided such matters do not adversely affect the rights of the Holders) as may be presented at meetings of our shareholders during the term of the proxy. The proxy executed by the Holders expired on November 3, 2003, one (1) business day following the record date established for the Annual Meeting of Shareholders which was held on December 3, 2003.

Agreement with HRI

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

Agreement with Makefield Securities Corporation

In September 2001, we entered into a consulting agreement for investor communications and public relations consulting services with Makefield Securities Corporation. In consideration for rendering consulting services valued at $47,300, we issued 10,000 shares of our common and a three-year warrant to purchase 10,000 shares of common stock at an exercise price of $7.50 per share. Based on the manner of sale and representations of Makefield Securities Corporation, we believe that this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) and was, therefore, exempt from the registration requirements thereof.

Agreement With Hyperion Partners Corp.

In connection with our initial engagement of Hyperion Partners Corp. pursuant to an engagement letter dated November 8, 2001, we issued an aggregate of 10,000 shares of our common stock and three-year warrants to purchase up to an aggregate of 10,000 shares of our common stock at an exercise price of $4.56 per share to Paul T. Mannion, Andrew S. Reckles, Vincent S. Sbarra and Hyperion Holdings, LLC. These securities were rendered in consideration for services rendered and valued at $54,200. Based on the manner of sale and representations of the offerees, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Act and was, therefore, exempt from the registration requirements thereof.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries. We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor ® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System.

▪	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE 0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

▪	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program (as opposed to a capital sale approach) will allow us to accelerate the rate of product acceptance in the medical marketplace and should allow physician usage fees to eventually generate the majority of our revenue.

▪	The CVProfilor® MD-3000 System is being marketed through exclusive distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.

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

Research and Development. We did not incur any research and development costs for the fiscal years ended June 30, 2004 and 2003.

Results of Operations

As of June 30, 2004, we had an accumulated deficit of $(23,250,349), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of June 30, 2004, we had cash and cash equivalents of $1,378,293. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2004.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2004 and 2003, respectively:

	Fiscal Year Ended June 30, 2004
		Equipment	Equipment	Service/	Inventory
	Total	Sales	Rental	Contract	Reserve

Revenue	$1,074,515	$303,025	$435,354	$336,136	$—
Cost of Sales	175,904	35,891	99,816	40,197	—
Gross Profit	$898,611	$267,134	$335,538	$295,939	$—

	Fiscal Year Ended June 30, 2003
		Equipment	Equipment	Service/	Inventory
	Total	Sales	Rental	Contract	Reserve

Revenue	$775,336	$271,185	$295,604	$208,547	$—
Cost of Sales	981,857	54,124	56,693	21,040	850,000
Gross Profit (Loss)	$(206,521)	$217,061	$238,911	$187,507	$(850,000)

Total Equipment Sales Revenue for the fiscal year ended June 30, 2004 was $303,025, compared to $271,185 for the fiscal year ended June 30, 2003. Revenue relating to international equipment sales was $121,745 for the fiscal year ended June 30, 2004 and $207,935 for the fiscal year ended June 30, 2003. The decrease in Total Equipment Sales Revenue is mainly due to our focus away from solely the sales of CR-2000 Research Systems to a combination of sales of CR-2000 Research Systems and rental revenue from the placement of our CVProfilor® DO-2020 Systems generating revenue on a per patient-tested rental program. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. This shift is our strategic focus began in the fourth quarter of fiscal year 2001.

Placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 System and delays in integrating the CVProfilor ® DO-2020 System into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of the CVProfilor® DO-2020 System and increasing the physician utilizations of such systems placed. Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We are pursuing discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have also focused on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses.

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

For the fiscal year ended June 30, 2004, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $435,354, compared to $295,604 for the fiscal year ended June 30, 2003.

For the fiscal year ended June 30, 2004, Service/Contract Income was $336,136, compared to $208,547 for the fiscal year ended June 30, 2003. $285,220 of the $336,136 amount and $138,880 of the $208,547 amount represent contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

At June 30, 2003 and 2004, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 include a corresponding charge of $850,000 related to this write-down.

Total selling, general and administrative expenses for the fiscal year ended June 30, 2004 were $2,718,552 compared to $3,377,952 for the fiscal year ended June 30, 2003. The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30
	2004	2003

Wages, related expenses and benefits	$901,085	$712,475
Patents and related expenses	28,209	50,662
Outside consultants	147,808	505,966
Rent (building/equipment) and utilities	96,002	102,927
Insurance-general and directors/officers liability	75,872	85,332
Selling, marketing and promotion, including applicable wages	776,769	1,032,160
Legal and audit/accounting fees	328,631	245,810
Royalties	22,106	18,663
Depreciation and amortization	93,093	164,135
Convertible debt private placement expenses	—	45,198
Related party receivable write-off	—	117,000
Other-general and administrative	248,977	297,624
Total selling, general and administrative expenses	$2,718,552	$3,377,952

Wages, related expenses and benefits increased from $712,475 to $901,085 for the fiscal years ended June 30, 2003 and June 30, 2004, respectively. Our number of employees decreased from twelve as of June 30, 2003 to eight as of June 30, 2004. In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses, which included the reduction in the number of our employees, transitioning some employees to part-time employment status and the reduction in salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. Included in the $901,085 expense amount for the fiscal year ended June 30, 2004 is an accrued compensation charge of $238,000 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. Also included in the $901,085 expense amount is an accrued compensation charge of $230,000 that pertains to a tentative agreement regarding compensation due to two former employees.

Outside consultants expense decreased from $505,966 for the fiscal year ended June 30, 2003 to $147,808 for the fiscal year ended June 30, 2004. Included in the $505,966 expense amount for the fiscal year ended June 30, 2003 is a non-cash expense charge of $400,000 that relates to a Consulting Agreement for investor communications and public relations consulting services with HRI Consultants. In consideration for the consulting services, we issued 300,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $1.50 per share. The fair value of the issued shares and warrants was based on the agreed upon contract price of $400,000. This Consulting Agreement involved various services to be performed, including the following: introduce us to various interested parties in the financial community; assist and consult us with respect to our relations with brokers, dealers, analysts and other investment professionals; and financial public relations generally. The fair value of this agreement was expensed as services were provided.

Selling, marketing and promotion expense decreased from $1,032,160 for the fiscal year ended June 30, 2003 to $776,769 for the fiscal year ended June 30, 2004. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices. The decrease in our number of employees accounted for most of this decrease in expenses.

Legal and audit/accounting fees increased from $245,810 to $328,631 for the fiscal years ended June 30, 2003 and 2004, respectively. This increase was due primarily to additional expenses incurred in connection with the filing of registration statements, other reports and communications with the U.S. Securities and Exchange Commission.

In December 2001, we entered into a full recourse note agreement with one of our shareholders. Due to the uncertainty surrounding collectability of this receivable, the full amount, $117,000, was written off during the fiscal year ended June 30, 2003.

Interest income was $30,705 and $19,929 for the fiscal years ended June 30, 2004 and 2003, respectively. This increase was attributable to an increase in our cash and cash equivalents from $90,335 at June 30, 2003 to $1,378,293 at June 30, 2004.

Interest expense was $50,713 and $237,837 for the fiscal years ended June 30, 2004 and 2003, respectively. A further breakdown of the components of interest expense is as follows:

	Fiscal Year Ended June 30
	2004	2003
Convertible Notes Payable:
8% interest on outstanding principal balances	$1,205	$72,701
Fair value basis allocation to the five-year warrants to purchase
250,000 shares of common stock ($315,789), being amortized
on a straight-line basis over the three (3) year term of the debt
agreement and as the debt is converted	48,531	165,136
Other - miscellaneous	977	—
Total Interest Expense	$50,713	$237,837

Net loss was $(1,839,949) and $(3,802,381) for the fiscal years ended June 30, 2004 and 2003, respectively. For the fiscal year ended June 30, 2004, basic and diluted net loss per share was $(.08), based on weighted average shares outstanding of 21,745,234. For the fiscal year ended June 30, 2003, basic and diluted net loss per share was $(.45), based on weighted average shares outstanding of 8,384,078.

Liquidity and Capital Resources

Cash and cash equivalents had a net increase of $1,287,958 and a net decrease of $(1,733,903) for the years ended June 30, 2004 and June 30, 2003, respectively. The significant elements of these changes were as follows:

		Fiscal Year Ended June 30
Net cash used in operating activities:		2004	2003
— net loss, as adjusted for non-cash items		$(1,570,893)	$(3,001,933)

— (increase) decrease in accounts receivable:	(A)	(83,359)	(B) 55,258
- (A)    $100,710 accounts receivable balances were recorded in June 2004 regarding the sale of four (4) CR-2000 Research Systems.

- (B)    $104,500 accounts receivable balance regarding one customer was recorded in June 2002 pertaining to a service warranty contract covering an 18-month period; this amount was received in July 2003.

— decrease in related party note receivable: - (C) This amount pertains to a non-trade receivable/interest bearing loan to a shareholder in December 2001 that was written off in fiscal year 2003.		_____	(C) 117,000
— decrease in inventory:		75,229	(D) 913,249
- (D) $850,000 of this amount pertains to the establishment of an allowance for excess inventory based on estimated future usage and sales.	(E)
— increase in accrued payroll and payroll taxes:		269,091	27,258
- (E) $238,000 of this amount relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
— (decrease) increase in deferred revenue:	(F)	(148,753)	49,053
- (F) $118,720 of this amount pertains to contract income regarding our agreement with a pharmaceutical company to provide services at certain hypertension and cardiology meetings.
Net cash provided by financing activities:
— issuance of preferred stock and common stock:	(G)	2,767,338	57,400
- (G) $2,286,504 of this amount pertains to the private placement of preferred stock and common stock in August 2003 and February 2004.

We have incurred operating losses and have not generated positive cash flow from operations. As of June 30, 2004, we had an accumulated deficit of $(23,250,349).

As of June 30, 2004, we had cash and cash equivalents of $1,378,293 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2004.

Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We are pursuing discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have also focused on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses. Within the next twelve months, we also do not anticipate devoting any funds to research and development activities.

In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan included the reduction in the number of our employees, transitioning some employees to part-time employment status and reducing salaries of executive management. The reduction in salaries of executive management amounted to approximately $112,000 for the period late December 2002 through late June 2003. Executive management salaries were restored to their original levels in late June 2003. While these measures reduced the rate at which we used our available cash, they have compromised, and will continue to, compromise our ability to pursue and generate placements of our CVProfilor ® DO-2020 Systems and sales of our CR-2000 Research Systems. Until we increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue.

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

We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “August Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering (the “February Placement”) of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In August 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794.

ITEM 7. Financial Statements

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2004 and 2003

Hypertension Diagnostics, Inc.

Financial Statements
Years Ended June 30, 2004 and 2003

Contents

Reports of Independent Registered Public Accounting Firms	40
Audited Financial Statements

39

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hypertension Diagnostics, Inc.

We have audited the balance sheet of Hypertension Diagnostics, Inc. as of June 30, 2003, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. at June 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Minneapolis, Minnesota
August 15, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.

We have audited the accompanying balance sheet of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2004 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
August 25, 2004

Hypertension Diagnostics, Inc.

Balance Sheets

	June 30
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$1,378,293	$90,335
Accounts receivable	207,710	124,351
Interest receivable	8,920	14,710
Inventory	224,824	333,241
Prepaids and other current assets	55,497	39,876
Total Current Assets	1,875,244	602,513

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,260,549	1,222,169
Less accumulated depreciation and amortization	(915,619)	(722,712)
	362,132	516,659

Prepaid Offering Expenses	—	29,002
Other Assets	6,530	6,730
Total Assets	$2,243,906	$1,154,904

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$84,802	$101,821
Accrued payroll and payroll taxes	520,864	251,773
Convertible notes payable	—	481,492
Deferred revenue	—	153,553
Other accrued expenses	26,054	43,910
Total Current Liabilities	631,720	1,032,549

Deferred Revenue, less current portion	4,800	—

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--803,484 and -0-
at June 30, 2004 and 2003, respectively	8,035	—
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares-- 26,449,378 and 10,291,088
at June 30, 2004 and 2003, respectively	264,494	102,911
Additional paid-in capital	24,585,206	21,429,844
Accumulated deficit	(23,250,349)	(21,410,400)
Total Shareholders' Equity	1,607,386	122,355
Total Liabilities and Shareholders' Equity	$2,243,906	$1,154,904

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30
	2004	2003

Revenue:
Equipment sales	$303,025	$271,185
Equipment rental	435,354	295,604
Service/contract income	336,136	208,547
	1,074,515	775,336
Cost of Sales	175,904	981,857
Gross Profit (Loss)	898,611	(206,521)

Expenses:
Selling, general and administrative	2,718,552	3,377,952
Total Expenses	2,718,552	3,377,952
Operating Loss	(1,819,941)	(3,584,473)

Other Income (Expense):
Interest income	30,705	19,929
Interest expense	(50,713)	(237,837)
	(20,008)	(217,908)
Net Loss	$(1,839,949)	$(3,802,381)

Basic and Diluted Net Loss per Share	$(.08)	$(.45)
Weighted Average Shares Outstanding	21,745,234	8,384,078

See accompanying notes.

Hypertension Diagnostics, Inc.

Statement of Shareholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2002	—	$—	6,495,577	$64,956	$20,044,153	$(17,608,019)	$2,501,090
Value of stock options, Common
Stock and warrants issued
in lieu of cash	—	—	300,000	3,000	397,000	—	400,000
Conversion of notes payable and
accrued interest into Common Stock	—	—	3,438,111	34,381	931,865	—	966,246
Class A Redeemable Warrants
exercised	—	—	57,400	574	56,826	—	57,400
Net loss	—	—	—	—	—	(3,802,381)	(3,802,381)
Balance at June 30, 2003	—	—	10,291,088	102,911	21,429,844	(21,410,400)	122,355
Private placement of Preferred
Stock and Common Stock at
$3.9064 per Unit (August 2003
and February 2004), net of
expenses of $463,867	704,093	7,041	11,197,231	111,972	2,167,491	—	2,286,504
Purchase of warrants	—	—	—	—	100	—	100
Value of stock options, Common
Stock and warrants issued
in lieu of cash	—	—	—	—	15,662	—	15,662
Conversion of notes payable
and accrued interest into
Common Stock	—	—	3,328,936	33,290	508,690	—	541,980
Warrants exercised	99,391	994	1,580,623	15,806	454,664	—	471,464
Stock options exercised			51,500	515	8,755	—	9,270
Net los	—	—	—	—	—	(1,839,949)	(1,839,949)
Balance at June 30, 2004	803,484	$8,035	26,449,378	$264,494	$24,585,206	$(23,250,349)	$1,607,386

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Year Ended June 30
	2004	2003
Operating Activities:
Net loss	$(1,839,949)	$(3,802,381)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of stock options, Common Stock and warrants
issued in lieu of cash	15,662	400,000
Depreciation	192,907	217,429
Amortization	—	3,400
Amortization of debt discount	48,531	165,136
Interest expense - converted to Common Stock	11,956	14,483
Change in operating assets and liabilities:
Accounts receivable	(83,359)	155,258
Interest receivable	5,790	(9,640)
Related party note receivable	—	117,000
Inventory	75,229	913,249
Prepaids and other assets	13,581	20,460
Accounts payable	(17,019)	(47,485)
Accrued payroll and payroll taxes	269,091	27,258
Deferred revenue	(148,753)	49,053
Other accrued expenses	(17,856)	(14,523)
Net cash used in operating activities	(1,474,189)	(1,791,303)

Investing Activities:
Purchase of property and equipment	(5,191)	—
Net cash used in investing activities	(5,191)	—

Financing Activities:
Issuance of Preferred Stock and Common Stock	2,767,338	57,400
Net cash provided by financing activities	2,767,338	57,400
Net increase (decrease) in cash and cash equivalents	1,287,958	(1,733,903)
Cash and cash equivalents at beginning of period	90,335	1,824,238
Cash and cash equivalents at end of period	$1,378,293	$90,335

Supplemental Cash Flow Information:
Cash paid for interest	$977	$80,024

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$541,980	$966,246
Transfer of asset from inventory to property and equipment	33,188	147,701

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

1.     Organization and Significant Accounting Policies

Description of Business

Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2004 and 2003, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized. The Company maintains cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2004 and 2003.

Property and Equipment

Property and equipment are stated at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Depreciation is computed principally using the straight-line method. Estimated useful lives for leasehold improvements is the shorter of the lease term or estimated useful life and 5-7 years for furniture and equipment.

Patents

Costs incurred in obtaining patents and trademarks are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. To date, no such losses have been recognized.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

1.     Organization and Significant Accounting Policies (Continued)

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

Research and Development Costs

All research and development costs are charged to expense as incurred. The Company did not incur any research and development costs for the fiscal years ended June 30, 2004 and 2003.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

Inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials. At both June 30, 2004 and 2003, the Company established a reserve of $850,000 related to excess inventory quantities on hand.

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

Stock-Based Compensation

The Company accounts for stock-based transactions under SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB Opinion No. 25 (as interpreted by FIN 44) for measurement and recognition of stock-based transactions with employees and non-employee directors. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at grant date, no compensation cost has been recognized for stock options issued to employees and non-employee directors under the stock option plans. Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123 and related interpretations.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

1.     Organization and Significant Accounting Policies (Continued)

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

	Year Ended June 30
	2004	2003

Net Loss:
As reported	$(1,839,949)	$(3,802,381)
Fair value compensation expense	(184,100)	(284,275)
Pro forma	$(2,024,049)	$(4,086,656)

Basic and Diluted Net Loss per Share:
As reported	$(0.08)	$(0.45)
Fair value compensation expense	(0.01)	(0.04)
Pro forma	$(0.09)	$(0.49)

Stock Based Compensation:
As reported	$—	$—
Fair value compensation expense	(184,100)	(284,275)
Pro forma	$(184,100)	$(284,275)

Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal year 2004 and fiscal year 2003 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2004	3.20%	None	5 years	1.069 - 1.247
June 30, 2003	2.46%	None	5 years	.915

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

2.     Liquidity

The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to fund operations. In connection with private placement offerings by the Company in August 2003 and February 2004, the Company issued warrants to purchase common stock and Series A Preferred Stock. These warrants, if exercised, will provide the Company with additional cash to fund its operations. The following is a summary of the proceeds available to the Company from the exercise of warrants scheduled to occur during fiscal year 2005:

		Potential Proceeds
November 2004:
●	118,113 shares of Series A Preferred Stock at $2.04 per share	$ 240,951
●	1,878,365 shares of common stock at $0.17 per share	319,322
●	131,391 shares of Series A Preferred Stock at $2.04 per share	268,038
●	2,089,511 shares of common stock at $0.17 per share	355,217

February 2005:
●	468,797 shares of Series A Preferred Stock at $2.64 per share	1,237,624
●	7,455,114 shares of common stock at $0.22 per share	1,640,125
		$4,061,277

Of the $4,061,277, the Company has received commitment letters from certain warrantholders to exercise their warrants that will generate approximately $568,000 in proceeds to the Company.

3.     Income Taxes

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2004	2003
Tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0
Effective income tax rate	—%	—%

At June 30, 2004, the Company has net operating loss carry forwards totaling approximately $18,896,000 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

2010	$548,000
2011	364,000
2012	772,000
2013	1,109,000
2019	2,124,000
2020	3,253,000
2021	2,132,000
2022	3,607,000
2023	3,223,000
2024	1,764,000
$18,896,000

No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

3.     Income Taxes (Continued)

Components of deferred tax assets are as follows:

	June 30
	2004	2003
Loss carry forwards	$7,218,000	$6,512,000
Inventory Reserve	340,000	340,000
Less valuation allowance	(7,558,000)	(6,852,000)
Net deferred tax assets	$—	$—

4.     Convertible Notes Payable

On March 27, 2002, the Company completed a private placement to five investors consisting of 8% Convertible Notes in the aggregate principal amount of $2,000,000. The Convertible Notes were due on March 27, 2005 and bore interest at an annual rate of 8%. At the date of any conversion of the Convertible Notes to shares of common stock, the investor(s) could have elected to receive the applicable accrued interest in cash or shares of common stock. The Convertible Notes were not secured. The Convertible Notes were convertible into the Company’s common stock at a conversion price initially set at 80% of the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date. As of March 27, 2002, the conversion price was $2.5072. The conversion price was subject to downward adjustment if the closing bid price of common stock was less than the initial conversion price for twenty consecutive trading days. In connection with the private placement, the Company also issued to the investors five-year warrants to purchase up to an aggregate of 250,000 shares of common stock. The warrants have an exercise price of $3.3925, which was 115% of the closing bid price of common stock as of the closing date. The warrants expire in March 2007.

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

During the fiscal year ended June 30, 2003, $951,763 of Convertible Notes principal, and $14,483 of accrued interest relating to this principal amount, were converted into 3,438,111 shares of common stock. During the period March 27, 2002 through June 30, 2002, $518,213 of Convertible Notes principal, and $5,163 of accrued interest relating to this principal amount, were converted into 574,748 shares of common stock. The relative fair value of the warrants was recorded as a discount against the carrying value of the Convertible Notes. The Debt Discount is being amortized on a straight-line basis over three (3) years, the term of the debt agreement, and as the debt is converted. As of June 30, 2003, the balance of the Convertible Notes Payable was $530,023 and the corresponding discount related to the debt was $48,531. In July 2003, $12,000 of Convertible Notes principal was converted into 90,169 shares of common stock.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

4.     Convertible Notes Payable (Continued)

On August 28, 2003, the Company closed the transactions under a Conversion and Voting Agreement dated August 1, 2003 (“Conversion Agreement”) with Alpha Capital Aktiengesellschaft (“Alpha”), Stonestreet Limited Partnership (“Stonestreet”) and Ellis Enterprises Ltd. (“Ellis”) (collectively, the “Holders”), the remaining holders of the Notes, for the complete satisfaction and discharge of all amounts and obligations under the Notes, including any penalties relating to the Notes. As of August 1, 2003, all principal and interest under the Notes of the other two investors had been converted into shares of common stock pursuant to the terms of the Notes.

Pursuant to the Conversion Agreement, the Holders converted 1/3 of the outstanding principal and accrued but unpaid interest as of July 10, 2003 into 1,472,168 shares of common stock. The rate of this conversion was one share of common stock for each $.12 of outstanding principal and accrued but unpaid interest. Further, the Company issued to the Holders 1,766,599 shares of common stock in connection with the satisfaction of the remaining 2/3 of the outstanding principal and accrued but unpaid interest (a rate of conversion of 1 share of common stock for each $.20 of outstanding principal and accrued but unpaid interest). As of July 10, 2003, there was $518,023 in outstanding principal and $11,957 in accrued but unpaid interest relating to the Notes.

Each of the Holders also executed and delivered an irrevocable proxy in favor of Mark N. Schwartz, the Company’s Chief Executive Officer, to vote on certain matters (provided such matters do not adversely effect the rights of the Holders) as may be presented at meetings of the Company’s security holders during the term of the proxy. The proxy executed by the Holders expired on November 3, 2003, one (1) business day following the record date established for the Annual Meeting of Shareholders which was held on December 3, 2003.

5.     Shareholders’ Equity

In July and August 1998, the Company issued 2,587,500 units, each consisting of one share of common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which entitles the holder to purchase one share at an exercise price of $5.50 per share, subject to adjustment. The Class A Warrants were subject to redemption by the Company for $.01 per Warrant at any time commencing 90 days after the Effective Date (July 23, 1998), provided that the closing bid price of the common stock exceeded $6.50 (subject to adjustment) for 14 consecutive trading days. Written notice had to precede redemption by 30 days and had to be sent within 10 business days of the 14 consecutive trading day period. Effective January 23, 2001, the Company reduced the exercise price of the Class A Warrant from $5.50 to $5.15 per share of common stock. Effective June 6, 2002, the Company reduced the exercise price of the Class A Warrant from $5.15 to $1.80 per share of common stock. Effective July 25, 2002, the Company reduced the exercise price of the Class A Warrant from $1.80 to $1.25 per share of common stock. Effective October 17, 2002, the Company reduced the exercise price of the Class A Warrant from $1.25 to $1.00 per share of common stock. On November 14, 2002, the Class A Warrant expired.

During the fiscal year ended June 30, 2003, 57,400 Class A Warrants were exercised resulting in gross proceeds to the Company of $57,400. These proceeds were a result of the Company’s offering of Redeemable Class B Warrants (the “Class B Warrant”) to those holders of the Class A Warrants who properly exercised a Class A Warrant during the offering period of June 6, 2002 through November 14, 2002. 57,400 Class A Warrants were exercised at $1.00 per share of common stock and, accordingly, 57,400 Class B Warrants were issued. The Class B Warrants have an exercise price of $5.85 per share of common stock and are subject to redemption by the Company for $.01 per Warrant provided that the closing bid price of the common stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days. Effective June 6, 2002, the Company reduced the exercise price of the Class B Warrant from $5.85 to $2.00 per share of common stock. Effective July 25, 2002, the Company reduced the exercise price of the Class B Warrant from $2.00 to $1.50 per share of common stock. Effective October 17, 2002, the Company reduced the exercise price of the Class B Warrant from $1.50 to $1.00 per share of common stock. As of June 30, 2004, there are a total of 453,018 shares of the Company’s common stock purchasable through the exercise of the Class B Warrants. The Class B Warrants expire on January 23, 2006.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

5.     Shareholders’ Equity (Continued)

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

During the fiscal year ended June 30, 2004, certain employee stock options were exercised resulting in total proceeds to the Company of $9,270.

On August 28, 2003, the Company completed the private placement offering (the “August Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, the Company’s Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), 9,318,866 shares of common stock, and warrants as follows:

▪	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 585,980 shares of Series A Preferred Stock at an exercise price of $2.04 per share;

▪	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 9,318,866 shares of common stock at an exercise price of $0.17 per share;

▪	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 468,797 shares of Series A Preferred Stock at an exercise price of $2.64 per share;

▪	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 7,455,114 shares of common stock at an exercise price of $0.22 per share;

▪	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

▪	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.

As a condition to the August Placement, each of the investors in the August Placement (each, an “Investor” and collectively, the “Investors”) entered into a Shareholders’ Agreement, Voting Agreement, with an irrevocable proxy, and Registration Rights Agreement.

The Shareholders’ Agreement contains provisions relating to, among other things, preemptive rights, rights of first refusal and approval of certain transactions. The Voting Agreement provides, among other things, that each party to the Voting Agreement will agree to vote all of the Stock (which means shares of common stock, preferred stock and any other class of our equity securities and shall include any shares of common stock issuable upon exercise, exchange or conversion of securities exercisable or exchangeable for or convertible into shares of our common stock) held by such party in favor of certain composition of the Board and an increase in the number of shares of authorized common stock. To effectuate the Voting Agreement, each Investor executed a proxy in favor of Mark N. Schwartz with respect to all shares of Stock owned by such Investor. Pursuant to the Registration Rights Agreement, during the period commencing 120 days after the final closing of the Unit Placement and expiring 48 months after the final closing of the Unit Placement, the holders of the Units are entitled to a one-time demand that the Company effect as soon as practicable the registrations of the certain components of the Units, subject to customary restrictions. The Registration Rights Agreement also grants the Investors certain registration rights commonly called “piggy-back” registration rights.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

5.     Shareholders’ Equity (Continued)

Because of the Company’s lack of sufficient authorized common stock, the Company had agreed to seek the approval of shareholders of an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized to at least 150,000,000 shares (or such other number as may be sufficient to allow for the reservation for issuance of all of the shares of common stock underlying each outstanding security convertible or exercisable for or exchangeable into, common stock) (the “Proposal”). In connection with the closing of the August Placement, the Company agreed to call a meeting of shareholders and to obtain the approval of shareholders of the Proposal within 120 days of the final closing of the August Placement. The Company held an Annual Meeting of Shareholders on December 3, 2003 and the shareholders approved the Proposal.

 Bridge Financing Loans

To facilitate continued operations pending a closing of the August Placement, the Company obtained $20,000 bridge financing loans on August 4, 2003 from each of Kenneth W. Brimmer, a Director, and James S. Murphy, the Company’s Senior Vice President, Finance and Administration, and Chief Financial Officer. On August 15, 2003, the Company obtained an additional $75,000 bridge financing loan from Dr. Jay N. Cohn, a Director. The bridge financing loans were each evidenced by unsecured promissory notes (collectively, the “Bridge Financing Notes”). The Bridge Financing Notes accrued interest at the annual rate of 8% and were due on demand of the holder at any time after September 1, 2003. In connection with the August Placement, the principal amounts due under the Bridge Financing Notes were automatically converted into Units in the August Placement at the same rate as a cash investment.

The February Placement

On February 9, 2004, the Company completed an additional private placement offering (the “February Placement”) of 118,113 units (the “Units”) to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. The 118,113 Units are comprised of 118,113 shares of Series A Preferred Stock, 1,878,365 shares of common stock, and warrants as follows:

▪	Nine-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 118,113 shares of Series A Preferred Stock at an exercise price of $2.04 per share;

▪	Nine-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,878,365 shares of common stock at an exercise price of $0.17 per share;

▪	Eighteen-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 94,496 shares of Series A Preferred Stock at an exercise price of $2.64 per share;

▪	Eighteen-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,502,702 shares of common stock at an exercise price of $0.22 per share;

▪	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 82,686 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

▪	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 1,314,868 shares of common stock at an exercise price of $0.30 per share.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

5.     Shareholders’ Equity (Continued)

As a condition to investing in the February Placement, each investor executed an irrevocable proxy in favor of Mark N. Schwartz and joinder agreements agreeing to be bound by the terms of the Shareholders’ Agreement, Voting Agreement and Registration Rights Agreement, which were executed by the investors in the August Placement.

As a result of the February and August Placements, Mark N. Schwartz obtained voting control (through his ownership of shares of common stock, Series A Preferred Stock, and pursuant to the irrevocable proxies described above) of approximately 60 percent of the Company’s voting securities.

 Exercise of Warrants

 In June 2004, the Company issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $471,464. The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock. The Company has granted certain registration rights covering all of the common stock and Series A Preferred Stock sold in the offering to the investors. These warrants relate to the nine-month stock purchase warrants issued in the August 28, 2003 private placement offering. These warrants were exercisable until May 28, 2004. In May 2004, the Company extended the expiration date of these warrants to July 15, 2004. For those warrantholders who exercised at least fifty percent (50%) of the number of shares underlying these warrants by July 15, 2004, the Company further extended the expiration date of their remaining warrants to November 9, 2004.
See Note 12 regarding the additional exercise of stock purchase warrants subsequent to June 30, 2004.

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

June 30, 2004 and 2003

6.     Stock Options and Warrants (Continued)

A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2002	11,500	365,000	$2.28
Granted	(40,000)	40,000	0.31
Exercised	—	—	—
Canceled/forfeited	44,000	(44,000)	3.13
Balance at June 30, 2003	15,500	361,000	1.96
Granted	(18,000)	18,000	0.40
Exercised	—	(1,500)	0.18
Canceled/forfeited	31,500	(31,500)	0.28
Balance at June 30, 2004	29,000	346,000	2.04

At June 30, 2004, there were 346,000 options outstanding having exercise prices between $0.18 and $4.00 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of 3.56 years. The number of options exercisable as of June 30, 2004 and 2003 were 334,600 and 285,500, respectively, at weighted average exercise prices of $2.08 and $2.10 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the years ended June 30, 2004 and 2003 was $0.33 and $0.22 per share, respectively.

On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company, up to a maximum of 750,000 shares. Stock options may be either qualified or nonqualified for income tax purposes. On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000. Under the terms of the 1998 Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The 1998 Option Plan is administered in a similar manner to the 1995 Option Plan.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

6.     Stock Options and Warrants (Continued)

A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2002	606,320	619,680	$3.88
Granted	(507,000)	507,000	0.18
Exercised	—	—	—
Canceled/forfeited	63,800	(63,800)	4.55
Balance at June 30, 2003	163,120	1,062,880	2.07
Granted	(151,000)	151,000	0.24
Exercised	—	(50,000)	0.18
Canceled/forfeited	22,500	(22,500)	4.10
Balance at June 30, 2004	34,620	1,141,380	1.84

At June 30, 2004, there were 1,141,380 options outstanding having exercise prices between $0.18 and $6.12 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of 6.95 years. The number of options exercisable as of June 30, 2004 and 2003 were 1,060,380 and 1,051,380, respectively, at weighted average exercise prices of $1.96 and $2.01 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 2004 and 2003 was $0.16 and $0.13 per share, respectively.

On October 31, 2003, the Board of Directors approved the 2003 Stock Plan (the “2003 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company. Stock options may be either qualified or nonqualified for income tax purposes. Up to a maximum of 4,000,000 shares of common stock and 6,000,000 shares of Series A Preferred Stock may be issued under the 2003 Option Plan. Under the terms of the 2003 Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The 2003 Option Plan is administered in a similar manner to the 1995 and 1998 Option Plans.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

6.     Stock Options and Warrants (Continued)

A summary of outstanding options under the 2003 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2003	—	—	$—
Shares reserved	4,000,000	—	—
Granted	(2,648,500)	2,648,500	0.21
Exercised	—	—	—
Canceled/forfeited	235,000	(235,000)	0.20
Balance at June 30, 2004	1,586,500	2,413,500	0.21

At June 30, 2004, there were 2,413,500 options outstanding having exercise prices between $0.20 and $0.35 that had been granted under the 2003 Option Plan. The outstanding options had a weighted average remaining contractual life of 9.32 years. The number of options exercisable as of June 30, 2004 were 29,250, at a weighted average exercise price of $0.34 per share. The weighted average fair value of options granted under the 2003 Option Plan during the year ended June 30, 2004 was $0.16 per share.

At June 30, 2004, the Company had also granted a total of 1,046,257 options outside the 1995 Option Plan, the 1998 Option Plan and the 2003 Option Plan. These options have exercise prices between $1.70 and $3.70 and a weighted average remaining contractual life of 1.55 years. These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. Of the 1,046,257 options granted, 1,021,257 were granted during the period October 30, 1995 to July 1, 1997 to certain officers, directors and founders of the Company, under which no compensation cost was recognized. The remainder, 25,000 options, were granted for consulting services provided to the Company. The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided. The number of non-Plan options exercisable at June 30, 2004 and 2003 were 1,046,257 and 1,106,257, respectively, at weighted average exercise prices of $1.77 and $1.80, respectively. There were no non-Plan options granted during the years ended June 30, 2004 and 2003, respectively.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

6.     Stock Options and Warrants (Continued)

During the fiscal year ended June 30, 2004, the Company entered into various consulting agreements with eight (8) different individuals. All of these agreements related to providing services to the Company regarding the development of the market for the Company’s CVProfilor® DO-2020 CardioVascular Profiling System. In consideration for the consulting services, the Company agreed to pay certain consulting fees and granted certain stock options. The fair value of the options granted was determined utilizing the Black-Scholes pricing model and the total fair value is being amortized / expensed in accordance with the term of each consulting agreement. The total amount expensed regarding these consulting agreements during the fiscal year ended June 30, 2004 was $15,662. For the year ended June 30, 2003, the Company recognized expense of $400,000 related to the fair value of common stock and warrants issued to a certain party for investor communications and public relations consulting services.

In connection with private equity offerings in 1998, the Company issued warrants to placement agents to purchase shares of common stock at an exercise price of $4.95 per share. The number of placement agent warrants regarding these offerings exercisable at June 30, 2003 was 47,260. These warrants expired in February and March of 2004.

In connection with the August 2003 private placement offering, the Company issued warrants to placement agents to purchase shares of common stock at an exercise price of $.25 per share. The number of placement agent warrants regarding this offering exercisable at June 30, 2004 is 850,695. These warrants expire in August 2008.

In connection with the Company’s initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit. Each unit consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at a purchase price of $5.50 per share. Effective January 23, 2001, the Company reduced the exercise price of the Redeemable Class A Warrant from $5.50 to $5.15 per share of common stock. The warrant component of the Unit expired February 23, 2002. The number of underwriter warrants exercisable at June 30, 2003 was 154,442. These warrants expired on July 22, 2003.

During fiscal year 2002, the Company issued a total of 670,000 warrants which remain outstanding at June 30, 2004. During fiscal year 2003, the Company issued a total of 100,000 warrants which remain outstanding at June 30, 2004. During fiscal year 2004, the Company issued a total of 850,705 warrants which remain outstanding at June 30, 2004. All of the above warrants have exercise prices between $.25 and $10.00 and expire as follows: July 2004 - 300,000; September 2004 - 10,000; November 2004 - 10,000; March 2005 - 100,000; September 2005 - 37,500; December 2005 - 62,500; March 2007 - 250,000; and August 2008 - 850,705.

7.    License Agreement

In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtain a United States patent on any of the technology covered under the agreement (which, in fact, occurred). Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists. Royalties expense was $22,105 and $18,663 in fiscal years 2004 and 2003, respectively.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

8.     Employee Benefit Plan

The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan requires mandatory contributions by the Company. The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral which does not exceed 3% of employee’s compensation. This matching contributions expense amounted to $26,954 and $30,192 in fiscal years 2004 and 2003, respectively.

9.     Commitments

Subsequent to June 30, 1997, the Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months from November 1, 2003 to October 31, 2006. Rent expense was $86,581 and $93,882 in fiscal years 2004 and 2003, respectively.

The following is a schedule of future minimum lease payments due as of June 30, 2004:

Year ending June 30:
2005	$85,070
2006	86,807
2007	32,921
2008	4,394
$209,192

10.    Significant Customers and Credit Risk

Revenue from the Company’s products is concentrated among specific customers in the same industry. The Company generally does not require collateral.

Customers that accounted for more than 10% of total revenue are as follows:

	Year Ended June 30
	2004	2003
Customer A	26.5%	17.9%

As of June 30, 2004 and 2003, receivable from this customer represented 51.5% and 91.6% of total accounts receivable, respectively.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

11.     Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter
June 30, 2004
Revenue	$249	$234	$211	$381
Gross Profit	202	195	173	329
Net (Loss)	(457)	(545)	(485)	(353)
Basic and Diluted
Net (Loss) per Share	(.03)	(.02)	(.02)	(.01)

June 30, 2003
Revenue	$119	$228	$179	$249
Gross Profit (Loss)	103	190	145	(645)
Net (Loss)	(977)	(901)	(561)	(1,363)
Basic and Diluted
Net (Loss) per Share	(.14)	(.12)	(.06)	(.13)

12.     Subsequent Events

On August 6, 2004, the Company issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $191,794. The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock. The Company has granted certain registration rights covering all of the common stock and Series A Preferred Stock sold in the offering to the investors. These warrants relate to the nine-month stock purchase warrants issued in the August 28, 2003 private placement offering. These warrants were exercisable until May 28, 2004. In May 2004, the Company extended the expiration date of these warrants to July 15, 2004. For those warrantholders who exercised at least fifty percent (50%) of the number of shares underlying these warrants by July 15, 2004, the Company further extended the expiration date of their remaining warrants to November 9, 2004.

 Litigation

On March 17, 2004, the Company received a letter from counsel of one of its employees alleging illegal and unethical reimbursement practices, and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, the Company received a letter from counsel of one of its former employees alleging failure to pay for accrued vacation time, and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, the Company entered into a binding memorandum of understanding agreeing to settle the foregoing disputes. As settlement in full of these disputes, the Company agreed to make cash payments and issue shares of freely tradable shares of its common stock to these parties in an aggregate cash amount of $130,000 and shares in an aggregate amount equal to a fair market value of $100,000. The Company intends to enter into long form agreements setting forth the details of such agreement in the near future.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 23, 2004, our Audit Committee of the Board of Directors dismissed Ernst & Young LLP (“Ernst & Young”) as our independent accountants. In connection with its audits for the 2003 and 2002 fiscal years, and through June 23, 2004, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to such disagreements in their reports on the financial statements for such years and subsequent interim period.

On June 23, 2004, our Audit Committee of the Board of Directors engaged Virchow, Krause & Company, LLP as its new independent accountants.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Mark N. Schwartz, and Chief Financial Officer, James S. Murphy, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

Our Articles of Incorporation and Bylaws provide that the Board of Directors is classified into three classes, Class I, II and III, with the members of each class to serve (after an initial transition period) for a staggered term of three years. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. As Class III directors, the terms of Mr. Brimmer and Dr. Cohn expire after fiscal year 2004. Mr. Schwartz was designated as a Class III director with a term expiring after fiscal year 2007. When they were elected to the Board of Directors, Mr. Guettler and Dr. Gerber were designated as Class II directors with terms expiring after fiscal year 2006. Messrs. Leitner and Stern were each designated as a Class I director with terms expiring after fiscal year 2005.

Name	Age	Position	Director Since

Larry Leitner (1)	51	Director	2003
Alan Stern (1)	49	Director	2003
Steven Gerber, M.D. (1)	50	Director	2003
Greg H. Guettler	50	President, Secretary and Director	1997
Mark N. Schwartz	48	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1)	49	Director	1995
Jay N. Cohn, M.D.	74	Director	1988
James S. Murphy	60	Senior Vice President, Finance and Administration and Chief Financial Officer

(1)	Member of the Audit Committee

Larry Leitner - Mr. Leitner is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds, and grains, supplying the snack food, health, food, bakery and bird food industries in North America and Europe. Mr. Leitner is also a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Science degree from North Dakota State University.

   Alan Stern - Mr. Stern is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds and grains, supplying the snack food, health food, bakery and bird food industries in the North America and Europe. Mr. Stern is also a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Arts degree from the City of London School of Business Studies (City University).

   Steven Gerber, M.D. - Dr. Gerber is Managing Director and Director of Research for Wedbush Morgan Securities. From 1997 to 2002, he was Managing Director and Head of Healthcare Research for CIBC Oppenheimer. Dr. Gerber received an MBA from UCLA, an M.D. from Tufts University and a B.A. from Brandeis University. He is also a diplomate of the American Boards of Internal Medicine and Cardiovascular Disease. Dr. Gerber is a member of the Board of Overseers of Tufts University School of Medicine, and a medical expert for the Social Security Administration. He serves on the Boards of Directors of HemaCare Corporation, a publicly-held blood services company, and Immusol, a privately-held biotechnology company.

Greg H. Guettler - Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 25 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, Mr. Guettler was a senior manager at Universal Hospital Services, Inc., or UHS, a nationwide provider of medical devices and “per-use” device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS’s alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory, sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).

Mark N. Schwartz - Mr. Schwartz, prior to joining us, was Chief Financial Officer and served on the Board of Directors of DDD Group plc, a digital media company focused on developing 3D technology for the corporate and consumer markets, which is publicly traded on the London Stock Exchange’s Alternative Investment Market, or AIM. While at DDD, Mr. Schwartz was responsible for arranging the listing and initial public offering of DDD on AIM. Previously, he founded and was Chief Financial Officer of Bodega Latina Corporation, a Latino oriented grocery retailer operating warehouse supermarkets in the Los Angeles area with sales of approximately $150 million. Mr. Schwartz was an investment banker at Credit Suisse First Boston and Donaldson Lufkin & Jenrette, where he secured, structured and negotiated the first round of institutional financing for Starbucks Coffee and also served on their Board of Directors. He received a Bachelor of Arts degree in economics and political science from Claremont McKenna College and a Masters of Business Administration degree with honors from Harvard Business School.

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

(a) Significant Employees

Other than our officers and William R. Sotka, our Managing Director - Sales, there are no employees who are expected to make a significant contribution to our corporation.

(b) Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

(c) Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

(d) Audit Committee

The Board of Directors has an Audit Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Steven Gerber, M.D. Kenneth W. Brimmer is serving on our audit committee as an audit committee financial expert. The Audit Committee operates under an Audit Committee Charter, adopted effective June 5, 2000. Each of the members of the Audit Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards. The Audit Committee of the Board of Directors is responsible for the selection and approving the compensation of the independent auditors, providing independent, objective oversight of our financial reporting system by overseeing and monitoring managements and the independent auditors' participation in the financial reporting process.

Code of Ethics

We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics").

Compliance with Section 16 of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed, with the exception of reports to be filed in connection with certain option grants to directors and officers in December, 2003 (which we believe were filed late), have been filed in a timely manner for the year ended June 30, 2004. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mark N. Schwartz, our Chief Executive Officer and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2004.

Summary Compensation Table

				Long-Term
	Fiscal Year	Annual Compensation		Compensation Awards	All Other
Name and Principal Position	Ended June 30	Salary	Bonus	Securities Underlying Options	Compensation

Mark N. Schwartz	2004	$58,858	$—	—	$—
Chief Executive Officer

Greg H. Guettler	2004	152,413	—	400,000	—
President and Secretary	2003	117,010	—	150,000	—
	2002	152,113	—	25,000	—

Charles F. Chesney	2004	108,609	—	100,000	—
Executive Vice President	2003	117,010	—	150,000	—
and Chief Technology Officer	2002	152,113	—	25,000	—

James S. Murphy	2004	142,464	—	150,000	—
Senior Vice President, Finance and	2003	107,815	—	150,000	—
Administration and Chief Financial Officer	2002	140,160	—	25,000	—

William R. Sotka	2004	108,110	—	200,000	—
Managing Director-Sales	2003	69,078	—	—	—
	2002	15,060	—	7,500	—

The following table provides information about stock option grants made during the fiscal year ended June 30, 2004 to each of the Named Executive Officers and employees.

Option Grants In Fiscal Year 2004

	Number of	Percent of Total
	Securities	Options Granted to
	Underlying	Employees in Fiscal	Exercise or Base
Name	Options Granted	Year	Price ($/Share)	Expiration Date

Mark N. Schwartz	—	0%	$ —	—
Greg H. Guettler	400,000	34.7%	$0.20/share	12/17/2013
Charles F. Chesney	100,000	8.7%	$0.20/share	12/17/2013
James S. Murphy	150,000	13.0%	$0.20/share	12/17/2013
William R. Sotka	90,000	7.8%	$0.20/share	12/17/2013
William R. Sotka	110,000	9.5%	$0.28/share	5/2/2014

The following table summarizes stock option exercises during the fiscal year ended June 30, 2004 and the total number of options held as of June 30, 2004 by the Named Executive Officers and employees.

Aggregated Option Exercises in Fiscal Year 2004 and
Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at June 30, 2004		at June 30, 2004(1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable		Unexercisable

Mark N. Schwartz	—	—	—	—	$	—	$	—
Greg H. Guettler	—	—	379,428	400,000		0		0
Charles F. Chesney	—	—	532,474	0		0		0
James S. Murphy	—	—	308,124	150,000		0		0
William R. Sotka	—	—	4,500	203,000		0		0

(1)	The values have been calculated based on the closing sale price for our common stock as of June 30, 2004 of $0.15 per share (before payment of applicable income taxes).

Employment Agreements

In connection with the August Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board. Pursuant to such employment agreement, Mr. Schwartz is provided a monthly salary of $6,000 cash. In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Board of Directors.

The Executive Committee of the Board of Directors intends to negotiate employment agreements with existing senior management, but has not agreed to provide such persons with an employment agreement.

On December 22, 1999, we entered into employment agreements with Charles F. Chesney, Greg H. Guettler and James S. Murphy, each with a two (2) year term. Charles F. Chesney served as our Executive Vice President and Chief Technology Officer until March 5, 2004 and as our Secretary until August 29, 2003. Greg H. Guettler serves as our President and Secretary. James S. Murphy serves as Senior Vice President, Finance and Administration and Chief Financial Officer. These employment agreements have expired by their terms and, therefore, such employees are employed at-will by us.

2003 Stock Option Plan

General

On October 31, 2003, our Board of Directors adopted the Hypertension Diagnostics, Inc. 2003 Stock Plan (the “2003 Plan”), which plan was approved by our shareholders at the Annual Meeting of the Shareholders held on December 3, 2003. Its purpose is to enable us to retain and attract key employees, consultants, members of our Advisory Board and directors who will contribute to our success by their ability, ingenuity and industry, and to enable such individuals to participate in our long-term success and growth by giving them a proprietary interest in us.

The 2003 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock and deferred stock covering up to a total of 4,000,000 shares of common stock to key employees, consultants, members of our Advisory Board and directors and also provides for ongoing automatic grants of stock options to non-employee directors. Other than the automatic annual grants to non-employee directors (as described in more detail below), the number and type of awards that will be granted under the 2003 Plan are not determinable as our Board (as described below) will make such determinations in its discretion.

Summary of the Plan

The principal features of the 2003 Plan are summarized below.

Shares Available Under 2003 Plan. The maximum number of shares that are reserved and available under the 2003 Plan for awards is 4,000,000 shares of common stock (subject to possible adjustment in the event of stock splits or other similar changes in outstanding common stock). Shares covered by expired or terminated stock options and stock appreciation rights, and forfeited shares of restricted stock or deferred stock may be used for subsequent awards under the 2003 Plan.

Eligibility and Administration. Our officers and other key employees, who are responsible for or contribute to our management, growth and/or profitability of our business, as well as consultants and non-employee directors, are eligible to be granted awards under the 2003 Plan. The 2003 Plan is administered by the Board or, in its discretion, by a committee of not less than three disinterested persons who are defined in the 2003 Plan (the “Committee”) appointed by the Board of Directors. The term “Board” as used in this section refers to our Board of Directors or if our Board has delegated its authority, the Committee. The Board has the power to make awards (including awards to non-employee directors in addition to the annual automatic grant to such directors), determine the number and the class (common or preferred) of shares covered by each award and other terms and conditions of such awards, interpret the 2003 Plan, and adopt rules, regulations and procedures with respect to the administration of the 2003 Plan. The Board may delegate its authority to our officers for the purpose of selecting key employees who are not our officers to be participants in the 2003 Plan. As of October 31, 2003, there were approximately 19 persons who were eligible as a class to be selected by the Board to receive awards under the 2003 Plan.

The 2003 Plan provides that each non-employee director will be granted a non-qualified five-year stock option to purchase 100,000 shares of our common stock each year. Currently, our Board of Directors includes five such non-employee directors. This option will be granted immediately following the annual shareholders meeting at the fair market value at that time and will vest in full on the first anniversary of the date of grant, provided that the director continues to serve as our director on such date. The first stock options to be granted to non-employee directors under the 2003 Plan as of the effective date of the 2003 Plan will have an exercise price of $0.25 per share.

Stock Options. The Board may grant stock options that either qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended (“Code”) or are “non-qualified stock options” in such form and upon such terms as the Board may approve from time to time. Stock options granted under the 2003 Plan may be exercised during their respective terms as determined by the Board. The purchase price may be paid by tendering cash or, in the Board’s discretion, by tendering promissory notes or previously acquired common stock. The optionee may elect to pay all or part of the option exercise price by contracting with a broker for the broker to advance the exercise price and then to sell sufficient shares after the date of issue to satisfy the exercise price advanced by the broker, and by having us withhold upon exercise of the option a number of shares with a fair market value equal to the minimum income tax withholding, if any, upon the exercise of the option. No incentive stock option shall be transferable by the optionee or exercised by anyone else during the optionee’s lifetime, but non-qualified stock options may be transferred to an immediate family member or a trust or limited partnership established for the sole benefit of such immediate family members, or incident to a divorce order.

Stock options may be exercised during varying periods of time after a participant’s termination of employment, dependent upon the reason for the termination. Following a participant’s death, the participant’s stock options may be exercised to the extent they were exercisable at the time of death by the legal representative of the estate or the optionee’s legatee for a period of three years (or such shorter or longer period as the Committee shall specify at or after the date of grant) or until the expiration of the stated term of the option, whichever is less. The same time periods apply if the participant is terminated by reason of disability. If the participant retires, the participant’s stock options may be exercised to the extent they were exercisable at the time of retirement or for a period of three years (or such shorter or longer period as determined by the Board at the time of retirement) from the date of retirement or until the expiration of the stated term of the option, whichever is less. If we involuntarily terminate the participant without cause (including the participant’s retirement) the participant’s options may be exercised to the extent they were exercisable at the time of termination for the lesser of three months or the balance of the stated term of the option. If the participant’s employment is terminated for cause or if the participant voluntarily resigns of any reason other than retirement, the participant’s stock options immediately terminate. The Board for particular options may reduce or more extend these exercise periods. The Board may, in its discretion, accelerate the exercisability of stock options that would not otherwise be exercisable upon death, disability or other termination of employment.

No incentive stock options shall be granted under the 2003 Plan after October 31, 2013. The term of an incentive stock option may not exceed 10 years (or 5 years if issued to a participant who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock). The aggregate fair market value of the common stock with respect to which an incentive stock option is exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 (based on the exercise price at the time of grant). The exercise price under an incentive stock option may not be less than 100% of the fair market value of the stock (common or preferred) on the date the option is granted (or, in the event the participant owns more than 10% of the combined voting power of all classes of our stock, the option price shall be not less than 110% of the fair market value of the stock on the date the option is granted). The exercise price for non-qualified options granted under the 2003 Plan may not be less than 50% of the fair market value of the stock (common or preferred) on the date of grant.

Pursuant to a limitation in the 2003 Plan, no eligible person may be granted any stock options, stock appreciation rights, restricted stock and deferred stock for more than 750,000 shares of common stock and shares of Series A Preferred Stock in the aggregate during any fiscal year. This limitation is included pursuant to Section 162(m) of the Internal Revenue Code, which provides a $1 million limitation on the compensation of certain executive officers that is deductible by us for federal income tax purposes. The limitation on stock options granted to an individual during any fiscal year is intended to preserve our federal tax deduction for compensation expense related to stock options that may be granted to executive officers under the 2003 Plan. Restricted stock, deferred stock and stock appreciation rights will also qualify for exclusion from the $1million limitation to the extent that the grant or vesting of the stock is conditioned on us achieving certain financial or business goals established in advance and administered by the Board or the Committee consisting of outside directors.

Restricted Stock. The Board may grant restricted stock awards that result in shares of stock being issued to a participant subject to restrictions against disposition during a restricted period established by the Board. The Board may condition the grant of restricted stock upon the attainment of specified performance goals or service requirements. The provisions of restricted stock awards need not be the same with respect to each recipient. We will hold the restricted stock in custody until the restrictions thereon have lapsed. During the period of the restrictions, a participant has the right to vote the shares of restricted stock and to receive dividends and distributions unless the Board requires such dividends and distributions to be held by us subject to the same restrictions as the restricted stock.

Stock Appreciation Rights. The Board may grant stock appreciation rights, either in connection with stock options or independent of stock options. A stock appreciation right represents the right to receive the appreciation in the value of our stock from the date of grant of the right until the exercise of the right, similar to a stock option. The right to receive the stock appreciation can be conditioned on the attainment of specified performance goals or service requirements. The value of the appreciation is paid to the participant in the form of shares of our stock (common or preferred) or cash at the discretion of the Board. Unlike an option, the participant does not have to pay the exercise price in order to receive the appreciation in the value of our stock. The Board may provide that the exercise of a stock appreciation right will reduce the number of shares that may be issued upon the exercise of a stock option issued in connection with the stock appreciation right.

Deferred Stock. The Board may grant deferred stock to participants, which represents the right to receive shares at a predetermined date in the future. The Board may condition the receipt of deferred stock upon the achievement of specific performance goals or service requirements. Deferred shares are not considered to be outstanding during the deferral period, and therefore no dividends are paid with respect to such shares nor is the participant entitled to vote or exercise any other rights as a shareholder with respect to such shares.

If a participant terminates employment during the period of the restrictions or prior to the end of the performance period, all shares still subject to restrictions or performance goals will be forfeited and returned to us subject to the right of the Board to waive such restrictions in the event of a participant’s death, total disability, retirement or under other circumstances in which the Board determines that the waiver would be in our best interests.

In the event of a change in control of us, stock options do not immediately vest and become exercisable, and restriction on restricted stock or deferred stock do not lapse, except to the extent provided in the agreement covering the grant or a separate agreement, such as an employment agreement. A change in control of us includes the sale of stock or the sale of assets if, following such transaction, our shareholders do not control at least 50% of the acquiring entity, or there is a change in the composition of the Board in which more than a majority of members elected were not nominated by the then current directors. In the event of a change in control, or a merger, consolidation, liquidation or dissolution, the Board may require that any outstanding awards be paid in cash in cancellation of the participant’s rights, which may include that portion of the award that has not yet vested, or may provide for substitute awards under a plan of the acquiring entity, if any, or for the immediate exercise of any options and the cancellation of any unexercised options at the time of the transaction.

Federal Income Tax Consequences

Stock Options. An optionee will not realize taxable compensation income upon the grant of an incentive stock option. In addition, an optionee generally will not realize taxable compensation income upon the exercise of an incentive stock option if he or she exercises it as an employee or within three months after termination of employment (or within one year after termination if the termination results from a permanent and total disability). The amount by which the fair market value of the shares purchased exceeds the aggregate option price at the time of exercise will be alternative minimum taxable income for purposes of applying the alternative minimum tax. If stock acquired pursuant to an incentive stock option is not disposed of prior to the date two years from the option grant date or prior to one year from the option exercise date (the “Applicable Holding Periods”), any gain or loss realized upon the sale of such shares will be characterized as capital gain or loss. If the Applicable Holding Periods are not satisfied, then any gain realized in connection with the disposition of such stock will generally be taxable as ordinary compensation income in the year in which the disposition occurred, to the extent of the difference between the fair market value of such stock on the date of exercise and the option exercise price. We are entitled to a tax deduction to the extent, and at the time, the participant realizes compensation income. The balance of any gain will be characterized as a capital gain. Under current law, net capital gains are taxed at a maximum federal rate of 15% while compensation income may be taxed at higher federal rates.

An optionee generally will not realize taxable compensation income upon the grant of a non-qualified stock option. As a general matter, when an optionee exercises a non-qualified stock option, he or she will realize taxable compensation income at that time equal to the difference between the aggregate option price and the fair market value of the stock on the date of exercise. We are entitled to a tax deduction to the extent, and at the time, the participant realizes compensation income.

Restricted Stock. The grant of restricted stock should not result in immediate income for the participant or in a deduction for us for federal income tax purposes, assuming the shares are nontransferable and subject to restrictions which would result in a “substantial risk of forfeiture” as intended by us and as defined in applicable Treasury regulations. If the shares are transferable or there are no such restrictions, the participant will realize compensation income upon receipt of the award. Otherwise, a participant generally will realize taxable compensation when any such restrictions lapses. The amount of such income will be the value of the common stock on that date less any amount paid for the shares. In the case of stock appreciation rights and deferred shares, the participant generally will realize taxable compensation at the time the shares are actually issued in satisfaction of the stock appreciation rights or the obligation to issue deferred shares. Dividends paid on the common stock and received by the participant during the restricted period also will be taxable compensation income to the participant. In any event, we will be entitled to a tax deduction to the extent, and at the time, the participant realizes compensation income. A participant may elect, under Section 83(b) of the Code, to be taxed on the value of the stock at the time of award. If the election is made, the fair market value of the stock at the time of the award is taxable to the participant as compensation income and we are entitled to a corresponding deduction.

Withholding. The 2003 Plan requires each participant, no later than the date as of which any part of the value of an award first becomes includible as compensation in the gross income of the participant, to pay to us any federal, state or local taxes required by law to be withheld with respect to the award. We shall, to the extent permitted by law, have the right to deduct any such taxes from any payment otherwise due to the participant. With respect to any award under the 2003 Plan, if the terms of the award so permit, a participant may elect to satisfy part or all of the withholding tax requirements associated with the award by (i) authorizing us to retain from the number of shares of our stock which would otherwise be deliverable to the participant, or (ii) delivering to us from shares of our stock already owned by the participant that number of shares having an aggregate fair market value equal to part or all of the tax payable by the participant. In that case, we would pay the tax liability from our own funds.

Compensation of Directors

Members of our Board of Directors receive no cash compensation for such service. No option grants have been made with respect to service in fiscal year 2003 and no cash compensation has been paid for fiscal 2003 service. As of June 30, 2004, each of the following directors have been granted nonqualified options to purchase 300,000 shares of our common stock at an exercise price of $0.20 per share: Kenneth W. Brimmer; Jay N. Cohn; Alan Stern; Larry Leitner; and Steven Gerber.

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

Pursuant to our 2003 Stock Option Plan, each non-employee director was to be granted a non-qualified five-year stock option to purchase 100,000 shares of our common stock for each year of service. Under the terms of this plan, each option will be granted at the commencement of each year and will vest in full on the first anniversary of the date of grant, provided that the director continues to serve as our director on such date. Following the August Placement, we granted each of Messrs. Brimmer, Cohn, Stern, Leitner and Gerber, our directors, an option to purchase 300,000 shares of our common stock (for an aggregate of options to purchase 1,500,000 shares of our common stock) at an exercise price of $0.25 per share, which would vest annually in equal increments over a three-year period in accordance with the terms of our 2003 Stock option Plan. On December 18, 2003, each director agreed to waive their rights to receive such options and agreed to accept new options to acquire 300,000 shares of our common stock at an exercise price of $0.20 per share, which options would vest annually in equal increments over a three-year period and expire after a period of ten years. The exercise price of future stock option grants will be determined by our Board of Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan: 1998 Plan: 2003 Plan:	346,000 1,141,380 2,413,500	$2.04 $1.84 $0.21	29,000 34,620 1,586,500
Equity compensation plans not approved by shareholders		1,046,257	$1.77	N/A
Total		4,947,137	$1.04	1,650,120

Of the 1,046,257 shares of the Company’s common stock to be issued upon exercise of options granted pursuant to equity compensation plans not approved by shareholders, options to purchase up to an aggregate of 1,021,257 shares were granted to certain officers, directors and founders of the Company prior to the Company’s initial public offering, with the options granted from October 30, 1995 to July 1, 1997. Each of the options is fully vested as of June 30, 2004 and expire 10 years from the date of grant. The remaining 25,000 shares were granted as non-qualified stock options to individuals and entities providing services to the Company at fair market value as of the date of grant. These options also expire 10 years from the date of grant and are fully vested.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of September 17, 2004 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2004, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

Beneficial Owner	Class	Shares		Shares Presently Acquirable Within 60 Days(1)	Total	Percentage of Class Beneficially Owned

A Group Granting Proxies	Common	13,799,061		20,763,793	34,562,854	72.2
to Mark N. Schwartz (2)	Preferred	843,917		1,305,681	2,149,598	100.0
	Combined	23,926,065		36,431,965	60,358,030	82.0

Mark N. Schwartz (3)(5)	Common	716,527	(4)	814,234	1,530,761	5.5
	Preferred	45,056	(4)	51,200	96,256	10.8
	Combined	1,257,199	(4)	1,428,634	2,685,833	6.9

Larry Leitner (3)	Common	830,676	(4)	814,234	1,644,910	5.9
	Preferred	38,400	(4)	51,200	89,600	10.0
	Combined	1,291,476	(4)	1,428,634	2,720,110	7.0

Alan Stern (3)	Common	821,546	(4)	793,855	1,615,401	5.8
	Preferred	41,712	(4)	49,920	91,632	10.3
	Combined	1,322,090	(4)	1,392,895	2,714,985	7.0

Steven Gerber (3)	Common	152,670	(4)	203,560	356,230	1.3
	Preferred	9,600	(4)	12,800	22,400	2.6
	Combined	267,870	(4)	357,160	625,030	1.7

Greg H. Guettler (3) (5)	Common	45,356		430,319	475,675	1.7
	Preferred	1,280		3,200	4,480	1.0
	Combined	60,716		468,719	529,435	1.4

James S. Murphy (5)	Common	196,492	(6)	521,864	718,356	2.6
	Preferred	8,960		13,440	22,400	2.6
	Combined	304,012	(6)	683,144	987,156	2.6

Jay N. Cohn (3)	Common	1,020,188	(7)	1,690,565	2,710,753	9.4
	Preferred	57,600		76,800	134,400	14.6
	Combined	1,711,388	(7)	2,612,165	4,323,553	10.9

Kenneth W. Brimmer (3)	Common	196,992	(8)	296,240	493,232	1.8
	Preferred	8,960		13,440	22,400	2.6
	Combined	304,512	(8)	457,520	762,032	2.0

Charles F. Chesney (5)	Common	59,000		532,474	591,474	2.1
Five Acorn Drive	Preferred	0		0	0	*
Sunfish Lake, MN 55077	Combined	59,000		532,474	591,474	1.6

All Officers and Directors as	Common	4,039,447	(9)	6,097,345	10,136,792	30.5
a Group (9 persons)	Preferred	211,568		272,000	483,568	43.3
	Combined	6,578,263	(9)	9,361,345	15,939,608	34.2

All shares in each class noted below are also included in the shares shown as beneficially owned by " A Group  Grantings Proxies to Mark N. Schwartz".

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days(1)	Total	Percentage of Class Beneficially Owned

Beljam Holdings, Ltd.	Common	407,117	1,017,793	1,424,910	5.1
8665 Wilshire Blvd., Ste. 200	Preferred	25,600	64,000	89,600	9.9
Beverly Hills, CA 90211	Combined	714,317	1,785,793	2,500,110	6.4

Jonathan Gross	Common	254,450	458,010	712,460	2.6
15 Rockwood Lane	Preferred	16,000	28,800	44,800	5.1
Suffern, NY 10901	Combined	446,450	803,610	1,250,060	3.3

Marten S. Hoekstra	Common	1,526,642	2,035,522	3,562,164	12.2
Zellerstrasse 62	Preferred	95,997	127,997	223,994	23.0
8038 Zurich	Combined	2,678,606	3,571,486	6,250,092	15.3
Switzerland

Roland Isaacson	Common	455,955	683,933	1,139,888	4.1
P.O. Box 542	Preferred	28,671	43,007	71,678	8.1
Big Lake, MN 55309	Combined	800,007	1,200,017	2,000,024	5.2

Michael Kest	Common	610,676	814,234	1,424,910	5.1
5150 Overland Avenue	Preferred	38,400	51,200	89,600	10.0
Culver City, CA 90230	Combined	1,071,476	1,428,634	2,500,110	6.5

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days(1)	Total	Percentage of Class Beneficially Owned

James K. Cummings	Common	305,339	407,119	712,458	2.6
Living Trust	Preferred	19,200	25,600	44,800	5.2
16043 Temecula Street	Combined	535,739	714,319	1,250,058	3.3
Pacific Palisades, CA 90272

Weinstein Family Trust	Common	305,339	407,119	712,458	2.6
1640 - 5th Street, Suite 112	Preferred	19,200	25,600	44,800	5.2
Santa Monica, CA 90401	Combined	535,739	714,319	1,250,058	3.3

_____________________
*      Less than 1%.
(1)	Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Irrevocable proxies representing the 13,420,861 shares of our common stock and 843,917 shares of our Series A Preferred Stock issued in the August 2003 and February 2004 Unit Placements and the exercise of Warrants (as described under “Change of Control and Unit Placement”) have been given to Mark N. Schwartz and will be voted in the manner described above under “Voting Agreement and Proxies.”

(3)	Director.

(4)	Except as noted with respect to 220,000 shares of common stock held by Mr. Leitner and 158,200 shares of common stock held by Mr. Stern (which shares are also represented in the Combined shares of each person), all amounts are also shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(5)	Named Executive Officer.

(6)	142,492 of these shares beneficially owned by Mr. Murphy are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(7)	916,014 of these shares beneficially owned by Dr. Cohn are also included in shares shown as beneficially owned by “A Group Granting proxies to Mark N. Schwartz.”

(8)	142,492 of these shares beneficially owned by Mr. Brimmer are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(9)	Shares shown are included in the amounts beneficially owned by “A Group Granting Proxies to Mark N. Schwartz” by class as follows: 3,742,773 shares of common stock, 211,568 shares of Series A Preferred Stock, and 6,281,589 shares of our common stock and Series A Preferred Stock, together as a class.

ITEM 12. Certain Relationships and Related Transactions

Bridge Financing Loans

To facilitate our continued operations pending a closing of the August Placement, we obtained a total of $40,000 in the form of a $20,000 bridge financing loan on August 4, 2003 from each of Kenneth W. Brimmer, our Director, and James S. Murphy, our Senior Vice President, Finance and Administration, and Chief Financial Officer. On August 15, 2003, we obtained an additional $75,000 bridge financing loan from Dr. Jay N. Cohn, our director. The bridge financing loans were each evidenced by unsecured promissory notes (collectively, the “Bridge Financing Notes”). The Bridge Financing Notes accrued interest at the annual rate of 8% and were due on demand of the holder at any time after September 1, 2003. In connection with the August Placement, the principal amounts due under the Bridge Financing Notes were automatically converted into Units in the August Placement at the same rate as a cash investment.

Satisfaction of the Notes

Pursuant to a Subscription Agreement dated March 27, 2002, we issued three-year 8% Convertible Notes, or the Notes, to Alpha Capital Aktiengesellschaft (“Alpha”), Stonestreet Limited Partnership (“Stonestreet”), Palisades Equity Fund, L.P. (“Palisades”), Ellis Enterprises Ltd. (“Ellis”) and Bristol Investment Fund, Ltd. (“Bristol”) in an aggregate principal amount of $2,000,000. The 8% Convertible Notes are convertible into our common stock at a conversion price initially set at 80% of the average of the closing bid price of our common stock for the five trading days preceding March 27, 2002. The conversion price is subject to downward adjustment any time the closing bid price of our common stock is less than the initial conversion price for twenty consecutive trading days. In connection with the issuance of the Notes, we also issued to Alpha, Stonestreet and Ellis (collectively, the “Holders”) five-year warrants to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $3.3925 per share of our common stock. In connection with the closing of the Subscription Agreement and pursuant to the provisions of our November 8, 2001 engagement letter with Hyperion Holdings, LLC, we also issued a warrant to Hyperion Holdings, LLC to purchase 100,000 shares of our common stock at an exercise price of $3.245 per share of our common stock. Based on the manner of sale and representations of the Holders, all of which were accredited, we believe that pursuant to Rule 506 of Regulation D, the issuance of the Notes and Warrants pursuant to the Subscription Agreement was a transaction not involving any public offering within the meaning of Section 4(2) of the and was, therefore, exempt from the registration requirements thereof.

As of August 1, 2003, all principal and interest under the Notes of Bristol and Palisades had been converted into shares of our common stock pursuant to the terms of the Notes. On August 28, 2003, we closed the transactions under a Conversion and Voting Agreement dated August 1, 2003 (“Conversion Agreement”) with the Holders, the remaining holders of the Notes, for the complete satisfaction and discharge of all amounts and obligations under the Notes, including any penalties relating to the Notes.

Pursuant to the Conversion Agreement, the Holders converted 1/3 of the outstanding principal and accrued but unpaid interest as of July 10, 2003 into 1,472,168 shares of our common stock concurrently with the closing of the Unit Placement. The rate of conversion is 1 share of our common stock for each $.12 of outstanding principal and accrued but unpaid interest. Further, we issued to the Holders concurrently with the closing of the Unit Placement 1,766,599 shares of our common stock in connection with the satisfaction of the remaining 2/3 of the outstanding principal and accrued but unpaid interest (which rate of conversion is 1 share of our common stock for each $.20 of outstanding principal and accrued but unpaid interest) as of July 10, 2003 and all other obligations under the Notes.

Each of the Holders also executed and delivered an irrevocable proxy in favor of Mark N. Schwartz to vote on certain matters (provided such matters do not adversely effect the rights of the Holders) as may be presented at meetings of our security holders during the term of the proxy. The proxy executed by the Holders expired on November 3, 2003, one (1) business day following the record date established for the Annual Meeting of Shareholders which was held on December 3, 2003.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998, or the 1998 Registration Statement
3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.
3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.
4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.
4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.
4.3	Amended and Restated Class B Warrant Agreement dated as of September 27, 2002 by and between Hypertension Diagnostics, Inc. and Mellon Investor Service, LLC as Warrant Agent.	Exhibit 4.1 of the Current Report on Form 8-K dated September 27, 2002.
4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.
4.5	Form of Warrant Expiring July 2, 2004 issued in connection with Consulting Agreement dated as of July 9, 2001 between Hypertension Diagnostics, Inc. and Redwood Consultants, LLC.	Exhibit 4.2 of the Registration Statement on Form S-3 (File No. 333-72118)
4.6	Subscription Agreement dated as of March 27, 2002 by and between Hypertension Diagnostics, Inc. and the subscribers thereto.	Exhibit 10.1 of the Current Report on Form 8-K dated March 27, 2002.
4.7	Form of 8% Convertible Note due March 27, 2005	Exhibit 10.2 of the Current Report on Form 8-K dated March 27, 2002.
4.8	Form of Common Stock Purchase Warrant issued dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.
4.9	Form of Warrant issued to Hyperion Holdings, LLC	Exhibit 10.4 of the Registration Statement on Form S-3 (File No. 333-86658)
4.10	Form of Warrant issued in connection with Engagement Letter dated November 8, 2001 by and between the Company and Hyperion Partners Corp.	Exhibit 10.5 of the Registration Statement on Form S-3 (File No. 333-86658)
4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003, or the August 8-K
4.12	Form of Securities Purchase Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Unit Investor parties thereto.	Exhibit 4.2 of the August 8-K.
4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.
4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.

4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.
4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.
4.17	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.
4.18	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.
4.19	Reservation Agreement dated as of August 4, 2003 by and among Hypertension Diagnostics, Inc., Kenneth W. Brimmer, Charles F. Chesney, Jay N. Cohn, Greg H. Guettler and James S. Murphy.	Exhibit 4.9 of the August 8-K.
4.20	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.
4.21	Conversion and Voting Agreement, dated as of August 1, 2003 between the Company Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership and Ellis Enterprises Ltd.	Exhibit 4.11 of the August 8-K.
4.22	Form of Irrevocable Proxy executed by Holders of 8% Convertible Notes	Exhibit 4.12 of the August 8-K.
4.23	Form of Lock-Up Letter Agreement	Filed Herewith.
10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.
10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.
10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.
10.4	2003 Stock Option Plan*	Filed Herewith.
10.5	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.
10.6	Amended Consulting Agreement between Jay N. Cohn, M.D. and the Company, dated effective August 31, 1998	Exhibit 10.14 of the Company’s Form 10-QSB for the quarter ended December 31, 1998.
10.7	Office Lease Agreement, dated as of October 24, 1997	Exhibit 10.11 of the Company’s 1998 Registration Statement.
10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.
10.9	Employment Agreement between Charles F Chesney, D.V.M., Ph.D, R.A.C. and the Company, ended dated December 22, 1999 *	Exhibit 10.18 of the Company’s Form 10-QSB for the quarter December 31, 1999.

10.10	Employment Agreement between Greg H. Guettler and the Company, dated December 22, 1999 *	Exhibit 10.19 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.
10.11	Employment Agreement between James S. Murphy and the Company, dated December 22, 1999 *	Exhibit 10.20 of the Company’s Form 10-QSB for the quarter ended December 31, 1999.
10.12	First Amendment to Office Lease Agreement, dated as of July 31, 2000	Exhibit 10.21 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.
10.13	Employment Agreement between E. Paul Maloney and the Company, dated March 28, 2001 *	Exhibit 10.22 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001
10.14	Consulting Agreement dated July 9, 2001 by and between the Company and Redwood Consultants, LLC	Exhibit 10.1 of the Registration Statement on Form S-3 (File No. 333-72118)
10.15	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.16	Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003	Filed Herewith
16.1	Letter re: change in certifying accountant	Filed as part of our Current Report on Form 8-K, dated June 24, 2004.
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed Herewith.
24.1	Power of Attorney	Filed Herewith (see signature page).
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.
32	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.
99.1	Audit Committee Charter	Filed as part of Definitive Proxy Statement on Schedule 14A November 6, 2001

* Indicates a management contract or compensatory plan or arrangement

(b)   Reports

During the last quarter covered by this Form 10-KSB, we furnished the following Current Reports on Form 8-K:

A Current Report dated August 18, 2004 in which we disclosed that certain of our warrant holders from our August Placement exercised their warrants to receive the benefits of the extended exercise period and the lowered warrant exercise prices for our Common Stock and Series A Preferred Stock.

A Current Report dated June 24, 2004 in which we disclosed the dismissal of Ernst & Young LLP and the engagement of Virchow, Krause & Company, LLP as our principal independent accountants.

A Current Report dated May 27, 2004 in which we disclosed the extension of the exercise date and the reduction in the exercise price of certain warrants to purchase shares of our common stock, $0.01 par value per share (“Common Stock”), and Series A Preferred Stock, $0.01 par value per share, granted in connection with our offering, which closed on August 28, 2003 (the “August Offering”).

A Current Report dated May 5, 2004 in which we disclosed the issuance of a press release on May 5, 2004 announcing our agreement to provide ten CVProfilor® DO-2020 testing devices to a Sacramento-based internist, the largest contract to date with a single physician.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (“VK”) and Ernst & Young LLP (“EY”) for professional services rendered for the years ended June 30, 2004 and 2003:

	2004		2003
Service	VK	EY	VK	EY
Audit Fees	$26,000	$18,100	-0-	$59,400

Audit Related Fees	-0-	750	-0-	-0-

Tax Fees	-0-	-0-	-0-	2,355

All other Fees	-0-	-0-	-0	-0-

TOTAL	$26,000	$18,850	$-0-	$61,755

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by VK or EY in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by VK or EY and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to EY and VK were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by EY or VK. Furthermore, no work of EY or VK with respect to its services rendered to us was performed by anyone other than EY and VK, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By:	/s/ MARK N. SCHWARTZ

MARK N. SCHWARTZ, Chief Executive Officer (Principal executive officer)

Dated: September 28, 2004

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 2004.

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

Signature	Title

/s/ MARK N. SCHWARTZ	Chairman of the Board of Directors, Chief Executive Officer
Mark N. Schwartz	(Principal executive officer)

/s/ LARRY LEITNER	Director
Larry Leitner

/s/ ALAN STERN	Director
Alan Stern

/s/ STEVEN GERBER	Director
Steven Gerber

/s/ KENNETH W. BRIMMER	Director
Kenneth W. Brimmer

/s/ GREG H. GUETTLER	President, Secretary, and Director
Greg H. Guettler

/s/ JAY N. COHN	Director
Jay N. Cohn

/s/ JAMES S. MURPHY	Senior Vice President, Finance and
James S. Murphy	Administration, and Chief Financial Officer
(Principal financial officer)

