Form 10QSB
period 2004-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2004-11-12
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Yes ☒ No ☐

The number of shares of Common Stock outstanding as of October 31, 2004 was 27,092,385.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	September 30,	June 30,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$1,174,596	$1,378,293
Accounts receivable	123,210	207,710
Interest receivable	—	8,920
Inventory	369,218	224,824
Prepaids and other current assets	55,030	55,497

Total Current Assets	1,722,054	1,875,244

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,294,241	1,260,549
Less accumulated depreciation and amortization	(957,946)	(915,619)

	353,497	362,132
Other Assets	6,530	6,530

Total Assets	$2,082,081	$2,243,906

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$147,406	$84,802
Accrued payroll and payroll taxes	529,953	520,864
Deferred revenue	5,175	—
Other accrued expenses	20,833	26,054

Total Current Liabilities	703,367	631,720

Deferred Revenue, less current portion	4,000	4,800

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—843,917 and 803,484 at September 30, 2004 and June 30, 2004, respectively	8,439	8,035
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—27,092,385 and 26,449,378 at September 30, 2004 and June 30, 2004, respectively	270,924	264,494
Additional paid-in capital	24,780,179	24,585,206
Accumulated deficit	(23,684,828)	(23,250,349)

Total Shareholders’ Equity	1,374,714	1,607,386

Total Liabilities and Shareholders’ Equity	$2,082,081	$2,243,906

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended
	September 30
	2004	2003
Revenue:
Equipment sales	$35,850	$73,745
Equipment rental	118,148	89,896
Service/contract income	99,423	85,257

	253,421	248,898
Cost of Sales	47,202	46,493

Gross Profit	206,219	202,405

Expenses:
Selling, general and administrative	647,642	615,474

Total Expenses	647,642	615,474

Operating Loss	(441,423)	(413,069)

Other Income (Expense):
Interest income	6,944	6,069
Interest expense	—	(50,185)

	6,944	(44,116)

Net Loss	$(434,479)	$(457,185)

Basic and Diluted Net Loss per Share	$(.02)	$(.03)
Weighted Average Shares Outstanding	27,001,928	14,876,805

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Three Months Ended
	September 30
	2004	2003
Operating Activities:
Net loss	$(434,479)	$(457,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	10,013	—
Depreciation	42,327	53,304
Amortization of debt discount	—	48,531
Interest expense — converted to Common Stock	—	11,956
Change in operating assets and liabilities:
Accounts receivable	84,500	28,143
Interest receivable	8,920	(2,635)
Inventory	(144,394)	26,256
Prepaids and other current assets	467	(1,177)
Accounts payable	62,604	170,202
Accrued payroll and payroll taxes	9,089	15,081
Deferred revenue	4,375	(85,256)
Other accrued expenses	(5,221)	(12,629)

Net cash used in operating activities	(361,799)	(205,409)

Investing Activities:
Purchase of property and equipment	(33,692)	—

Net cash used in investing activities	(33,692)	—

Financing Activities:
Issuance of Preferred Stock and Common Stock	191,794	1,873,483

Net cash provided by financing activities	191,794	1,873,483

Net increase (decrease) in cash and cash equivalents	(203,697)	1,668,074
Cash and cash equivalents at beginning of period	1,378,293	90,335

Cash and cash equivalents at end of period	$1,174,596	$1,758,409

Supplemental Cash Flow Information:
Cash paid for interest	$—	$977

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$—	$541,980
Transfer of asset from inventory to property and equipment	—	30,779

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements
September 30, 2004

1.	Interim Financial Information

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2005. The June 30, 2004 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The policies described in that report are used for preparing quarterly reports.

2.	Exercise of warrants

          In July 2004, the Company issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $191,794. The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock. The Company has granted certain registration rights covering all of the common stock and Series A Preferred Stock sold in the offering to the investors. These warrants relate to the nine-month stock purchase warrants issued in the August 28, 2003 private placement offering. These warrants were exercisable until May 28, 2004. In May 2004, the Company extended the expiration date of these warrants to July 15, 2004. For those warrant holders who exercised at least fifty percent (50%) of the number of shares underlying these warrants by July 15, 2004, the Company further extended the expiration date of these remaining warrants to November 9, 2004. In November 2004, the Company further extended the expiration date of these remaining warrants to March 15, 2005.

          On February 9, 2004, the Company completed a private placement offering to a group of investors. As part of this offering, the Company issued nine-month stock purchase warrants to purchase common stock and Series A Preferred Stock. These warrants were exercisable until November 9, 2004. In November 2004, the Company extended the expiration date of these warrants to March 15, 2005. In addition, for those holders who exercise with respect to at least fifty percent (50%) of the shares underlying their November 9 warrants, the Company has agreed to extend the exercise date of such November 9 warrants for an additional period, expiring July 31, 2005.

3.	Litigation

          On March 17, 2004, the Company received a letter from counsel of one of its employees alleging illegal and unethical reimbursement practices, and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, the Company received a letter from counsel of one of its former employees alleging failure to pay for accrued vacation time, and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, the Company entered into a binding memorandum of understanding agreeing to settle such employees’ disputes. As settlement in full of these employees’ claims, the Company agreed to make cash payments and issue shares of freely tradable shares of its common stock to these parties in an aggregate cash amount of $130,000 and shares in an aggregate amount equal to a fair market value of $100,000. The Company intends to enter into long form agreements setting forth the

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2004

3.	Litigation (continued)

details of such agreement in the near future. The total of $230,000 has been accrued as accrued payroll at September 30, 2004 and June 30, 2004. The Company has retained a reimbursement consultant to investigate the whistleblower claims, and such consultant has indicated its belief that such claims lack merit.

4.	Stock-Based Compensation

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

          If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

	Three months ended September 30
	2004	2003
Net Loss:
As reported	$(434,479)	$(457,185)
Fair value compensation expense	(50,623)	(47,156)

Pro forma	$(485,102)	$(504,341)

Basic and Diluted Net Loss per Share:
As reported	$(0.02)	$(0.03)
Fair value compensation expense	—	—

Pro forma	$(0.02)	$(0.03)

Stock Based Compensation:
As reported	$—	$—
Fair value compensation expense	(50,623)	(47,156)

Pro forma	$(50,623)	$(47,156)

          Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during the three months ended September 30, 2004 and September 30, 2003 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2004

4.	Stock-Based Compensation (continued)

		Expected
	Risk-Free	Dividend	Expected	Expected
Three Months Ended	Interest Rate	Yield	Life	Volatility
September 30, 2004	3.60%	None	5 years	1.060
September 30, 2003	2.46%	None	5 years	.915

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2004 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report. In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

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

          In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange our product. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion. We did not incur any significant warranty repair costs for the three months ended September 30, 2004 and 2003, respectively. Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 101.

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

          Research and Development. We did not incur any research and development costs for the three months ended September 30, 2004 and 2003, respectively.

Results of Operations

          As of September 30, 2004, we had an accumulated deficit of $(23,684,828), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of September 30, 2004, we had cash and cash equivalents of $1,174,596. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2004.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

          The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$253,421	$35,850	$118,148	$99,423
Cost of Sales	47,202	5,181	26,287	15,734

Gross Profit	$206,219	$30,669	$91,861	$83,689

	Three Months Ended September 30, 2003
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$248,898	$73,745	$89,896	$85,257
Cost of Sales	46,493	13,026	21,766	11,701

Gross Profit	$202,405	$60,719	$68,130	$73,556

          Total Equipment Sales Revenue for the three months year ended September 30, 2004 was $35,850, compared to $73,745 for the three months ended September 30, 2003. Revenue relating to international equipment sales was $35,850 for the three months ended September 30, 2004 and $51,495 for the three months ended September 30, 2003. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-patient-tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System. This shift in our strategic focus began in the fourth quarter of fiscal year 2001.

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

          For the three months ended September 30, 2004, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $118,148, compared to $89,896 for the three months ended September 30, 2003. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

          For the three months ended September 30, 2004, Service/Contract Income was $99,423, compared to $85,257 for the three months ended September 30, 2003. $95,000 of the $99,423 amount and $67,840 of the $85,257 amount represent contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

          Total selling, general and administrative expenses for the three months ended September 30, 2004 were $647,642, compared to $615,474 for the three months ended September 30, 2003. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30
	2004	2003
Wages, related expenses and benefits	$121,233	$136,746
Patents and related expenses	—	8,291
Outside consultants	123,885	21,746
Rent (building/equipment) and utilities	23,651	24,554
Insurance-general and directors/officers liability	20,203	16,654
Selling, marketing and promotion, including applicable wages	170,011	193,486
Legal and audit/accounting fees	124,171	106,246
Royalties	4,620	4,909
Depreciation and amortization	16,039	31,538
Other-general and administrative	43,829	71,304

Total selling, general and administrative expenses	$647,642	$615,474

          Wages, related expenses and benefits decreased from $136,746 to $121,233 for the three months ended September 30, 2003 and September 30, 2004, respectively. Our number of employees decreased from thirteen as of September 30, 2003 to seven as of September 30, 2004.

          Outside consultants’ expense increased from $21,746 for the three months ended September 30, 2003 to $123,885 for the three months ended September 30, 2004. This increase is principally due to our need for specific consulting services relating to our business as well as the situation of our employee workforce reduction from thirteen employees at September 30, 2003 to seven employees at September 30, 2004. We plan to increase our employee workforce by 2 to 4 persons during the fiscal year ended June 30, 2005.

          Selling, marketing and promotion expense decreased from $193,486 for the three months ended September 30, 2003 to $170,011 for the three months ended September 30, 2004. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices. The decrease in our number of employees accounted for most of this decrease in expenses.

          Legal and audit/accounting fees increased from $106,246 to $124,171 for the three months ended September 30, 2003 and 2004, respectively. This increase was due primarily to additional expenses incurred in connection with the filing of registration statements and other reports and communications with the U.S. Securities and Exchange Commission.

          Interest income was $6,944 and $6,069 for the three months ended September 30, 2004 and 2003, respectively.

          Interest expense was $-0- and $50,185 for the three months ended September 30, 2004 and 2003, respectively. A further breakdown of the components of interest expense is as follows:

	Three Months Ended
	September 30
	2004	2003
Convertible Notes Payable:
8% interest on outstanding principal balances	$—	$1,205

Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	—	48,531

Other — miscellaneous	—	449

Total Interest Expense	$—	$50,185

          Net loss was $(434,479) for the three months ended September 30, 2004, compared to a net loss of $(457,185) for the three months ended September 30, 2003. For the three months ended September 30, 2004, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 27,001,928. For the three months ended September 30, 2003, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 14,876,805.

Liquidity and Capital Resources

          Cash and cash equivalents had a net decrease of $(203,697) and a net increase of $1,668,074 for the three months ended September 30, 2004 and September 30, 2003, respectively. The significant elements of these changes were as follows:

	Three Months Ended September 30
Net cash used in operating activities:	2004		2003
- net loss, as adjusted for non-cash items		$(382,139)		$(343,394)

- (increase) decrease in inventory:	(A)	(144,394)		170,202
- (A) In September 2004, we purchased certain inventory parts from a single vendor in the amount of $161,192.

- increase in accounts payable:		62,604	(B)	170,202
- (B)      This increase mainly relates to legal and audit fees re: the following events/transactions that occurred in August 2003 and September 2003: completion of private placement offering of securities; preparation and filing of Form 10-KSB annual report for fiscal year ended June 30, 2003; preparation of informational

	Three Months Ended September 30
Net cash used in operating activities:	2004	2003
statement for annual meeting of shareholders; and preparation and filing of amended Form 10-KSB annual report for fiscal year ended June 30, 2002

- increase (decrease) in deferred revenue:	4,375	(C)	(82,256)
- (C) Approximately 80% of this decrease pertains to deferred revenue recognized relating to our services contract agreement with a pharmaceutical company.

Net cash provided by financing activities:
- issuance of Preferred and Common Stock:	191,794	(D)	1,873,483
- (D)      On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,483. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and a series of six (6) purchase warrants.

We have incurred operating losses and have not generated positive cash flow from operations. As of September 30, 2004, we had an accumulated deficit of $(23,684,828).

As of September 30, 2004, we had cash and cash equivalents of $1,174,596 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, as well as anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2004.

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

          In late December 2002, we implemented a plan to conserve cash through reductions in selling, general and administrative expenses to improve working capital management. This expense reduction plan included the reduction in the number of our employees, and transitioning some employees to part-time employment status . While these measures reduced the rate at which we used our available cash, they have compromised, and will continue to compromise, our ability to pursue and generate placements of our CVProfilor® DO-2020 Systems and sales of our CR-2000 Research Systems. Until we increase our sales and marketing staff and other programs, we do not expect to generate significant levels of revenue.

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

Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering (the “February Placement”) of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2004, we received a letter from counsel of one of our employees alleging our illegal and unethical reimbursement practices and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, we received a letter from counsel of one of our former employees alleging our failure to pay for accrued vacation time and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, we entered into a binding memorandum of understanding agreeing to settle such employees’ disputes. As settlement in full of these employees’ claims, we agreed to make cash payments and issue shares of freely tradeable shares of our common stock to these parties in an aggregate cash amount of $130,000 and shares in an aggregate amount equal to a fair market value of $100,000. We intend to enter into long form agreements setting forth the details of such agreement in the near future. The Company has retained a reimbursement consultant to investigate the whistleblower claims, and such consultant has indicated its belief that such claims lack merit.

Except as set forth above, we are not aware of any material pending or threatened legal proceedings, which involve us.

Item 2. Changes in Securities

In June 2004, the Company issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $471,463. In addition, in July 2004, the Company issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $191,794 (previously disclosed in the Company’s Form 10-KSB, filed on September 29, 2004). The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock. These warrants relate to the nine-month stock purchase warrants issued in the August 28, 2003 private placement offering. The Company has granted certain registration rights covering all of the common stock and Series A Preferred Stock sold in the offering to investors. In May 2004, the Company extended the expiration date of these warrants to July 15, 2004. For those warrant holders who exercised at least fifty percent (50%) of the number of shares underlying these warrants by July 15, 2004, the Company further extended the expiration date of their remaining warrants to November 9, 2004.

In November 2004, the Company extended the exercise date of those warrants, previously extended to November 9, 2004, to March 15, 2005. In addition, for those warrant holders who exercised at least fifty percent (50%) of the number of shares underlying those nine-month stock purchase warrants issued in the February 9, 2004 private placement offering by March 15, 2005, the Company further extended the expiration date of their remaining warrants to July 31, 2005.

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

Date: November 12, 2004