Form 10QSB
period 2004-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2005-02-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2004

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

Yes ☑                               No ☐

The number of shares of Common Stock outstanding as of January 31, 2005 was 27,092,385.

Transitional Small Business Disclosure Format:

Yes ☐                               No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	December 31,	June 30,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$1,040,960	$1,378,293
Accounts receivable	63,593	207,710
Interest receivable	—	8,920
Inventory	355,553	224,824
Prepaids and other current assets	70,254	55,497

Total Current Assets	1,530,360	1,875,244

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,294,241	1,260,549
Less accumulated depreciation and amortization	(999,658)	(915,619)

	311,785	362,132

Other Assets	6,530	6,530

Total Assets	$1,848,675	$2,243,906

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$114,170	$84,802
Accrued payroll and payroll taxes	743,922	520,864
Deferred revenue	9,213	—
Other accrued expenses	31,759	26,054

Total Current Liabilities	899,064	631,720

Deferred Revenue, less current portion	3,400	4,800

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000 Issued and outstanding shares—843,917 and 803,484 at December 31, 2004 and June 30, 2004, respectively	8,439	8,035
Common Stock, $.01 par value:
Authorized shares—150,000,000 Issued and outstanding shares—27,092,385 and 26,449,378 at December 31, 2004 and June 30, 2004, respectively	270,924	264,494
Additional paid-in capital	24,791,444	24,585,206
Accumulated deficit	(24,124,596)	(23,250,349)

Total Shareholders’ Equity	946,211	1,607,386

Total Liabilities and Shareholders’ Equity	$1,848,675	$2,243,906

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	December 31		December 31
	2004	2003	2004	2003
Revenue:
Equipment sales	$96,870	$63,500	$132,720	$137,245
Equipment rental	127,209	101,924	245,357	191,820
Service/contract income	67,936	68,297	167,359	153,554

	292,015	233,721	545,436	482,619
Cost of Sales	52,086	38,503	99,288	84,996

Gross Profit	239,929	195,218	446,148	397,623

Expenses:
Selling, general and administrative	685,248	749,375	1,332,890	1,364,849

Total Expenses	685,248	749,375	1,332,890	1,364,849

Operating Loss	(445,319)	(554,157)	(886,742)	(967,226)

Other Income (Expense):
Interest income	5,551	9,473	12,495	15,542
Interest expense	—	—	—	(50,185)

	5,551	9,473	12,495	(34,643)

Net Loss	$(439,768)	$(544,684)	$(874,247)	$(1,001,869)

Basic and Diluted Net Loss per Share	$(.02)	$(.02)	$(.03)	$(.05)
Weighted Average Shares Outstanding	27,092,385	22,940,145	27,047,157	18,908,475

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Six Months Ended
	December 31
	2004	2003
Operating Activities:
Net loss	$(874,247)	$(1,001,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	21,278	—
Depreciation	84,039	101,870
Amortization of debt discount	—	48,531
Interest expense — converted to Common Stock	—	11,956
Change in operating assets and liabilities:
Accounts receivable	144,117	30,109
Interest receivable	8,920	(5,286)
Inventory	(130,729)	39,255
Prepaids and other current assets	(14,757)	(60,374)
Accounts payable	29,368	(28,171)
Accrued payroll and payroll taxes	223,058	149,805
Deferred revenue	7,813	(153,553)
Other accrued expenses	5,705	(16,388)

Net cash used in operating activities	(495,435)	(884,115)

Investing Activities:
Purchase of property and equipment	(33,692)	(1,592)

Net cash used in investing activities	(33,692)	(1,592)

Financing Activities:
Issuance of Preferred Stock and Common Stock	191,794	1,873,753

Net cash provided by financing activities	191,794	1,873,753

Net increase (decrease) in cash and cash equivalents	(337,333)	988,046
Cash and cash equivalents at beginning of period	1,378,293	90,335

Cash and cash equivalents at end of period	$1,040,960	$1,078,381

Supplemental Cash Flow Information:
Cash paid for interest	$—	$977

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$—	$541,980
Transfer of asset from inventory to property and equipment	—	63,967

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements
December 31, 2004

1. Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2005. The June 30, 2004 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The policies described in that report are used for preparing quarterly reports.

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

3. Litigation

     On March 17, 2004, the Company received a letter from counsel of one of its employees alleging illegal and unethical reimbursement practices, and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, the Company received a letter from counsel of one of its former employees alleging failure to pay for accrued vacation time, and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, the Company entered into a binding memorandum of understanding agreeing to settle such employees’ disputes. As settlement in full of these employees’ claims, the Company agreed to make cash payments and issue shares of freely tradable shares of its common stock to these parties in an aggregate cash amount of $130,000 and shares in an aggregate

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2004

3. Litigation (continued)

amount equal to a fair market value of $100,000. The Company intends to enter into long form agreements setting forth the details of such agreement in the near future. The total of $230,000 has been accrued as accrued payroll at December 31, 2004 and June 30, 2004. The Company has retained a reimbursement consultant to investigate the whistleblower claims, and such consultant has indicated its belief that such claims lack merit.

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

     If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

	Three Months Ended December 31			Six Months Ended December 31
	2004	2003		2004	2003
Net Loss:
As Reported	$(439,768)		$(544,684)	$(874,247)		$(1,001,869)
Fair value compensation expense	(180,171)		(42,162)	(230,794)		(89,891)

Pro Forma	$(619,939)		$(586,846)	$(1,105,041)		$(1,091,760)

Basic and Diluted Net Loss per Share:
As Reported	$(0.02)		$(0.02)	$(0.03)		$(0.05)
Fair value compensation expense	—		(0.01)	(0.01)		(0.01)

Pro Forma	$(0.02)		$(0.03)	$(0.04)		$(0.06)

Stock Based Compensation:
As Reported	$—	$		$—	$
Fair value compensation expense	(180,171)		(42,162)	(230,794)		(89,891)

Pro Forma	$(180,171)		$(42,162)	$(230,794)		$(89,891)

     Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2004

4. Stock-Based Compensation (continued)

the fair value method of that Statement. The fair value of these options granted during the three months and six months ended December 31, 2004 and December 31, 2003 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected
	Risk-Free	Dividend	Expected	Expected
	Interest Rate	Yield	Life	Volatility
Three Months Ended
December 31, 2004	3.60%-3.75%	None	5 years	1.060-1.120
December 31, 2003	3.20%	None	5 years	1.108

Six Months Ended
December 31, 2004	3.60%-3.75%	None	5 years	1.060-1.120
December 31, 2003	2.46%-3.20%	None	5 years	.915-1.108

The Company has entered into an employment agreement with its CEO whereby the Company will grant 100,000 shares of its common stock to the CEO for every month of employment for the period September 2003 through December 2004. At December 31, 2004, the Company was obligated to issue the CEO 1.6 million shares under this agreement. Accordingly, the Company had accrued a compensation liability of $448,000 which is equal to the fair market value of the shares at that date.

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

     In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange our product. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion. We did not incur any significant warranty repair costs for the three months and the six months ended December 31, 2004 and 2003, respectively. Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 101.

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

     Research and Development. We did not incur any research and development costs for the three months and the six months ended December 31, 2004 and 2003, respectively.

Results of Operations

     As of December 31, 2004, we had an accumulated deficit of $(24,124,596), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of December 31, 2004, we had cash and cash equivalents of $1,040,960. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2004.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$292,015	$96,870	$127,209	$67,936
Cost of Sales	52,086	18,982	26,784	6,320

Gross Profit	$239,929	$77,888	$100,425	$61,616

	Three Months Ended December 31, 2003
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$233,721	$63,500	$101,924	$68,297
Cost of Sales	38,503	5,750	25,939	6,814

Gross Profit	$195,218	$57,750	$75,985	$61,483

     Total Equipment Sales Revenue for the three months year ended December 31, 2004 was $96,870, compared to $63,500 for the three months ended December 31, 2003. Revenue relating to international equipment sales was $22,370 for the three months ended December 31, 2004 and $-0- for the three months ended December 31, 2003. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-patient–tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

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

     For the three months ended December 31, 2004, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $127,209, compared to $101,924 for the three months ended December 31, 2003. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the three months ended December 31, 2004, Service/Contract Income was $67,936, compared to $68,297 for the three months ended December 31, 2003. $59,500 of the $67,936 amount and $50,880 of the $68,297 amount represent contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

     Total selling, general and administrative expenses for the three months ended December 31, 2004 were $685,248, compared to $749,375 for the three months ended December 31, 2003. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31
	2004	2003
Wages, related expenses and benefits	$299,292	$308,126
Patents and related expenses	1,037	6,970
Outside consultants	103,444	12,793
Rent (building/equipment) and utilities	24,389	24,466
Insurance-general and directors/officers liability	19,236	18,089
Selling, marketing and promotion, including applicable wages	167,067	234,132
Legal and audit/accounting fees	29,927	28,110
Royalties	6,722	4,963
Depreciation and amortization	14,928	22,626
Other-general and administrative	19,206	89,100

Total selling, general and administrative expenses	$685,248	$749,375

     Wages, related expenses and benefits decreased from $308,126 to $299,292 for the three months ended December 31, 2003 and December 31, 2004, respectively. Our number of employees decreased from twelve as of December 31, 2003 to ten as of December 31, 2004.

     Outside consultants’ expense increased from $12,793 for the three months ended December 31, 2003 to $103,444 for the three months ended December 31, 2004. This increase is principally due to our need for specific consulting services relating to our business as well as the situation of our employee workforce reduction. We plan to increase our employee workforce by 2 to 4 persons during the fiscal year ended June 30, 2005.

     Selling, marketing and promotion expense decreased from $234,132 for the three months ended December 31, 2003 to $167,067 for the three months ended December 31, 2004. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices. The decrease in our number of employees accounted for most of this decrease in expenses.

     Interest income was $5,551 and $9,473 for the three months ended December 31, 2004 and 2003, respectively.

     Net loss was $(439,768) for the three months ended December 31, 2004, compared to a net loss of $(544,684) for the three months ended December 31, 2003. For the three months ended December 31, 2004, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 27,092,385. For the three months ended December 31, 2003, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 22,940,145.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

     The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2004 and 2003:

	Six Months Ended December 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$545,436	$132,720	$245,357	$167,359
Cost of Sales	99,288	24,163	53,071	22,054

Gross Profit	$446,148	$108,557	$192,286	$145,305

	Six Months Ended December 31, 2003
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$482,619	$137,245	$191,820	$153,554
Cost of Sales	84,996	18,776	47,705	18,515

Gross Profit	$397,623	$118,469	$144,115	$135,039

Total Equipment Sales Revenue for the six months ended December 31, 2004 was $132,720, compared to $137,245 for the six months ended December 31, 2003. Revenue relating to international equipment sales was $58,220 for the six months ended December 31, 2004 and $51,495 for the six months ended December 31, 2003. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-patient-tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

     For the six months ended December 31, 2004, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $245,357, compared to $191,820 for the six months ended December 31, 2003. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the six months ended December 31, 2004, Service/Contract Income was $167,359 compared to $153,554 for the six months ended December 31, 2003. $154,500 of the $167,359 amount and $118,720 of the $153,554 amount represent contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provide our CardioVascular Profiling Systems and certain employees who test visitors to the pharmaceutical company’s exhibition booth.

     Total selling, general and administrative expenses for the six months ended December 31, 2004 were $1,332,890, compared to $1,364,849 for the six months ended December 31, 2003. The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2004	2003
Wages, related expenses and benefits	$420,525	$444,872
Patents and related expenses	1,037	15,261
Outside consultants	227,329	34,539
Rent (building/equipment) and utilities	48,040	49,020
Insurance-general and directors/officers liability	39,439	34,743
Selling, marketing and promotion, including applicable wages	337,078	427,618
Legal and audit/accounting fees	154,098	134,356
Royalties	11,342	9,872
Depreciation and amortization	30,967	54,164
Other-general and administrative	63,035	160,404

Total selling, general and administrative expenses	$1,332,890	$1,364,849

     Outside consultants expense increased from $34,539 for the six months ended December 31, 2003 to $227,329 for the six months ended December 31, 2004. This increase is principally due to our need for specific consulting services relating to our business as well as the situation of our employee workforce reduction. We plan to increase our employee workforce by 2 to 4 persons during the fiscal year ended June 30, 2005.

     Selling, marketing and promotion expense decreased from $427,618 for the six months ended December 31, 2003 to $337,078 for the six months ended December 31, 2004. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for most of this decrease in expenses.

     Interest income was $12,495 and $15,542 for the six months ended December 31, 2004 and 2003, respectively.

Interest expense was $-0- and $50,185 for the six months ended December 31, 2004 and 2003, respectively. A further breakdown of the components of interest expense is as follows:

	Six Months Ended
	December 31
	2004	2003
Convertible Notes Payable:
8% interest on outstanding principal balances	$—	$1,205

Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	—	48,531

Other-miscellaneous	—	449

Total Interest Expense	$—	$50,185

Net loss was $(874,247) and $(1,001,869) for the six months ended December 31, 2004 and 2003, respectively. For the six months ended December 31, 2004, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 27,047,157. For the six months ended December 31, 2003, basic and diluted net loss per share was $(.05), based on weighted average shares outstanding of 18,908,475.

Liquidity and Capital Resources

     Cash and cash equivalents had a net decrease of $(337,333) and a net increase of $988,046 for the six months ended December 31, 2004 and December 31, 2003, respectively. The significant elements of these changes were as follows:

	Six Months Ended December 31
Net cash used in operating activities:	2004	2003
— net loss, as adjusted for non-cash items	$(558,930)	$(702,512)

— decrease in accounts receivable:	(A)144,117	30,109
– (A) $100,710 accounts receivable balances re: four (4) CR-2000 unit sales in June, 2004 were received in the quarter ended September 30, 2004.

— (increase) decrease in inventory:	(B)(130,729)	39,255
– (B) In September 2004, we purchased certain inventory parts from a single vendor in the amount of $161,192.

	Six Months Ended December 31
Net cash used in operating activities:	2004	2003
— increase (decrease) in deferred revenue:	7,813	(C)(153,553)
– (C) Approximately 80% of this decrease pertains to deferred revenue recognized relating to our services contract agreement with a pharmaceutical company.

Net cash provided by financing activities:
— issuance of Preferred and Common Stock:	191,794	(D) 1,873,753
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

We have incurred operating losses and have not generated positive cash flow from operations. As of December 31, 2004, we had an accumulated deficit of $(24,124,596).

     As of December 31, 2004, we had cash and cash equivalents of $1,040,960 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2004.

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

(b) Reports on Form 8-K.

The Company filed the following Current Report on Form 8-K during the quarter covered by this Form 10-QSB:

     A Current Report dated November 12, 2004 in which we disclosed the extension of the exercise date of certain warrants to purchase shares of our common stock and Series A Preferred Stock, which were granted in connection with our private offering which closed on February 9, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.
By	/s/ James S. Murphy
James S. Murphy
Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)

Date: February 14, 2005