Form 10QSB
period 2005-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2005-05-13
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Yes ☑     No ☐

The number of shares of Common Stock outstanding as of April 30, 2005 was 31,923,351.

Transitional Small Business Disclosure Format:

Yes ☐     No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31,	June 30,
	2005	2004
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,544,926	$1,378,293
Accounts receivable	760	207,710
Interest receivable	—	8,920
Inventory	353,876	224,824
Prepaids and other current assets	40,575	55,497

Total Current Assets	1,940,137	1,875,244

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,294,241	1,260,549
Less accumulated depreciation and amortization	(1,040,431)	(915,619)

	271,012	362,132

Other Assets	6,530	6,530

Total Assets	$2,217,679	$2,243,906

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$83,450	$84,802
Accrued payroll and payroll taxes	368,284	520,864
Deferred revenue	7,313	—
Other accrued expenses	27,768	26,054

Total Current Liabilities	486,815	631,720

Deferred Revenue, less current portion	2,800	4,800

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—963,916 and 803,484 at March 31, 2005 and June 30, 2004, respectively	9,639	8,035
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—31,572,791 and 26,449,378 at March 31, 2005 and June 30, 2004, respectively	315,728	264,494
Additional paid-in capital	25,883,747	24,585,206
Accumulated deficit	(24,481,050)	(23,250,349)

Total Shareholders’ Equity	1,728,064	1,607,386

Total Liabilities and Shareholders’ Equity	$2,217,679	$2,243,906

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2005	2004	2005	2004
Revenue:
Equipment sales	$25,145	$10,450	$157,865	$147,695
Equipment rental	185,382	132,914	430,739	324,734
Service/contract income	4,707	67,157	172,066	220,711

	215,234	210,521	760,670	693,140

Cost of Sales	27,772	37,584	127,060	122,580

Gross Profit	187,462	172,937	633,610	570,560

Expenses:
Selling, general and administrative	553,541	665,771	1,886,431	2,030,620

Total Expenses	553,541	665,771	1,886,431	2,030,620

Operating Loss	(366,079)	(492,834)	(1,252,821)	(1,460,060)

Other Income (Expense):
Interest income	9,625	7,821	22,120	23,363
Interest expense	—	—	—	(50,185)

	9,625	7,821	22,120	(26,822)

Net Loss	$(356,454)	$(485,013)	$(1,230,701)	$(1,486,882)

Basic and Diluted Net Loss per Share	$(.01)	$(.02)	$(.05)	$(.07)
Weighted Average Shares Outstanding	27,778,459	24,016,177	27,287,367	20,598,659

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31
	2005	2004
Operating Activities:
Net loss	$(1,230,701)	$(1,486,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	21,278	5,791
Depreciation	124,812	148,270
Amortization of debt discount	—	48,531
Interest expense — converted to Common Stock	—	11,956
Change in operating assets and liabilities:
Accounts receivable	206,950	44,499
Interest receivable	8,920	3,026
Inventory	(129,052)	45,496
Prepaids and other current assets	14,922	(3,300)
Accounts payable	(1,352)	28,954
Accrued payroll and payroll taxes	247,420	162,089
Deferred revenue	5,313	(153,553)
Other accrued expenses	1,714	(30,230)

Net cash used in operating activities	(729,776)	(1,175,353)

Investing Activities:
Purchase of property and equipment	(33,692)	(5,191)

Net cash used in investing activities	(33,692)	(5,191)

Financing Activities:
Issuance of Preferred Stock and Common Stock	930,101	2,295,874

Net cash provided by financing activities	930,101	2,295,874

Net increase in cash and cash equivalents	166,633	1,115,330
Cash and cash equivalents at beginning of period	1,378,293	90,335

Cash and cash equivalents at end of period	$1,544,926	$1,205,665

Supplemental Cash Flow Information:
Cash paid for interest	$—	$977

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$—	$541,980
Transfer of asset from inventory to property and equipment	—	33,188
Conversion of accrued liability into Common Stock	400,000	—

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

March 31, 2005

1. Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2005. The June 30, 2004 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The policies described in that report are used for preparing quarterly reports.

2. Exercise of Warrants

     In July 2004, the Company issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $191,794. The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock. The Company has granted certain registration rights covering all of the common stock and Series A Preferred Stock sold in the offering to the investors. These warrants relate to the nine-month stock purchase warrants issued in the August 28, 2003 private placement offering. These warrants were exercisable until May 28, 2004. In May 2004, the Company extended the expiration date of these warrants to July 15, 2004. For those warrant holders who exercised at least fifty percent (50%) of the number of shares underlying these warrants by July 15, 2004, the Company further extended the expiration date of these remaining warrants to November 9, 2004. In November 2004, the Company further extended the expiration date of these remaining warrants to
March 15, 2005. On March 14, 2005, the Company further extended the expiration date of these remaining warrants to March 31, 2005. On March 30, 2005, the Company further extended the expiration date of these remaining warrants to April 29, 2005.

     On February 9, 2004, the Company completed a private placement offering to a group of investors. As part of this offering, the Company issued nine-month stock purchase warrants to purchase common stock and Series A Preferred Stock. These warrants were exercisable until November 9, 2004. In November 2004, the Company extended the expiration date of these warrants to March 15, 2005. On March 14, 2005, the Company further extended the expiration date of these warrants to March 31, 2005. On March 30, 2005, the Company further extended the expiration date of these warrants to April 29, 2005. In addition, for those holders who exercise with respect to at least fifty percent (50%) of the shares underlying their November 9 warrants, the Company has agreed to extend the exercise date of such November 9 warrants for an additional period, expiring July 31, 2005.

     During March 2005, certain warrant holders from the Company’s August 2003 and February 2004 private placement offerings elected to exercise their warrants to receive the benefits of the extended exercise period and the warrant exercise prices for the common stock and Series A Preferred Stock. In connection with such exercise, the Company issued 2,421,334 shares of its common stock at an exercise price of $0.17 per share and 152,255 shares of Series A Preferred Stock at an exercise price of $2.04 per share to holders of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $722,227. In connection with such issuance, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.

     On April 26, 2005, the Company issued 335,200 shares of its common stock at an exercise price of $0.17 per share and 21,016 shares of Series A Preferred Stock at an exercise price of $2.04 per share to a holder of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $100,000.

3. Litigation

     On March 17, 2004, the Company received a letter from counsel for one of its employees alleging that the Company’s reimbursement practices were illegal and unethical and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, the Company received a letter from counsel for one of its former employees alleging that the Company failed to pay for accrued vacation time and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, the Company entered into a binding memorandum of understanding with these individuals agreeing to settle these disputes. As settlement in full of these employees’ claims, the Company agreed to pay the individuals an aggregate amount of $130,000 in cash and to issue shares of freely tradable Company common stock with a market value of $100,000. The Company intends to enter into a definitive settlement agreement setting forth the details of the memorandum of understanding with these individuals in the near future. The total of $230,000 has been accrued as accrued payroll at March 31, 2005 and June 30, 2004. The Company has also retained a reimbursement consultant to investigate the whistleblower claims, and such consultant has indicated its belief that such claims lack merit.

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

     The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company chose to not adopt the voluntary change to the fair value method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

     If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123 and SFAS No. 148, net loss and net loss per share would have been as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
Net Loss:
As Reported	$(356,454)	$(485,013)	$(1,230,701)	$(1,486,882)
Fair value compensation expense	(60,422)	(45,547)	(291,216)	(135,438)

Pro Forma	$(416,876)	$(530,560)	$(1,521,917)	$(1,622,320)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)	$(0.02)	$(0.05)	$(0.07)
Fair value compensation expense	(0.01)	—	(0.01)	(0.01)

Pro Forma	$(0.02)	$(0.02)	$(0.06)	$(0.08)

Stock Based Compensation:
As Reported	$—	$—	$—	$—
Fair value compensation expense	(60,422)	(45,547)	(291,216)	(135,438)

Pro Forma	$(60,422)	$(45,547)	$(291,216)	$(135,438)

     Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during the three months and nine months ended March 31, 2005 and March 31, 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected
	Risk-Free	Dividend	Expected	Expected
	Interest Rate	Yield	Life	Volatility
Three Months Ended
March 31, 2005	3.60%-3.75%	None	5 years	1.060-1.120
March 31, 2004	3.20%	None	5 years	1.108
Nine Months Ended
March 31, 2005	3.60%-3.75%	None	5 years	1.060-1.120
March 31, 2004	2.46%-3.20%	None	5 years	.915-1.108

     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

     The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 100,000 shares of its common stock to its CEO for every month of employment for the period September 2003 through December 2004. In accordance with this agreement, on March 31, 2005, the Company issued 1,600,000 shares of its common stock to its CEO. The fair market value of the shares at that date was $400,000. For the period January 1, 2005 through December 31, 2005, the Company will grant 125,000 shares of its common stock per month to its CEO. Accordingly, the Company has accrued a compensation liability of $93,750 at March 31, 2005 which is the fair market value of 375,000 shares relating to this provision.

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

     Revenue Recognition. We recognize revenue in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, as amended by SAB No. 104. Pursuant to SAB No. 101, the Company recognizes revenue from the sale of equipment at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. Shipping and handling costs are included as cost of equipment sales. In addition, title passes to the customer or distributor upon shipment. At the time of shipment, all of the criteria for recognition set forth in SAB No. 101 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

     In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange our product. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion. We did not incur any significant warranty repair costs for the three months and the nine months ended March 31, 2005 and 2004, respectively. Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 101.

     Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.

     Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first out method) or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

     Research and Development. Research and Development costs are expenses as incurred. We did not incur any research and development costs for the three months and the nine months ended March 31, 2005 and 2004, respectively.

Results of Operations

     As of March 31, 2005, we had an accumulated deficit of $(24,481,050), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of March 31, 2005, we had cash and cash equivalents of $1,544,926. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$215,234	$25,145	$185,382	$4,707
Cost of Sales	27,772	974	26,784	14

Gross Profit	$187,462	$24,171	$158,598	$4,693

	Three Months Ended March 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$210,521	$10,450	$132,914	$67,157
Cost of Sales	37,584	3,064	26,056	8,464

Gross Profit	$172,937	$7,386	$106,858	$58,693

     Total Equipment Sales Revenue for the three months ended March 31, 2005 was $25,145, compared to $10,450 for the three months ended March 31, 2004. Revenue relating to international equipment sales was $-0- for the three months ended March 31, 2005 and $10,450 for the three months ended March 31, 2004. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding

CVProfilor® DO-2020 System placements (per-patient–tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

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

     For the three months ended March 31, 2005, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $185,382, compared to $132,914 for the three months ended March 31, 2004. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the three months ended March 31, 2005, Service/Contract Income was $4,707, compared to $67,157 for the three months ended March 31, 2004. None of the $4,707 amount and $59,500 of the $67,157 amount represent contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provided our CardioVascular Profiling Systems and certain employees who tested visitors to the pharmaceutical company’s exhibition booth. In early 2005, the pharmaceutical company informed us that they would no longer continue their prior arrangements with us for another year.

     Total selling, general and administrative expenses for the three months ended March 31, 2005 were $553,541, compared to $665,771 for the three months ended March 31, 2004. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31
	2005	2004
Wages, related expenses and benefits	$161,159	$227,358
Patents and related expenses	5,020	12,389
Outside consultants	66,056	36,218
Rent (building/equipment) and utilities	25,149	24,105
Insurance-general and directors/officers liability	18,369	20,374
Selling, marketing and promotion, including applicable wages	204,478	190,917
Legal and audit/accounting fees	16,680	88,019
Royalties	6,316	4,301
Depreciation and amortization	13,989	20,076
Other-general and administrative	36,325	42,014

Total selling, general and administrative expenses	$553,541	$665,771

     Wages, related expenses and benefits decreased from $227,358 to $161,159 for the three months ended March 31, 2004 and March 31, 2005, respectively. Our number of employees decreased from twelve as of March 31, 2004 to nine as of March 31, 2005.

     Outside consultants’ expense increased from $36,218 for the three months ended March 31, 2004 to $66,056 for the three months ended March 31, 2005. This increase is principally due to our need for specific consulting services relating to the quality systems and regulatory affairs aspect of our business that we now outsource as a result of our employee workforce reduction and plan to continue to outsource.

     Selling, marketing and promotion expense increased from $190,917 for the three months ended March 31, 2004 to $204,478 for the three months ended March 31, 2005. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. Our planned conversion from capital sales of our HDI/PulseWave™ CR-2000 Research System to our “per-patient-tested” rental revenue model associated with our FDA cleared CVProfilor® DO-2020 System had no material effect on our total expenses in this category, as our sales force has merely redirected its efforts to placements of our rental units in physicians’ offices.

     Interest income was $9,625 and $7,821 for the three months ended March 31, 2005 and 2004, respectively.

     Net loss was $(356,454) for the three months ended March 31, 2005, compared to a net loss of $(485,013) for the three months ended March 31, 2004. For the three months ended March 31, 2005, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 27,778,459. For the three months ended March 31, 2004, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 24,016,177.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

     The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2005 and 2004:

	Nine Months Ended March 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$760,670	$157,865	$430,739	$172,066
Cost of Sales	127,060	25,137	79,855	22,068

Gross Profit	$633,610	$132,728	$350,884	$149,998

	Nine Months Ended March 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$693,140	$147,695	$324,734	$220,711
Cost of Sales	122,580	21,839	73,762	26,979

Gross Profit	$570,560	$125,856	$250,972	$193,732

Total Equipment Sales Revenue for the nine months ended March 31, 2005 was $157,865, compared to $147,695 for the nine months ended March 31, 2004. Revenue relating to international equipment sales was $58,220 for the nine months ended March 31, 2005 and $61,945 for the nine months ended March 31, 2004. Although we continue to pursue sales of the CR-2000 Research Systems, the majority of our time and attention is now, and it is expected to continue to be, focused on expanding CVProfilor® DO-2020 System placements (per-patient-tested rental program) and attempting to increase its utilization in U.S. physicians’ medical offices and clinics and seeking to increase third party reimbursements for such utilization. The reason for the shift in our strategic focus to the CVProfilor® DO-2020 System was: a) FDA 510(k) clearance to market it in the United States on November 1, 2000; and b) the potential practicing physician market is significantly larger than the research market for the CR-2000 Research System.

     For the nine months ended March 31, 2005, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $430,739, compared to $324,734 for the nine months ended March 31, 2004. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

     For the nine months ended March 31, 2005, Service/Contract Income was $172,066 compared to $220,711 for the nine months ended March 31, 2004. $154,500 of the $172,066 amount and $178,220 of the $220,711 amount represent contract income pertaining to our agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. Under this agreement, we provided our CardioVascular Profiling Systems and certain employees who tested visitors to the pharmaceutical company’s exhibition booth. In early 2005, the pharmaceutical company informed us that they would no longer continue their prior arrangement with us for another year.

     Total selling, general and administrative expenses for the nine months ended March 31, 2005 were $1,886,431, compared to $2,030,620 for the nine months ended March 31, 2004. The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31
	2005	2004
Wages, related expenses and benefits	$581,684	$672,230
Patents and related expenses	6,057	27,650
Outside consultants	293,385	70,757
Rent (building/equipment) and utilities	73,189	73,125
Insurance-general and directors/officers liability	57,808	55,117
Selling, marketing and promotion, including applicable wages	541,556	618,535
Legal and audit/accounting fees	170,778	222,375
Royalties	17,658	14,173
Depreciation and amortization	44,956	74,240
Other-general and administrative	99,360	202,418

Total selling, general and administrative expenses	$1,886,431	$2,030,620

     Wages, related expenses and benefits decreased from $672,230 to $581,684 for the nine months ended March 31, 2004 and March 31, 2005, respectively. Our number of employees decreased from twelve as of March 31, 2004 to nine as of March 31, 2005.

     Outside consultants expense increased from $70,757 for the nine months ended March 31, 2004 to $293,385 for the nine months ended March 31, 2005. This increase is principally due to our need for specific consulting services relating to the quality systems and regulatory affairs aspect of our business that we now outsource as a result of our employee workforce reduction and plan to continue to outsource.

     Selling, marketing and promotion expense decreased from $618,535 for the nine months ended March 31, 2004 to $541,556 for the nine months ended March 31, 2005. This category includes wages and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The decrease in our number of employees accounted for most of this decrease in expenses.

     Interest income was $22,120 and $23,363 for the nine months ended March 31, 2005 and 2004, respectively.

Interest expense was $-0- and $50,185 for the nine months ended March 31, 2005 and 2004, respectively. A further breakdown of the components of interest expense is as follows:

	Nine Months Ended
	March 31
	2005	2004
Convertible Notes Payable:
8% interest on outstanding principal balances	$—	$1,205
Fair value basis allocation to the five-year warrants to purchase 250,000 shares of Common Stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	—	48,531
Other-miscellaneous
	—	449

Total Interest Expense	$—	$50,185

Net loss was $(1,230,701) and $(1,486,882) for the nine months ended March 31, 2005 and 2004, respectively. For the nine months ended March 31, 2005, basic and diluted net loss per share was $(.05), based on weighted average shares outstanding of 27,287,367. For the nine months ended March 31, 2004, basic and diluted net loss per share was $(.07), based on weighted average shares outstanding of 20,598,659.

Liquidity and Capital Resources

     Cash and cash equivalents had a net increase of $166,633 and a net increase of $1,115,330 for the nine months ended March 31, 2005 and March 31, 2004, respectively. The significant elements of these changes were as follows:

		Nine Months Ended March 31
		2005	2004
Net cash used in operating activities:
— net loss, as adjusted for non-cash items		$(1,084,611)	$(1,272,334)

— decrease in accounts receivable:		(A)206,950	44,499
– (A)	$100,710 accounts receivable balances re: four (4) CR-2000 unit sales in June, 2004 were received in the quarter ended September 30, 2004; $107,000 accounts receivable balance re: one customer for services provided in June, 2004 was received in the quarter ended September 30, 2004.

		Nine Months Ended March 31
		2005	2004
— (increase) decrease in inventory:		(B) (129,052)	45,496
– (B)	In September 2004, we purchased certain inventory parts from a single vendor in the amount of $161,192.

— increase (decrease) in deferred revenue:		5,313	(C) (153,553)
– (C)	Approximately 80% of this decrease pertains to deferred revenue recognized relating to our services contract agreement with a pharmaceutical company.

Net cash provided by financing activities:
— issuance of Preferred and Common Stock:		(D) 930,101	(E) 2,295,874
– (D)	$914,021 of this amount pertains to the issuance of 192,688 shares of Series A Convertible Preferred Stock and 3,064,341 shares of common stock to holders who exercised certain stock purchase warrants.

– (E)	On August 28, 2003, we completed the private placement offering (the “Unit Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, who is our Chief Executive Officer. Gross proceeds from this offering were approximately $2,300,000 and net proceeds were $1,873,483. The 585,980 Units are comprised of 585,980 shares of Series A Convertible Preferred Stock, 9,318,866 shares of common stock, and a series of six (6) purchase warrants.

We have incurred operating losses and have not generated positive cash flow from operations. As of March 31, 2005, we had an accumulated deficit of $(24,481,050).

     As of March 31, 2005, we had cash and cash equivalents of $1,544,926 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2005.

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

     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “August Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering (the “February Placement”) of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. In March 2005, we issued 2,421,334 shares of common stock and 152,255 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $722,227.

Item 4. Controls and Procedures .

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2004, we received a letter from counsel for one of our employees alleging that our reimbursement practices were illegal and unethical and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, we received a letter from counsel for one of our former employees alleging that we failed to pay for accrued vacation time and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, we entered into a binding memorandum of understanding with these individuals agreeing to settle these disputes. As settlement in full of these employees’ claims, we agreed to pay the individuals an aggregate amount of $130,000 in cash and to issue shares of freely tradable Company common stock with a market value of $100,000. We intend to enter into a definitive settlement agreement setting forth the details of the memorandum of understanding with these individuals in the near future. We have also retained a reimbursement consultant to investigate the whistleblower claims, and such consultant has indicated its belief that such claims lack merit.

Except as set forth above, we are not aware of any material pending or threatened legal proceedings, which involve us.

Item 2. Changes in Securities

The disclosures made in Note 2 of the financial statements (see Item 1 of Part I of this report) regarding sales and issuances of our securities relating to the exercise of certain warrants during the quarter ended March 31, 2005 are hereby incorporated into this Item 2 of Part II by this reference.

On March 31, 2005, we issued 1,600,000 shares of our common stock to our CEO, Mark N. Schwartz, which was in accordance with an existing employment agreement. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

During the quarter ended March 31, 2005, certain holders of our Series A Convertible Preferred Stock elected to convert their shares into shares of our common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. During this quarter, an aggregate of 32,256 shares of Series A Convertible Preferred Stock were converted into an aggregate of 380,072 shares of common stock. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

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

Date: May 13, 2005