Form 10KSB
period 2005-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2005-09-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24635

Hypertension Diagnostics, Inc.
(Name of Small Business Issuer in Its Charter)

Minnesota	41-1618036
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2915 Waters Road, Suite 108, Eagan, Minnesota 55121
(Address of Principal Executive Offices, including Zip Code)
Issuer’s Telephone Number: (651) 687-9999
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock ($.01 par value)
(Title of Class)
Redeemable Class B Warrant
(Title of Class)
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐
     The issuer’s revenues for the fiscal year ended June 30, 2005 were $1,182,005.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
     The aggregate market value of the Company’s common stock and Series A Convertible Preferred Stock held by non-affiliates of the issuer as of September 16, 2005, when the last sale price of the Company’s common stock was $.31 as reported by the OTC Bulletin Board, was approximately $11,101,000.
     There were 32,973,483 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 16, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-KSB
For the Year Ended June 30, 2005
 i

PART I
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
Introduction
     We were incorporated under the laws of the state of Minnesota on July 19, 1988. We are engaged in the design, development, manufacture and marketing of proprietary devices that we believe non-invasively measure both large and small artery elasticity. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. Our product provides important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patients’ cardiovascular disease, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease.
ITEM 1. Business
     We are currently marketing three products:
     CVProfilor® DO-2020 CardioVascular Profiling System. The CVProfilor® DO-2020 System has been approved by the FDA, and is being marketed to primary care physicians and other health care professionals within the United States. These physicians and other health care professionals can either rent the CVProfilor® DO-2020 on a “per-patient-tested” rental basis, lease it through a third-party capital lease, or purchase it directly from us.
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
     Cardiovascular disease accounted for about 16.6 million worldwide deaths in 2001 with 7.2 million deaths from heart disease and 5.5 million deaths from stroke. Worldwide, high blood pressure is estimated to cause 7.1 million deaths and the World Health Organization, or WHO, indicates that approximately 62% of strokes and 49% of heart attacks are caused by hypertension. According to the American Heart Association, or AHA, 49% of all deaths in Europe are from cardiovascular disease (43% of all deaths in men and 55% of all deaths in women) and deaths from cardiovascular disease made up 40% of the total deaths in China in recent years. Stroke and coronary heart disease are the leading causes of cardiovascular disease death and illness in Southeast Asia. According to a 2005 Update by the AHA, more than 70 million Americans have one or more forms of cardiovascular disease, with hypertension or high blood pressure being the leading cardiovascular disease affecting approximately 65 million Americans. Coronary heart disease, the second largest form of cardiovascular disease, affects 13 million Americans and is the nation’s number one killer. Stroke affects 5.4 million Americans, is the nation’s number three killer and is the leading cause of severe, long-term disability. Congestive heart failure affects 4.9 million Americans.
     Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90 mmHg or greater diastolic pressure, is extremely common. Worldwide, 600 million people with high blood pressure are at risk of heart attack, stroke, and cardiac failure. According to the AHA, approximately 65 million adult Americans (that is, about 32% of the adult population) have high blood pressure. Of those with high blood pressure, 30% are unaware they have it, 34% are on medication and have it controlled, 25% are on medication and do not have their blood pressure controlled, and 14.8% are not on medication and do not have their blood pressure under control. In other words, more than 65% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes. According to the National Institutes of Health, or NIH, National Heart, Lung, and Blood Institute’s, or NHLBI, Framingham Heart Study, middle-aged and elderly people face a 90% risk of developing hypertension during their remaining years. Moreover, an estimated 73% of the 17 million U.S. adults with diabetes have hypertension or borderline hypertension. Another 16 million American adults have pre-diabetes, a condition that occurs when a person’s blood glucose levels are higher than normal but not high enough for a diagnosis of diabetes. The American Diabetes Association, or ADA, predicts that the number of new U.S. cases of diagnosed diabetes is expected to increase by one million people per year. The ADA believes that people with diabetes are two to four times more likely to have hypertension, two to four times more likely to experience a stroke, and cardiovascular disease is the major cause of diabetes-related deaths. The WHO estimates that 176 million people have diabetes worldwide. India tops the list having 31 million people with diabetes, the largest number of people with diabetes in the world. Overall, hypertension and diabetes are major contributors to cardiovascular death worldwide and continue to grow in size. For example, only one-third of the people over 35 years of age in Beijing and Shanghai, China have normal blood pressure, and 30% of Chinese adults have high blood pressure, one of the highest rates of hypertension in the world.
     In addition to the 65 million Americans with hypertension, an additional 59 million U.S. adults (about 28% of American adults) and many more adults globally are estimated to have “prehypertension” which is defined as a blood pressure reading at 120-139/80-89 mmHg. Prehypertensive individuals are believed to be at significant risk for developing hypertension and they have a much greater risk of cardiovascular events or dying from cardiovascular disease within 10 years than people with lower or normal blood pressure levels.

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
     The Clinical Problem
     Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction due to artherosclerosis. In addition, due to the fact that hypertension increases one’s risk for developing cardiovascular disease, physicians put considerable effort into blood pressure measurements even though it, too, is an insensitive and nonspecific means of assessing the underlying condition of the blood vessels. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer, that is, an upper-arm blood pressure cuff device. Despite these attempts to identify patients at risk for cardiovascular disease, more than 1.2 million Americans suffer heart attacks annually, and for 50% of men and 64% of women who died suddenly of a heart attack, it was the very first sign of cardiovascular disease. Approximately 50% of heart attack victims had normal blood pressure and normal cholesterol.
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
     Incorporating this physiological phenomena associated with blood pressure waveforms, Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota Medical School in Minneapolis and two of our Company’s founders, developed a clinically useful procedure for determining a measure of elasticity for both large and small arteries. Our products use patented and proprietary software programs and algorithms to analyze the contour of the blood pressure waveform so that the arterial elasticity can be determined. The measure of elasticity of the large arteries is called a C1-large artery elasticity index and in the small arteries the measure is called the C2-small artery elasticity index.
     The Products
     We currently have designed, developed and are marketing three products:
— HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

— CVProfilor® DO-2020 CardioVascular Profiling System

— CVProfilor® MD-3000 CardioVascular Profiling System
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
     The CR-2000 Research System is being marketed worldwide to pharmaceutical firms, research investigators at academic medical research centers, government institutes conducting a wide range of cardiovascular disease research and, in the European Union, to physicians for use in clinical research.
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
     The CVProfilor® DO-2020 System utilization continues to gain momentum as do System placements which totaled approximately 100 as of June 30, 2005. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product launch.
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
     CardioVascular Profile (CVProfile™) Report
     The Research CardioVascular Profile Report currently generated by the CR-2000 Research System presents the following parameters:
—1.5 Second Blood Pressure Waveform Graph — Pulse Pressure — Estimated Stroke Volume Index

— Large Artery Elasticity Index — Pulse Rate — Estimated Cardiac Output

— Small Artery Elasticity Index — Estimated Cardiac Ejection Time — Estimated Cardiac Index

— Systolic Blood Pressure — Estimated Stroke Volume — Total Vascular Impedance

— Diastolic Blood Pressure — Body Surface Area — Systemic Vascular Resistance

— Mean Arterial Pressure — Body Mass Index
     The CVProfile™ Report currently generated by the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System presents the following parameters:
—1.5 Second Blood Pressure Waveform Graph — Mean Arterial Pressure

— C1-Large Artery Elasticity Index — Pulse Pressure

— C2-Small Artery Elasticity Index — Pulse Rate

— Systolic Blood Pressure — Body Mass Index

— Diastolic Blood Pressure — Body Surface Area
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
     Published Articles: Clinical Research Update
     Several scientific articles have been published in peer-reviewed medical journals which utilized either the CR-2000 Research System or the CVProfilor® DO-2020 System. We have over 200 abstracts and articles in our bibliography, all of which generally address our technology, our methodology, the relationship of arterial elasticity to cardiovascular disease, and/or the benefits of blood vessel elasticity assessment. In addition, more than half of these peer-reviewed, published articles and abstracts reference the utilization of the CVProfilor® DO-2020 System or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

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
     As of June 30, 2005, the CR-2000 Research System was being utilized in 24 countries throughout the world and users have contributed many of the articles in our bibliography of 220 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

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
     • Pfizer, Inc. used the CR-2000 Research System for a North American cardiovascular drug research trial, AVALON, to study the arterial elasticity impact of their combination drug, Caduet, a combination of Norvasc and Lipitor; and
     • Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug research trial.
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
     HDI/PulseWave™ CR-2000 Research System
     The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through international distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2005, the established end-user price in the U.S. for the CR-2000 Research System was approximately $24,500; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

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
     As part of our product launch, we have introduced the CVProfilor® DO-2020 System to physicians at several key physician meetings, regionally and nationally. For example, at the 2004 American College of Cardiology (ACC) meeting held in New Orleans, Louisiana and at the 2004 European Society of Hypertension meeting held in Paris, France, we provided CVProfile™ tests to physicians in the booth of Novartis Pharmaceuticals Corporation. In addition to these meetings, we also participated in the 2004 meeting held by the ADA and the 2003 meeting held by the AHA to market our products. In fiscal year 2005, revenue from Novartis Pharmaceuticals Corporation accounted for approximately 13.1% of our total revenue. However, in January 2005, Novartis informed us that they would not be renewing their agreement with HDI.
     In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under four pricing structures. Physicians may:
     — purchase a new CVProfilor® DO-2020 System for $27,000;
     — rent the CVProfilor® DO-2020 System for a period of one year and pay a $45 per test fee, subject to a minimum monthly fee of $450.
     — rent the CVProfilor® DO-2020 System for a period of one year and pay a flat fee of $2,250 per month for unlimited utilization.
     — purchase a rented CVProfilor® DO-2020 System for a reduced price dependant upon the amount of cumulative rental payments made to HDI.
     In order to accelerate the rate of acceptance of our CVProfilor® DO-2020 System in the medical marketplace, we have focused our marketing to physicians in the United States on the per-use price structure, which we refer to as the “per-patient-tested” rental basis. We are currently using a small direct sales force to call on key physician opinion leaders.. We plan to expand our sales network consistent with our capital availability and revenue growth.
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
     CVProfilor® MD-3000 System
     Following the introduction of the CVProfilor® MD-3000 System in June 2002, we began introducing the product to our international distributors to market it to cardiovascular specialists, cardiologists and primary care physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within key international markets.
     The MD-3000 System is being sold to distributors who re-sell it in their territory. Our distributors have the right to set the selling price of the MD-3000 System within their assigned territory. Distributor appointments are generally based on the distributor’s ability to manage the financial aspects of currency fluctuations, their demonstration of ethical conduct consistent with U.S. business practices, their ability to market to and support key differences in physician practice patterns, and their ability to satisfy government regulations pertaining to use of medical devices that exist within their territory. We prefer distributors to also distribute complementary cardiovascular or general medical products and that have the ability to designate specialist support for marketing the MD-3000 System.
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
     On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Service, Inc. Both our CR-2000 Research CardioVascular Profiling System and our MD-3000 System display the “CE 0123” mark, indicating that they are approved for sale throughout the European Union and that the products comply with applicable electrical and mechanical safety standards.
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
     We are aware of a number of firms that are developing or have developed products that attempt to measure vascular elasticity and which may be viewed to a greater or lesser degree as competitive alternatives to our products. These firms include: ARTECH Medical (formerly Colson/Dupont Medical), Pantin, France; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.), based in Sydney, Australia; Colin Medical Instruments Corp., Tokyo, Japan (recently acquired by Omron Healthcare Co. Ltd.); Endothelix, Inc., Houston, Texas; Fukuda Denshi, Tokyo, Japan; Hemonix, Inc., Beverton, Oregon; International Medical Device Partners, or IMDP, Las Vegas, Nevada; Itamar Medical, Ltd., Caesarea, Israel; Meridian Co., Ltd., Seoul, Korea; Micro Medical, Kent, United Kingdom; Novacor, Paris, France; Omron Healthcare Co. Ltd., Kyoto, Japan, a subsidiary of Omron Corporation; Pie Medical Imaging bv, Maastricht, The Netherlands; Pulse Metric, Inc., or PMI, San Diego, California; Specaway Pty. Ltd., St. Pauls, New South Wales, Sydney, Australia; and Vasocor, Inc., Charleston, North Carolina.
     Seven of these companies have products that have been cleared by the FDA.
     IMDP’s device, the CardioVision MS-2000, requires the purchase of a separate personal computer (and the use of special software), which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the single large artery directly under an upper-arm blood pressure cuff unlike our products, which provide systemic elasticity indices of both large and very small arteries throughout the entire body.
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
     AtCor’s Medical Pty Ltd.’s, the SphygmoCor System, FDA cleared on February 1, 2002, is indicated for use in those patients where information related to the ascending aortic pressure is desired, but in the opinion of the physician, the risks of an invasive intra-arterial pressure recording procedure are too great. The SphygmoCor System provides a derived ascending aortic blood pressure waveform and a range of central arterial indices.
     Vasocor, Inc.’s device measures blood pressure values and heart pulse rates based on segmental measurement and provides an indication of arterial compliance. Vasocor, Inc.’s device received FDA clearance on January 23, 2002.
     Itamar Medical Ltd.’s Endo-PAT 2000, FDA cleared on November 12, 2003, is a non-invasive device intended for use as a diagnostic aid in the detection of coronary artery endothelial dysfunction (positive or negative) using a reactive hyperemia procedure and is not intended to be used as a screening test in the general population.
     Meridian Co., Ltd.’s device, the McPulse Photoelectric Plethysmograph, provides non-invasive measurement of pulse waveform and heart rate by photoelectric plethysmography. The McPulse, FDA cleared on February 19, 2003, is intended to be used to measure pulse waveform and heart rate in the finger through the use of an optoelectronic sensor that is applied to the patient and a microprocessor-based system that processes and displays the measurement.
     Colin Medical Instruments Corp. received FDA clearance on July 9, 2002, for a monitor that is designed to assist in the detection of peripheral vascular diseases. In addition to measuring blood pressure, heart rate, pulse wave and heart sounds, the device is capable of calculating ankle-brachial index and pulse wave velocity. This device is used on adult patients only. Colin Medical Technology, (formerly Colin Medical Instruments Corp), a division of the Carlyle Group, was recently sold to Omron Corporation.
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
     Under the Federal Food, Drug and Cosmetic Act, or the FDCA, and its relevant amendments and acts (1976 Medical Device Amendments, 1990 Safe Medical Devices Act, 1992 Medical Device Amendments, 1997 FDA Modernization Act, and 2002 Medical Device User Fee and Modernization Act) and the regulations promulgated thereunder, manufacturers of medical devices are required to comply with rules and regulations concerning the design, testing, manufacturing, packaging, labeling and marketing of medical devices. Medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Our products are considered Class II devices.
     If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (510(k)) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device. The process of obtaining clearances or approvals from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinic trials or submission of data to regulatory acceptance. On November 1, 2000, our 510(k) submission was granted clearance by the FDA to market our CVProfilor® DO-2020 System. Our CVProfilor® DO-2020 System is the only one of our products marketed in the U.S. for the treatment of patients. Our CR-2000 Research System is not marketed in the U.S. for the treatment of patients — it is marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies.
     As a manufacturer of a medical device, we are also subject to certain other FDA regulations, and our manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Quality System Regulations. We believe that our manufacturing and quality control procedures conform to the requirements of FDA regulations. FDA clearances and approvals often include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly controls and prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.
     Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective. All medical devices must meet the Medical Device Directive standards and receive CE Mark certification to be sold in the European Union. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the notified body in Europe. Both our CVProfilor® MD-3000 and our CR-2000 Research System bear the CE Mark (CE 0123). Other countries have similar requirements based on conformance to quality standards consistent with our ISO-9001, EN-46001 and ISO-13485 certification and/or the FDA’s QSR regulations.
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
     Employees and Consultants
     As of June 30, 2005, we employed 8 full-time employees, 1 of whom is engaged in a sales position and is not based at our corporate headquarters in Eagan, Minnesota. We believe that our employee relations are good.
     From time to time, we may engage consultants to provide various services. We currently engage consultants and independent contractors and have ongoing consultant relationships with several experts including the following:
•	several experts in regulatory affairs and FDA matters;

•	Jay N. Cohn, M.D., as our Chief Medical Consultant; and

•	one sales consultant.
     We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.

RISK FACTORS
The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.
Risks Related to Our Business
     We are presently generating only minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2005, we had an accumulated deficit of $(24,705,577) attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.
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
     We may need additional capital immediately to continue our business. Until such time as our product generates sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $70,000. We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2005. We do not expect revenue generated by our products to be sufficient to meet our capital needs during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components, depends to a significant degree on our ability to obtain sufficient and timely future financing. As we grow our business and begin to develop new geographical markets for our products, our current monthly burn rate may increase.
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
     Our marketing strategy may result in lower revenues. We have focused our initial CVProfilor® DO-2020 marketing efforts on a “per-patient-tested” marketing strategy which we believe has a number of significant advantages for physicians over the more traditional product “sales” strategy. Our pricing under this “per-patient-tested” is as follows: a physician leases the CVProfilor® DO-2020 System for a period of one year, paying a $45 per test, subject to minimum monthly fee of $450. The per-patient-tested marketing strategy has one significant drawback for us over the more traditional product capital acquisition or “sales” strategy. This per-patient-tested rental approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 under this pricing follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period, the receipt of which cannot be assured. Additionally, we cannot assure you that our marketing strategy will result in greater revenue, immediately or over time, than revenue which would have been realized from the sale of the CVProfilor® DO-2020 System. While we believe that the per-patient-tested method may increase the rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 as compared to a capital acquisition approach or “sales” approach, this may not be true. Additionally, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020, which cannot be assured.
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
     Our physician customers are dependent upon the availability of third party reimbursement to the physician and/or direct patient payment. While the cost of our products and services are reimbursed by certain private health coverage insurers and payer organizations, Medicare and certain of the private health coverage insurers and other payer organizations may not consistently provide reimbursement for our products and services. The availability of third party reimbursement for our medical products and services may affect the physician’s decision to use our products and services. As a result, our financial performance may be impacted by the availability of reimbursement, if any, for the cost of our products and services from government health administration authorities, private health coverage insurers and other payer organizations. Our experience has shown that reimbursement for the cost associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenue. We cannot assure you that patients will be willing to pay for our products at prices, which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.
     We operate in an intensely competitive market. Competition from medical devices, or other medical measures, that are used to screen patients for cardiovascular disease is intense and likely to increase. We compete with manufacturers of, for example, non-invasive blood pressure monitoring equipment and instruments, and may compete with manufacturers of other non-invasive devices. In addition, our products will also compete with traditional blood pressure testing by means of a standard sphygmomanometer, which, as a stand-alone product, is substantially less expensive than our products. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience, and more extensive regulatory, manufacturing and marketing capabilities than we do. Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer. Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics, pharmaceutical firms, and hospitals, and other purchasing organizations which may act as a barrier to market entry for our products. In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing, marketing or obtaining third party reimbursement for their new or existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.
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
     We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business. By way of example, we currently obtain our Arterial PulseWave™ Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with Apollo Research Corp., or Apollo, our sole supplier of this component. In January 2001, we were advised by Apollo that they could not assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for production of approximately 600 of our products, which based upon our current estimates should be sufficient for two years of production. Similarly, we were also advised by Colin Medical Instruments Corp. , our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor. We currently have an inventory of such monitors, which we believe would be sufficient for two years of production. If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.
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
     We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management personnel, particularly our Chief Executive Officer and Chairman, Mark N. Schwartz, our President and Secretary Greg H. Guettler, our Senior Vice President, Finance and Administration and Chief Financial Officer, James S. Murphy, our Customer Service Manager, George T. Welisevich, and our Managing Director — Sales, William R. Sotka. We do not have key-person life insurance on these key personnel. The employment agreements of Mr. Guettler and Mr. Murphy have expired by their terms and therefore, such employees, including Mr. Sotka, are employed at-will by us. Our future success will depend on our ability to attract and retain highly qualified personnel. The Schwartz Group (a group of investors represented by

Alan Stern, Larry Leitner, Steven Gerber and Mark N. Schwartz) is in control of the Company and therefore will be able to effect changes in the management and other personnel of the Company. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.
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
     Regulation in the United States. Under various amendments to the Federal Food, Drug and Cosmetic Act, or the FDCA, and related regulations, manufacturers of medical devices are required to comply with very specific rules and regulations concerning the design, testing, manufacturing, packaging, labeling and marketing of medical devices. Failure to comply with the FDCA and any applicable regulatory requirements could result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.
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
     Regulation by Foreign Governments. As a part of our marketing strategy, we are pursuing commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. Although we believe that the CR-2000 and the MD-3000 products can be exported without us having obtained FDA clearance for the marketing of the products in the U.S., there is no assurance that the FDA may not take a contrary position, in which case we could not export our products without first obtaining FDA clearance of the products for marketing in the U.S., which would be an expensive and time consuming process. Export sales of our products may be subject to general U.S. export regulations.
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
Other Risks
     We are controlled by the Schwartz Group. We issued shares of Series A Convertible Preferred Stock and common stock to a group of investors represented by Alan Stern, Larry Leitner, Steven Gerber and Mark N. Schwartz, or the Schwartz Group, in the August 2003 and February 2004 Placements, which resulted in the Schwartz Group (specifically, Mark N. Schwartz pursuant to his irrevocable proxy) beneficially owning approximately 56% of our common stock, in the aggregate, on an as-converted basis. As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we will be prohibited from making certain changes to our capital structure and business practices. Further, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in this Offering, of which the Schwartz Group will likely hold the majority, or without the consent of our Board of Directors, of which the Schwartz Group and its designees constitute the majority. As a result, the Schwartz

Group not only exercises substantial control over all matters that would require shareholder approval, including electing directors and approving significant corporate transactions, but also exercises control over our operations. In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. This provision of our Articles of Incorporation and the concentration of ownership following the Offering may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.
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
     Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market. As of September 16, 2005, there were 32,973,483 shares of our common stock issued and outstanding. Of these outstanding shares, 28,616,949 shares are either freely tradeable or eligible for sale under either Rule 144 or Rule 144(k).
     As of September 16, 2005, we have a total of 38,615,834 shares of common stock, which may be issued upon exercise of the following options or warrants:
▪	453,018 shares of our common stock purchasable through the exercise of our Redeemable Class B Warrants at an exercise price of $1.00 per share;

▪	3,913,228 shares of our common stock purchasable through the exercise of options granted under our 2003 Stock Plan;

▪	372,500 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;

▪	1,094,000 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;

▪	2,246,952 shares of our common stock purchasable through the exercise of other outstanding options and warrants, exercisable at per share exercise prices ranging from $0.25 to $3.39; and

▪	17,403,528 shares of our common stock issuable upon exercise of the Warrants sold in the August 2003 and February 2004 Placements, and 13,132,608 additional shares of our common stock issuable upon conversion of the Series A Convertible Preferred Stock underlying the Warrants.
     We also have 10,754,532 shares of our common stock issuable upon conversion of our 896,211 outstanding shares of Series A Convertible Preferred Stock.
     Moreover, we have registered all the shares of our common stock issuable through our 1995 Long-Term Incentive and Stock Option Plan and 750,000 shares of our common stock issuable through our 1998 Stock Option Plan. We have also registered 453,018 shares purchasable through the exercise of our Redeemable Class B Warrants and 1,296,257 shares purchasable through the exercise of all other outstanding options and warrants.
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
     Minnesota law and our Articles of Incorporation impose limitations on the liability of our directors to our shareholders. Our Articles of Incorporation provide, among other things, that directors, including a person deemed to be a director under applicable law, are not to be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except to the extent provided by applicable law (i) for any breach of the director’s duty of loyalty to us or our shareholders, (ii) for acts or omissions, not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) under Sections 302A.559 or 80A.23 of the Minnesota Business Corporation Act, as amended, (iv) for any transaction from which the director derived an improper personal benefit, or (v) for any act or omission occurring prior to the date that the applicable articles became effective. Our Articles further provide that if the Minnesota Business Corporation Act hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the Minnesota Business Corporation Act, as so amended.
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
ITEM 3. Legal Proceedings
     On March 17, 2004, we received a letter from counsel for one of our employees alleging that our reimbursement practices were illegal and unethical and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, we received a letter from counsel for one of our former employees alleging that we failed to pay for accrued vacation time and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, we entered into a binding memorandum of understanding with these individuals agreeing to settle these disputes. As settlement in full of these employees’ claims, we agreed to pay the individuals an aggregate amount of $130,000 in cash and to issue unrestricted shares of our common stock with a market value of $100,000. We intend to enter into a definite settlement agreement setting forth the details of the memorandum of understanding with these individuals in the near future. We also retained a reimbursement consultant to investigate the whistleblower claims, and such consultant indicated its belief that such claims lack merit.
     We are involved in various other legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving us for which the outcome is likely to have a material adverse effect upon our financial position or results of operations.
     Except as set forth above, we are not aware of any material pending or threatened legal proceedings, which involve us.
ITEM 4. Submission of Matters to a Vote of Security Holders
    No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II
ITEM 5. Market for Common Equity and Related Stockholder Matters
     Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”. Prior to March 21, 2003, our common stock was traded on The Nasdaq SmallCap Market under the ticker symbol “HDII”. As of September 16, 2005, there were: (i) 172 shareholders of record, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) outstanding options or warrants to purchase 8,079,698 shares of our common stock; (iii) 896,211 outstanding shares of Series A Convertible Preferred Stock which is convertible into 10,754,532 shares of our common stock; and (iv) 32,973,483 outstanding shares of our common stock, of which 28,616,949 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144(k).
     The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
	High	Low
Fiscal 2005
First Quarter	$0.25	$0.13
Second Quarter	0.23	0.15
Third Quarter	0.43	0.19
Fourth Quarter	0.26	0.16

Fiscal 2004
First Quarter	$0.60	$0.28
Second Quarter	0.50	0.18
Third Quarter	0.45	0.18
Fourth Quarter	0.36	0.15
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
Recent Sales of Unregistered Securities
     Option Grants
     During the fiscal year ended June 30, 2005, we granted options to purchase up to an aggregate of 84,000 shares of common stock to two independent consultants. The consultants’ options vest over the period commencing July 1, 2004 and ending November 1, 2005. The exercise price for the option grants was $0.15 per share.
     During the fiscal year ended June 30, 2005, we granted options to purchase up to an aggregate of 1,704,300 shares of common stock to our employees, pursuant to our various Stock Plans. The options generally vest over three (3) years, and have exercise prices between $0.165 and $0.17 per share.

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
▪	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark (CE 0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

▪	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. We anticipate that marketing the CVProfilor® DO-2020 System under a “per-patient-tested” rental program will allow us to accelerate the rate of product acceptance in the medical marketplace. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physician can use to acquire their CVProfilor.

▪	The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.
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
     Research and Development. We did not incur any research and development costs for the fiscal years ended June 30, 2005 and 2004.
Results of Operations
     As of June 30, 2005, we had an accumulated deficit of $(24,705,577), attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of June 30, 2005, we had cash and cash equivalents of $1,525,865. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2005.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
     The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2005 and 2004, respectively:

	Fiscal Year Ended June 30, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,182,005	$445,889	$560,377	$175,739
Cost of Sales	184,984	57,262	105,566	22,156

Gross Profit	$997,021	$388,627	$454,811	$153,583

	Fiscal Year Ended June 30, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,074,515	$303,025	$435,354	$336,136
Cost of Sales	175,904	35,891	99,816	40,197

Gross Profit	$898,611	$267,134	$335,538	$295,939

     Total Equipment Sales Revenue for the fiscal year ended June 30, 2005 was $445,889, compared to $303,025 for the fiscal year ended June 30, 2004, a 47% increase. Revenue relating to international equipment sales was $71,375 for the fiscal year ended June 30, 2005 and $121,745 for the fiscal year ended June 30, 2004, a 41% decrease.
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
     For the fiscal year ended June 30, 2005, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $560,377, compared to $435,354 for the fiscal year ended June 30, 2004, a 29% increase.
     For the fiscal year ended June 30, 2005, Service/Contract Income was $175,739, compared to $336,136 for the fiscal year ended June 30, 2004, a 48% decrease. $154,500 of the $175,739 amount and $285,220 of the $336,136 amount represent contract income pertaining to an agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. This agreement expired in December 2004 and was not renewed, which accounted for the decline in this component of Service/Contract Income from $285,220 in fiscal year 2004 to $175,739 in fiscal year 2005, representing a 38% decline or $109,481. Under this agreement, we provided our CardioVascular Profiling Systems and certain employees who tested visitors to the pharmaceutical company’s exhibition booth. In early 2005, the pharmaceutical company informed us they would no longer continue their prior arrangements with us for another year.
     At June 30, 2004 and 2005, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.
     Total selling, general and administrative expenses for the fiscal year ended June 30, 2005 were $2,484,606 compared to $2,718,552 for the fiscal year ended June 30, 2004, a 9% decrease. The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30
	2005	2004

Wages, related expenses and benefits	$727,319	$901,085
Patents and related expenses	6,057	28,209
Outside consultants	362,568	147,808
Rent (building/equipment) and utilities	97,128	96,002
Insurance-general and directors/officers liability	76,177	75,872
Selling, marketing and promotion, including applicable wages	771,391	776,769
Legal and audit/accounting fees	221,682	328,631
Royalties	30,188	22,106
Depreciation and amortization	57,633	93,093
Other-general and administrative	134,463	248,977

Total selling, general and administrative expenses	$2,484,606	$2,718,552

     Wages, related expenses and benefits decreased from $901,085 to $727,319 for the fiscal years ended June 30, 2004 and June 30, 2005, respectively. Included in the $727,319 expense amount for the fiscal year ended June 30, 2005 is an accrued compensation non-cash charge of $127,500 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. Included in the $901,085 expense amount for the fiscal year ended June 30, 2004 is an accrued compensation charge of $230,000 that pertains to a tentative agreement regarding compensation due to two former employees.
     Outside consultants expense increased from $147,808 for the fiscal year ended June 30, 2004 to $362,568 for the fiscal year ended June 30, 2005, a 145% increase. Included in the $362,568 expense amount for the fiscal year ended June 30, 2005 is $139,571 that relates to services provided by outside service consultants in support of the Company’s quality systems pertaining to manufacturing, certification and marketing of its medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions.
     Selling, marketing and promotion expense decreased from $776,769 for the fiscal year ended June 30, 2004 to $771,391 for the fiscal year ended June 30, 2005, a 1% decrease. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.
     Legal and audit/accounting fees decreased from $328,631 to $221,682 for the fiscal years ended June 30, 2004 and 2005, respectively, a 33% decrease. This decrease was due primarily to additional expenses for the fiscal year ended June 30, 2004 incurred in connection with the filing of registration statements, other reports and communications with the U.S. Securities and Exchange Commission.
     Interest income was $32,357 and $30,705 for the fiscal years ended June 30, 2005 and 2004, respectively.
     Interest expense was $-0- and $50,713 for the fiscal years ended June 30, 2005 and 2004, respectively. A further breakdown of the components of interest expense is as follows:

	Fiscal Year Ended June 30
	2005	2004
Convertible Notes Payable:
8% interest on outstanding principal balances	$—	$1,205

Fair value basis allocation to the five-year warrants to purchase 250,000 shares of common stock ($315,789), being amortized on a straight-line basis over the three (3) year term of the debt agreement and as the debt is converted	—	48,531

Other — miscellaneous	—	977

Total Interest Expense	$—	$50,713

     Net loss was $(1,455,228) and $(1,839,949) for the fiscal years ended June 30, 2005 and 2004, respectively. For the fiscal year ended June 30, 2005, basic and diluted net loss per share was $(.05), based on weighted average shares outstanding of 28,505,982. For the fiscal year ended June 30, 2004, basic and diluted net loss per share was $(.08), based on weighted average shares outstanding of 21,745,234.

Liquidity and Capital Resources
     Cash and cash equivalents had a net increase of $147,572 and a net increase of $1,287,958 for the years ended June 30, 2005 and June 30, 2004, respectively. The significant elements of these changes were as follows:

		Fiscal Year Ended June 30
		2005		2004
Net cash used in operating activities:
—	net loss, as adjusted for non-cash		$(1,262,715)		$(1,570,893)
	items (expenses associated with
	depreciation, amortization, stock
	options)

— (increase) decrease in accounts receivable:		(A)	115,118	(B)	(83,359)
— (A)	One of our contract income customers
	as of June 30, 2004 did not renew their
	agreement during fiscal year 2005. This
	customer had a $107,000 accounts receivable
	balance at June 30, 2004 and a $-0- balance
	at June 30, 2005.

— (B)	$100,710 accounts receivable balances
	were recorded in June 2004 regarding the
	sale of four (4) CR-2000 Research Systems.

— (increase) decrease in inventory:		(C)	(97,454)		75,229
— (C)	In September 2004, we purchased 300
	units of a certain inventory part from one
	vendor amounting to $161,192.

— increase in accrued payroll and payroll taxes:		(D)	338,567	(D)	269,091
— (D)	$238,000 of the $269,091 and $127,500
	of the $338,567 amounts, respectively,
	relate to the estimated amount due our chief
	executive officer as part of his compensation
	for services provided to us.

— increase (decrease) in deferred revenue:			16,113	(E)	(148,753)
— (E)	$118,720 of this amount pertains to
	contract income regarding our agreement with
	a pharmaceutical company to provide services
	at certain hypertension and cardiology
	meetings.

Net cash provided by financing activities:
— issuance of preferred stock and common stock:		(F)	1,030,101	(G)	2,767,338
— (F)	$1,014,021 of this amount pertains to
	the exercise by holders of warrants to
	purchase preferred stock and common stock.

— (G)	$2,286,504 of this amount
	pertains to the private placement of
	preferred stock and common stock in August
	2003 and February 2004.

     We have incurred operating losses and have not generated positive cash flow from operations. As of June 30, 2005, we had an accumulated deficit of $(24,705,577).
     As of June 30, 2005, we had cash and cash equivalents of $1,525,865 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2005.
     Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements, sales and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We are pursuing discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have also focused on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses. Within the next twelve months, we also do not anticipate devoting any funds to research and development activities.
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
     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “August Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering (the “February Placement”) of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. In March and April 2005, we issued 2,756,534 shares of common stock and 173,341 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $822,227.

ITEM 7. Financial Statements
Financial Statements
Hypertension Diagnostics, Inc.
Years Ended June 30, 2005 and 2004

Hypertension Diagnostics, Inc.
Financial Statements
Years Ended June 30, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.
     We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
August 19, 2005

Hypertension Diagnostics, Inc.
Balance Sheets

	June 30
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$1,525,865	$1,378,293
Accounts receivable	92,592	207,710
Interest receivable	—	8,920
Inventory	322,278	224,824
Prepaids and other current assets	22,012	55,497

Total Current Assets	1,962,747	1,875,244

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,272,763	1,260,549
Less accumulated depreciation and amortization	(1,065,376)	(915,619)

	224,589	362,132

Other Assets	6,530	6,530

Total Assets	$2,193,866	$2,243,906

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$85,958	$84,802
Accrued payroll and payroll taxes	459,431	520,864
Deferred revenue	5,255	—
Other accrued expenses	24,027	26,054

Total Current Liabilities	574,671	631,720

Deferred Revenue, less current portion	15,658	4,800

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—915,411 and 803,484 at June 30, 2005 and 2004, respectively	9,154	8,035
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares— 32,743,083 and 26,449,378 at June 30, 2005 and 2004, respectively	327,431	264,494
Additional paid-in capital	25,972,529	24,585,206
Accumulated deficit	(24,705,577)	(23,250,349)

Total Shareholders’ Equity	1,603,537	1,607,386

Total Liabilities and Shareholders’ Equity	$2,193,866	$2,243,906

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations

	Year Ended June 30
	2005	2004
Revenue:
Equipment sales	$445,889	$303,025
Equipment rental	560,377	435,354
Service/contract income	175,739	336,136

	1,182,005	1,074,515
Cost of Sales	184,984	175,904

Gross Profit	997,021	898,611

Expenses:
Selling, general and administrative	2,484,606	2,718,552

Total Expenses	2,484,606	2,718,552

Operating Loss	(1,487,585)	(1,819,941)

Other Income (Expense):
Interest income	32,357	30,705
Interest expense	—	(50,713)

	32,357	(20,008)

Net Loss	$(1,455,228)	$(1,839,949)

Basic and Diluted Net Loss per Share	$(.05)	$(.08)
Weighted Average Shares Outstanding	28,505,982	21,745,234
See accompanying notes.

Hypertension Diagnostics, Inc.
Statement of Shareholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2003	—	$—	10,291,088	$102,911	$21,429,844	$(21,410,400)	$122,355
Private placement of Preferred Stock and Common Stock at $3.9064 per Unit (August 2003 and February 2004), net of expenses of $463,867	704,093	7,041	11,197,231	111,972	2,167,491	—	2,286,504
Purchase of warrants	—	—	—	—	100	—	100
Value of stock options, Common Stock and warrants issued in lieu of cash	—	—	—	—	15,662	—	15,662
Conversion of notes payable and accrued interest into Common Stock	—	—	3,328,936	33,290	508,690	—	541,980
Warrants exercised	99,391	994	1,580,623	15,806	454,664	—	471,464
Stock options exercised	—	—	51,500	515	8,755	—	9,270
Net loss	—	—	—	—	—	(1,839,949)	(1,839,949)

Balance at June 30, 2004	803,484	8,035	26,449,378	264,494	24,585,206	(23,250,349)	1,607,386
Value of stock options, Common Stock and warrants issued in lieu of cash	—	—	1,600,000	16,000	405,278	—	421,278
Conversion of Preferred Stock into Common Stock	(101,847)	(1,019)	1,222,164	12,222	(11,203)	—	—
Warrants exercised	213,774	2,138	3,399,541	33,995	977,888	—	1,014,021
Stock options exercised	—	—	72,000	720	15,360	—	16,080
Net loss	—	—	—	—	—	(1,455,228)	(1,455,228)

Balance at June 30, 2005	915,411	$9,154	32,743,083	$327,431	$25,972,529	$(24,705,577)	$1,603,537

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	Year Ended June 30
	2005	2004
Operating Activities:
Net loss	$(1,455,228)	$(1,839,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	21,278	15,662
Depreciation	163,199	192,907
Amortization of debt discount	—	48,531
Interest expense — converted to Common Stock	—	11,956
Net book value of sale of property and equipment	8,036	—
Change in operating assets and liabilities:
Accounts receivable	115,118	(83,359)
Interest receivable	8,920	5,790
Inventory	(97,454)	75,229
Prepaids and other assets	33,485	13,581
Accounts payable	1,156	(17,019)
Accrued payroll and payroll taxes	338,567	269,091
Deferred revenue	16,113	(148,753)
Other accrued expenses	(2,027)	(17,856)

Net cash used in operating activities	(848,837)	(1,474,189)

Investing Activities:
Purchase of property and equipment	(33,692)	(5,191)

Net cash used in investing activities	(33,692)	(5,191)

Financing Activities:
Issuance of Preferred Stock and Common Stock	1,030,101	2,767,338

Net cash provided by financing activities	1,030,101	2,767,338

Net increase in cash and cash equivalents	147,572	1,287,958
Cash and cash equivalents at beginning of period	1,378,293	90,335

Cash and cash equivalents at end of period	$1,525,865	$1,378,293

Supplemental Cash Flow Information:
Cash paid for interest	$—	$977

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into Common Stock	$—	$541,980
Transfer of asset from inventory to property and equipment	—	33,188
Conversion of accrued payroll into Common Stock	400,000	—
See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
1. Organization and Significant Accounting Policies
Description of Business
     Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.
Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2005 and 2004, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized. The Company maintains cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.
Accounts Receivable
     The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2005 and 2004.
Property and Equipment
     Property and equipment are stated at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Depreciation is computed principally using the straight-line method. Estimated useful lives for leasehold improvements are the shorter of the lease term or estimated useful life and 5-7 years for furniture and equipment.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     The Company’s financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.
Impairment of Long-Lived Assets
     The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. To date, no such losses have been recognized.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
1. Organization and Significant Accounting Policies (Continued)
Shipping and Handling Costs
     The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales. The Company records costs related to shipping and handling in cost of sales.
Legal Costs
     The Company expenses legal costs related to lawsuits as incurred.
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
Research and Development Costs
     All research and development costs are charged to expense as incurred. The Company did not incur any research and development costs for the fiscal years ended June 30, 2005 and 2004.
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
1. Organization and Significant Accounting Policies (Continued)
presented is the same as basic net loss per share as the effect of outstanding options, warrants and convertible securities is antidilutive.
Stock-Based Compensation
     The Company accounts for stock-based transactions under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB Opinion No. 25 (as interpreted by FIN 44) for measurement and recognition of stock-based transactions with employees and non-employee directors. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at grant date, no compensation cost has been recognized for stock options issued to employees and non-employee directors under the stock option plans. Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123 and related interpretations.
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
     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company chose to not adopt the voluntary change to the fair value method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.
     If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123 and SFAS No. 148, net loss and net loss per share would have been as follows:

	Year Ended June 30
	2005	2004

Net Loss:
As Reported	$(1,455,228)	$(1,839,949)
Fair value compensation expense	(338,453)	(184,100)

Pro forma	$(1,793,681)	$(2,024,049)

Basic and Diluted Net Loss per Share:
As Reported	$(0.05)	$(0.08)
Fair value compensation expense	(0.01)	(0.01)

Pro forma	$(0.06)	$(0.09)

Stock Based Compensation:
As Reported	$—	$—
Fair value compensation expense	(338,453)	(184,100)

Pro forma	$(338,453)	$(184,100)

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
1. Organization and Significant Accounting Policies (Continued)
     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal year 2005 and fiscal year 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2005	3.75%	None	5 years	1.060 — 1.120
June 30, 2004	3.20%	None	5 years	1.069 — 1.247
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the first quarter of fiscal year 2007, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.
     In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.
     In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
1. Organization and Significant Accounting Policies (Continued)
No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.
          The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 100,000 shares of its common stock to its CEO for every month of employment for the period September 2003 through December 2004. In accordance with this agreement, on March 31, 2005, the Company issued 1,600,000 shares of its common stock to its CEO. The fair market value of the shares at that date was $400,000. For the period January 1, 2005 through December 31, 2005, the Company will grant 125,000 shares of its common stock per month to its CEO. Accordingly, the Company has accrued a compensation liability of $127,500 at June 30, 2005, which is the fair market value of 750,000 shares relating to this provision.
2. Liquidity
          The Company has incurred operating losses and has not generated positive cash flow from operations. As a result, the Company needs additional financing to fund operations. In connection with private placement offerings by the Company in August 2003 and February 2004, the Company issued warrants to purchase common stock and Series A Preferred Stock. These warrants, if exercised, will provide the Company with additional cash to fund its operations. The following is a summary of the potential proceeds available to the Company during fiscal year 2006 if these warrants are exercised:

Potential Proceeds
October 2005:
• 468,797 shares of Series A Preferred Stock at $2.64 per share	$1,237,624
• 7,455,114 shares of common stock at $0.22 per share	1,640,125

December 2005:
• 38,207 shares of Series A Preferred Stock at $2.04 per share	77,942
• 607,611 shares of common stock at $0.17 per share	103,294

February 2006:
• 94,496 shares of Series A Preferred Stock at $2.64 per share	249,469
• 1,502,702 shares of common stock at $0.22 per share	330,594

$3,639,048

          Of the $3,639,048, the Company has received commitment letters from certain warrantholders to exercise their warrants that will generate approximately $463,347 in proceeds to the Company. The anticipated use of cash during the year ending June 30, 2006 is approximately $750,000. The Company believes it has sufficient capital for at least the next 12 months.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
3. Income Taxes
     Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2005	2004
Tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0

Effective income tax rate	—%	—%

     At June 30, 2005, the Company has net operating loss carry forwards totaling approximately $19,938,000 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

2010	$548,000
2011	364,000
2012	772,000
2013	1,109,000
2019	2,124,000
2020	3,253,000
2021	2,132,000
2022	3,607,000
2023	2,373,000
2024	1,764,000
2025	1,128,000

$19,174,000

     No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.
          Components of deferred tax assets are as follows:

	June 30
	2005	2004
Loss carry forwards	$7,670,000	$7,558,000
Less valuation allowance	(7,670,000)	(7,558,000)

Net deferred tax assets	$—	$—

4. Convertible Notes Payable
     On March 27, 2002, the Company completed a private placement to five investors consisting of 8% Convertible Notes in the aggregate principal amount of $2,000,000. The Convertible Notes were due on March 27, 2005 and bore interest at an annual rate of 8%. At the date of any conversion of the Convertible Notes to shares of common stock, the investor(s) could have elected to receive the applicable accrued interest in cash or shares of common

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
4. Convertible Notes Payable (Continued)
     Stock. The Convertible Notes were not secured. In connection with the private placement, the Company also issued to the investors five-year warrants to purchase up to an aggregate of 250,000 shares of common stock. The warrants have an exercise price of $3.3925, which was 115% of the closing bid price of common stock as of the closing date. The warrants expire in March 2007.
     During the fiscal year ended June 30, 2004, $530,023 of remaining Convertible Notes principal, and $11,956 of accrued interest relating to this principal amount, were converted into 3,328,936 shares of common stock.
5. Shareholders’ Equity
     During the fiscal year ended June 30, 2003, 57,400 Class A Warrants were exercised resulting in gross proceeds to the Company of $57,400. These proceeds were a result of the Company’s offering of Redeemable Class B Warrants (the “Class B Warrant”) to those holders of the Class A Warrants who properly exercised a Class A Warrant during the offering period of June 6, 2002 through November 14, 2002. 57,400 Class A Warrants were exercised at $1.00 per share of common stock and, accordingly, 57,400 Class B Warrants were issued. The Class B Warrants have an exercise price of $5.85 per share of common stock and are subject to redemption by the Company for $.01 per Warrant provided that the closing bid price of the common stock exceeds $13.50 (subject to adjustment) for 5 consecutive trading days. Effective June 6, 2002, the Company reduced the exercise price of the Class B Warrant from $5.85 to $2.00 per share of common stock. Effective July 25, 2002, the Company reduced the exercise price of the Class B Warrant from $2.00 to $1.50 per share of common stock. Effective October 17, 2002, the Company reduced the exercise price of the Class B Warrant from $1.50 to $1.00 per share of common stock. As of June 30, 2005, there are a total of 453,018 shares of the Company’s common stock purchasable through the exercise of the Class B Warrants. The Class B Warrants expire on January 23, 2006.
     During the fiscal years ended June 30, 2005 and 2004, certain stock options were exercised resulting in total proceeds to the Company of $16,080 and $9,270, respectively.
     The August 2003 Placement
     On August 28, 2003, the Company completed the private placement offering (the “August 2003 Placement”) of 585,980 units (the “Units”) to a group of investors led by Mark N. Schwartz, the Company’s Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. The 585,980 Units were comprised of 585,980 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), 9,318,866 shares of common stock, and warrants as follows:
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
5. Shareholders’ Equity (Continued)
▪	Sixty-month preferred stock purchase warrants permitting the holders to purchase up to an aggregate of 410,198 shares of Series A Preferred Stock at an exercise price of $3.60 per share; and

▪	Sixty-month common stock purchase warrants permitting the holders to purchase up to an aggregate of 6,523,233 shares of common stock at an exercise price of $0.30 per share.
     As a condition to the August 2003 Placement, each of the investors (each, an “Investor” and collectively, the “Investors”) entered into a Shareholders’ Agreement, Voting Agreement, with an irrevocable proxy, and Registration Rights Agreement.
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
     The February 2004 Placement
     On February 9, 2004, the Company completed an additional private placement offering (the “February 2004 Placement”) of 118,113 units (the “Units”) to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. The 118,113 Units were comprised of 118,113 shares of Series A Preferred Stock, 1,878,365 shares of common stock, and warrants as follows:
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
5. Shareholders’ Equity (Continued)
     As a condition to investing in the February 2004 Placement, each investor executed an irrevocable proxy in favor of Mark N. Schwartz and joinder agreements agreeing to be bound by the terms of the Shareholders’ Agreement, Voting Agreement and Registration Rights Agreement, which were executed by the investors in the August 2003 Placement.
     As a result of the August 2003 and February 2004 Placements, Mark N. Schwartz obtained voting control (through his ownership of shares of common stock, Series A Preferred Stock, and pursuant to the irrevocable proxies described above) of approximately 60 percent of the Company’s voting securities.
     Exercise of Warrants
     In June 2004, the Company issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, and in July 2004, the Company issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds to the Company of $663,258. The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock. The Company has granted certain registration rights covering all of the common stock and Series A Preferred Stock sold in the offering to the investors. These warrants relate to the nine-month stock purchase warrants issued in the August 28, 2003 private placement offering. These warrants were exercisable until May 28, 2004. In May 2004, the Company extended the expiration date of these warrants to July 15, 2004. For those warrantholders who exercised at least fifty percent (50%) of the number of shares underlying these warrants by July 15, 2004, the Company further extended the expiration date of their remaining warrants to November 9, 2004. In November 2004, the Company further extended the expiration date of these remaining warrants to March 15, 2005. On March 14, 2005, the Company further extended the expiration date of these remaining warrants to March 31, 2005. On March 30, 2005, the Company further extended the expiration date of these remaining warrants to April 29, 2005.
     On February 9, 2004, the Company completed a private placement offering to a group of investors. As part of this offering, the Company issued nine-month stock purchase warrants to purchase common stock and Series A Preferred Stock. These warrants were exercisable until November 9, 2004. In November 2004, the Company extended the expiration date of these warrants to March 15, 2005. On March 14, 2005, the Company further extended the expiration date of these warrants to March 31, 2005. On March 30, 2005, the Company further extended the expiration date of these warrants to April 29, 2005. In addition, for those holders who exercise with respect to at least fifty percent (50%) of the shares underlying their November 9, 2004 warrants, the Company has agreed to extend the exercise date of such warrants for an additional period, expiring July 31, 2005. On May 12, 2005, the Company further extended the expiration date of these warrants to December 2, 2005.
     During March 2005, certain warrantholders from the Company’s August 2003 and February 2004 private placement offerings elected to exercise their warrants to receive the benefits of the extended exercise period and the warrant exercise prices for the common stock and Series A Preferred Stock. In connection with such exercise, the Company issued 2,421,334 shares of its common stock at an exercise price of $0.17 per share and 152,255 shares of Series A Preferred Stock at an exercise price of $2.04 per share to holders of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $722,227. In connection with such issuance, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.
     On April 26, 2005, the Company issued 335,200 shares of its common stock at an exercise price of $0.17 per share and 21,086 shares of Series A Preferred Stock at an exercise price of $2.04 per share to a holder of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $100,000.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
5. Shareholders’ Equity (Continued)
     The following is a summary of the outstanding stock purchase warrants as of June 30, 2005:

	9 Month Stock		18 Month Stock		60 Month Stock
	Purchase Warrants		Purchase Warrants		Purchase Warrants
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$.17	$2.64	$.22	$3.60	$.30

August 2003 Placement	585,980	9,318,866	468,797	7,455,114	410,198	6,523,233

Exercised during fiscal 2004	(99,391)	(1,580,623)	—	—	—	—
Exercised during fiscal 2005	(152,710)	(2,428,564)	—	—	—	—
Expired during fiscal 2005	(333,879)	(5,309,679)	—	—	—	—

Outstanding Balance, June 30, 2005	—	—	468,797	7,455,114	410,198	6,523,233

Expiration Date	—	—	10/31/05	10/31/05	8/28/08	8/28/08

February 2004 Placement	118,113	1,878,365	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2005	(61,064)	(970,977)	—	—	—	—
Expired during fiscal 2005	(18,842)	(299,777)	—	—	—	—

Outstanding Balance, June 30, 2005	38,207	607,611	94,496	1,502,702	82,686	1,314,868

Expiration Date	12/5/05	12/5/05	2/9/06	2/9/06	2/9/09	2/9/09
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
6. Stock Options and Warrants (Continued)
from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date.
     A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2003	15,500	361,000	$1.96
Granted	(18,000)	18,000	0.40
Exercised	—	(1,500)	0.18
Canceled/forfeited	31,500	(31,500)	0.28

Balance at June 30, 2004	29,000	346,000	2.04
Granted	(287,000)	287,000	0.16
Exercised	—	—	—
Canceled/forfeited	260,500	(260,500)	2.06

Balance at June 30, 2005	2,500	372,500	0.58

     At June 30, 2005, there were 372,500 options outstanding having exercise prices between $0.15 and $2.20 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of 7.68 years. The number of options exercisable as of June 30, 2005 and 2004 were 354,200 and 334,600, respectively, at weighted average exercise prices of $0.59 and $2.08 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the years ended June 30, 2005 and 2004 was $0.13 and $0.33 per share, respectively.
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
June 30, 2005 and 2004
6. Stock Options and Warrants (Continued)
     A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2003	163,120	1,062,880	$2.07
Granted	(151,000)	151,000	0.24
Exercised	—	(50,000)	0.18
Canceled/forfeited	22,500	(22,500)	4.10

Balance at June 30, 2004	34,620	1,141,380	1.84
Granted	(202,572)	202,572	0.17
Exercised	—	(72,000)	0.22
Canceled/forfeited	168,952	(168,952)	3.59

Balance at June 30, 2005	1,000	1,103,000	1.37

     At June 30, 2005, there were 1,103,000 options outstanding having exercise prices between $0.165 and $6.12 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of 6.87 years. The number of options exercisable as of June 30, 2005 and 2004 were 1,028,000 and 1,060,380, respectively, at weighted average exercise prices of $1.45 and $1.96 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 2005 and 2004 was $0.13 and $0.16 per share, respectively.
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
June 30, 2005 and 2004
6. Stock Options and Warrants (Continued)
     A summary of outstanding options under the 2003 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share

Balance at June 30, 2003	—	—	$—
Shares reserved	4,000,000	—	—
Granted	(2,648,500)	2,648,500	0.21
Exercised	—	—	—
Canceled/forfeited	235,000	(235,000)	0.20

Balance at June 30, 2004	1,586,500	2,413,500	0.21
Granted	(1,298,728)	1,298,728	0.16
Exercised	—	—	—
Canceled/forfeited	135,000	(135,000)	0.19

Balance at June 30, 2005	422,772	3,577,228	0.19

     At June 30, 2005, there were 3,577,228 options outstanding having exercise prices between $0.15 and $0.35 that had been granted under the 2003 Option Plan. The outstanding options had a weighted average remaining contractual life of 8.71 years. The number of options exercisable as of June 30, 2005 and 2004 were 1,400,227 and 29,250, respectively, at weighted average exercise prices of $0.19 and $0.34 per share, respectively. The weighted average fair value of options granted under the 2003 Option Plan during the year ended June 30, 2005 and 2004 was $0.13 and $0.16 per share, respectively.
     At June 30, 2005, the Company had also granted a total of 1,046,257 options outside the 1995 Option Plan, the 1998 Option Plan and the 2003 Option Plan. These options have exercise prices between $1.70 and $3.70 and a weighted average remaining contractual life of .54 years. These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. Of the 1,046,257 options granted, 1,021,257 were granted during the period October 30, 1995 to July 1, 1997 to certain officers, directors and founders of the Company, under which no compensation cost was recognized. The remainder, 25,000 options, were granted for consulting services provided to the Company. The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided. The number of non-Plan options exercisable at June 30, 2005 and 2004 was 1,046,257 at a weighted average exercise price of $1.77. There were no non-Plan options granted during the years ended June 30, 2005 and 2004, respectively.
     During the fiscal years ended June 30, 2005 and 2004, the Company entered into various consulting agreements with ten (10) different individuals. All of these agreements related to providing services to the Company regarding the development of the market for the Company’s CVProfilor® DO-2020 CardioVascular Profiling System. In consideration for the consulting services, the Company agreed to pay certain consulting fees and granted certain stock options. The fair value of the options granted was determined utilizing the Black-Scholes pricing model and the total fair value was amortized / expensed in accordance with the term of each consulting agreement. The total amount expensed regarding these consulting agreements during the fiscal years ended June 30, 2005 and 2004 was $21,278 and $15,662, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
6. Stock Options and Warrants (Continued)
     In connection with private equity offerings in 1998, the Company issued warrants to placement agents to purchase shares of common stock at an exercise price of $4.95 per share. The number of placement agent warrants regarding these offerings was 47,260. These warrants expired in February and March of 2004.
     In connection with the August 2003 private placement offering, the Company issued warrants to placement agents to purchase shares of common stock at an exercise price of $.25 per share. The number of placement agent warrants regarding this offering exercisable at June 30, 2005 is 850,695. These warrants expire in August 2008.
     In connection with the Company’s initial public offering in July and August 1998, the Company issued to the underwriter a warrant to purchase 175,000 units, exercisable for a period of four years commencing July 23, 1999, at an exercise price of $4.95 per unit. Each unit consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at a purchase price of $5.50 per share. Effective January 23, 2001, the Company reduced the exercise price of the Redeemable Class A Warrant from $5.50 to $5.15 per share of common stock. The warrant component of the Unit expired February 23, 2002. The number of underwriter warrants was 154,442. These warrants expired on July 22, 2003.
     During fiscal year 2002, the Company issued a total of 670,000 warrants, of which 250,000 remain outstanding at June 30, 2005. During fiscal year 2003, the Company issued a total of 100,000 warrants which remain outstanding at June 30, 2005. During fiscal year 2004, the Company issued a total of 850,695 warrants which remain outstanding at June 30, 2005. All of the above outstanding warrants have exercise prices between $.25 and $3.39 and expire as follows: September 2005 — 37,500; December 2005 — 62,500; March 2007 — 250,000; and August 2008 — 850,695.
7. License Agreement
     In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred. Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists. Royalties expense was $30,188 and $22,105 in fiscal years 2005 and 2004, respectively.
8. Employee Benefit Plan
     The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan requires mandatory contributions by the Company. The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral, not to exceed 3% of employee’s compensation. The matching contributions expense amounted to $18,970 and $26,954 in fiscal years 2005 and 2004, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
9. Commitments
     Subsequent to June 30, 1997, the Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months from November 1, 2003 to October 31, 2006. Rent expense was $87,195 and $86,581 in fiscal years 2005 and 2004, respectively.
          The following is a schedule of future minimum lease payments due as of June 30, 2005:

Year ending June 30:
2006	$87,323
2007	33,092
2008	4,394

$124,809

10. Significant Customers and Credit Risk
     Revenue from the Company’s products is concentrated among specific customers in the same industry. The Company generally does not require collateral.
     Customers that accounted for more than 10% of total revenue are as follows:

	Year Ended June 30
	2005	2004
Customer A	13.1%	26.5%
     As of June 30, 2005 and 2004, accounts receivable from this customer represented 0% and 51.5% of total accounts receivable, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2005 and 2004
11. Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter
June 30, 2005
Revenue	$254	$292	$215	$421
Gross Profit	206	240	188	363
Net (Loss)	(434)	(440)	(356)	(225)
Basic and Diluted Net (Loss) per Share	(.01)	(.02)	(.01)	(.01)

June 30, 2004
Revenue	$249	$234	$211	$381
Gross Profit	202	195	173	329
Net (Loss)	(457)	(545)	(485)	(353)
Basic and Diluted Net (Loss) per Share	(.03)	(.02)	(.02)	(.01)
12. Litigation
     On March 17, 2004, the Company received a letter from counsel for one of its employees alleging that the Company’s reimbursement practices were illegal and unethical and also alleging violation of applicable “whistleblower” statutes. On March 18, 2004, the Company received a letter from counsel for one of its former employees alleging that the Company failed to pay for accrued vacation time and also alleging violation of applicable “whistleblower” statutes. On August 25, 2004, the Company entered into a binding memorandum of understanding with these individuals agreeing to settle these disputes. As settlement in full of these employees’ claims, the Company agreed to pay the individuals an aggregate amount of $130,000 in cash and to issue shares of unrestricted Company common stock with a market value of $100,000. The Company intends to enter into a definitive settlement agreement setting forth the details of the memorandum of understanding with these individuals in the near future. The total of $230,000 has been accrued as accrued payroll at June 30, 2005 and 2004, respectively. The Company also retained a reimbursement consultant to investigate the whistleblower claims, and such consultant indicated its belief that such claims lack merit.
     The Company is involved in various other legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

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
          (b) Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002. The U.S. Securities and Exchange Commission (“SEC”) recently adopted rules that delay our schedule for compliance with Section 404 until our fiscal year ending June 30, 2008. The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. We have done due diligence to understand the requirements and corresponding work necessary to successfully document our system of internal control to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to our shareholders in relation to the benefits may be significant. In considering our compliance efforts, we believe that these additional costs and expenses will confirm the existence of an effective and functioning internal control system.
          We intend to diligently pursue implementation and compliance with Section 404 requirements We do not believe it is in our shareholders’ best interests to incur unnecessary outsized costs in this effort, as we have an existing system of centralized review and controls. Consequently, we will make every effort to comply with Section 404 requirements, but also will attempt to minimize the expense of this effort. As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding our best efforts, we may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by our independent accountants.

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

Name	Age	Position	Director Since

Larry Leitner (1) (2)	52	Director	2003
Alan Stern (2)	50	Director	2003
Steven Gerber, M.D. (1)	51	Director	2003
Greg H. Guettler	51	President, Secretary and Director	1997
Mark N. Schwartz	49	Chief Executive Officer and Chairman	2003
		of the Board of Directors
Kenneth W. Brimmer(1) (2)	50	Director	1995
Jay N. Cohn, M.D.	75	Director	1988
James S. Murphy	61	Senior Vice President, Finance
		and Administration and Chief
		Financial Officer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
          Larry Leitner — Mr. Leitner is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds, and grains, supplying the snack food, health, food, bakery and bird food industries in North America and Europe. Mr. Leitner is also a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Science degree from North Dakota State University.
          Alan Stern — Mr. Stern is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds and grains, supplying the snack food, health food, bakery and bird food industries in the North America and Europe. Mr. Stern is also a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Arts degree from the City of London School of Business Studies (City University).
          Steven Gerber, M.D. — Dr. Gerber is Managing Director and Director of Research for Wedbush Morgan Securities. From 1997 to 2002, he was Managing Director and Head of Healthcare Research for CIBC Oppenheimer. Dr. Gerber received an MBA from UCLA, an M.D. from Tufts University and a B.A. from Brandeis University. He is also a diplomate of the American Boards of Internal Medicine and Cardiovascular Disease. Dr. Gerber is a member of the Board of Overseers of Tufts University School of Medicine, and a medical expert for the Social Security Administration. He serves on the Boards of Directors of HemaCare Corporation, a publicly-held blood services company, and Immusol, a privately-held biotechnology company.

          Greg H. Guettler — Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 25 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, Mr. Guettler was a senior manager at Universal Hospital Services, Inc., or UHS, a nationwide provider of medical devices and “per-use” device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS’s alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory, sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).
          Mark N. Schwartz — Mr. Schwartz, prior to joining us, was Chief Financial Officer and served on the Board of Directors of DDD Group plc, a digital media company focused on developing 3D technology for the corporate and consumer markets, which is publicly traded on the London Stock Exchange’s Alternative Investment Market, or AIM. While at DDD, Mr. Schwartz was responsible for arranging the listing and initial public offering of DDD on AIM. Previously, he founded and was Chief Financial Officer of Bodega Latina Corporation, a Latino oriented grocery retailer operating warehouse supermarkets in the Los Angeles area with sales of approximately $200 million. Mr. Schwartz was an investment banker at Credit Suisse First Boston and Donaldson Lufkin & Jenrette, where he secured, structured and negotiated the first round of institutional financing for Starbucks Coffee and also served on their Board of Directors. He received a Bachelor of Arts degree in economics and political science from Claremont McKenna College and a Masters of Business Administration degree with honors from Harvard Business School.
           Kenneth W. Brimmer — Mr. Brimmer was elected to our Board of Directors in November 1995, and served as the Chairman of our Board from June 5, 2000 to August 28, 2003. Mr. Brimmer is the Chief Executive Officer and Chairman of the Board of Directors of STEN Corporation, a publicly-traded, diversified business. Mr. Brimmer has served as a director of STEN Corporation since 1998 and has been CEO of the company since October 2003. Since December 2001, Mr. Brimmer has also served as Chief Manager of Brimmer Company, LLC. From April 2002 until June 2003, he served as Chairman and Director of Active IQ Technologies, Inc. and was Chief Executive Officer from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer of Rainforest Cafe from its inception during 1995 until April 2000. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997. Mr. Brimmer currently serves as a member of the Board of Directors of New York Stock Exchange listed Landry’s Restaurants, Inc. Mr. Brimmer is a member of the Board of Directors of Vioquest Pharmaceuticals, Inc. and Entrx Corporation and is Chairman of the Board of Directors of Spectre Gaming, Inc. Mr. Brimmer holds a Bachelor of Arts degree in accounting from Saint John’s University in Collegeville, Minnesota (1977).
          Jay N. Cohn, M.D. — Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and he was Head of its Cardiovascular Division from 1974 through 1997. Dr. Cohn discovered that arterial elasticity indices could be determined from blood pressure waveforms in the late 1970’s and he is a co-inventor of the pulse contour analysis technology used in our CardioVascular Profiling System Products. Dr. Cohn is our Chief Medical Consultant and has been a consultant to several pharmaceutical firms both in the U.S. and overseas. He became the Chairman of our Scientific and Clinical Advisory Board during 1996. Dr. Cohn is a past President of the American Society of Hypertension, the International Society of Hypertension and the Heart Failure Society of America, and is a member of some 17 professional societies. He is immediate past editor-in-chief of the Journal of Cardiac Failure, has authored more than 600 scientific articles, is a member of the editorial board of 15 professional journals and is co-editor of the textbook, Cardiovascular Medicine. Dr. Cohn also serves as Chairman of the Board of Directors of Cohn Prevention Centers (CPC), a development stage company intending to create a nationwide network of clinics providing cardiovascular health assessment. Dr. Cohn received his M.D. degree from Cornell University (1956).
          James S. Murphy — Mr. Murphy joined us as Vice President of Finance and Chief Financial Officer during May 1996. In March 2000, his title was changed to Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, he was a tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst &

Ernst (currently named Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy currently serves on the Board of Directors of Lightning Rod Software, Inc. Mr. Murphy is a member of the American Institute of Certified Public Accountants as well as the Minnesota Society of CPAs. He holds a Bachelor of Science degree from Saint John’s University in Collegeville, Minnesota (1966) and a Master of Business Administration degree (M.B.A.) from the University of Minnesota (1968).
     (a) Significant Employees
     Other than our officers and William R. Sotka, our Managing Director — Sales, and George T. Welisevich, our Customer Service Manager, there are no employees who are expected to make a significant contribution to our corporation.
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
     (d) Audit Committee
     The Board of Directors has an Audit Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Steven Gerber, M.D. Kenneth W. Brimmer is serving on our audit committee as an audit committee financial expert. The Audit Committee operates under an Audit Committee Charter, adopted effective June 5, 2000, and amended and restated on October 31, 2003. Each of the members of the Audit Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards. The Audit Committee of the Board of Directors is responsible for the selection and approving the compensation of the independent auditors, providing independent, objective oversight of our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.
     (e) Compensation Committee
     The Board of Directors has a Compensation Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Alan Stern. Each of the members of the Compensation Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards. The Compensation Committee of the Board of Directors is responsible for recommending compensation programs for our executive management and equity-based compensation for employees, officers, and consultants.
     Code of Ethics
     We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”).
     Compliance with Section 16 of the Securities Exchange Act of 1934
     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed, with the exception of reports to be filed in connection with certain option grants to a consultant (Jay N. Cohn) in November, 2004 and certain officers (Greg H. Guettler and James S. Murphy) in December, 2004 (which we believe were filed late), have been filed in a timely manner for the year ended June 30, 2005. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation
     The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mark N. Schwartz, our Chief Executive Officer and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2005.
Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation Awards
	Fiscal Year		Bonus /		All Other
Name and Principal Position	Ended June 30	Salary	Commission	Securities Underlying Options	Compensation
Mark N. Schwartz	2005	$76,428	$—	—	(A)	$400,000
Chief Executive Officer	2004	58,858	—	—		—

Greg H. Guettler	2005	158,343	13,000	659,809		—
President and Secretary	2004	152,413	—	400,000		—
	2003	117,010	—	150,000		—

James S. Murphy	2005	147,634	—	399,105		—
Senior Vice President,	2004	142,464	—	150,000		—
Finance and	2003	107,815	—	150,000		—
Administration and Chief Financial Officer

William R. Sotka	2005	102,151	84,344	315,386		—
Managing Director-Sales	2004	108,110	—	200,000		—
	2003	69,078	—	—		—

Note (A) —	A bonus of 1,600,000 shares of our common stock was issued on March 31, 2005. The fair market value of those shares was $400,000.
     The following table provides information about stock option grants made during the fiscal year ended June 30, 2005 to each of the Named Executive Officers and employees.
Option Grants In Fiscal Year 2005

	Number of	Percent of Total
	Securities	Options Granted to
	Underlying	Employees in Fiscal	Exercise or Base
Name	Options Granted	Year	Price ($/Share)	Expiration Date
Mark N. Schwartz	—	0%	$—	—
Greg H. Guettler	659,809	38.7%	$0.165/share	12/15/2014
James S. Murphy	399,105	23.4%	$0.165/share	12/15/2014
William R. Sotka	315,386	18.5%	$0.165/share	12/15/2014

     The following table summarizes stock option exercises during the fiscal year ended June 30, 2005 and the total number of options held as of June 30, 2005 by the Named Executive Officers and employees.
Aggregated Option Exercises in Fiscal Year 2005 and
Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at June 30, 2005		at June 30, 2005(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark N. Schwartz	—	—	—	—	$—	$—
Greg H. Guettler	—	—	768,142	466,667	0	0
James S. Murphy	—	—	624,105	100,000	0	0
William R. Sotka	—	—	188,052	334,834	0	0

(1)	The values have been calculated based on the closing sale price for our common stock as of June 30, 2005 of $0.17 per share (before payment of applicable income taxes).
Employment Agreement
     In connection with the August Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board. Pursuant to such employment agreement, Mr. Schwartz is provided a monthly salary of $6,000 cash. Effective March 1, 2005, the Compensation Committee of the Board of Directors approved an increase in the monthly cash salary from $6,000 to $7,000. In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Compensation Committee. Effective January 3, 2005, the Compensation Committee approved a bonus of 1,600,000 shares of our common stock to Mr. Schwartz for the period September 2003 to December 2004. They also approved a monthly bonus of 125,000 shares of our common stock to Mr. Schwartz for the months of January 2005 through December 2005, respectively.
Compensation of Directors
     Members of our Board of Directors receive no cash compensation for such service. As of June 30, 2004, each of the following directors had been granted nonqualified options to purchase 300,000 shares of our common stock at an exercise price of $0.20 per share: Kenneth W. Brimmer; Jay N. Cohn; Alan Stern; Larry Leitner; and Steven Gerber.
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

				Number of securities
				remaining available for
				future issuance under
	Number of securities to be		Weighted-average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants and rights		warrants and rights	column (a))

	(a)		(b)	(c)
Equity compensation	1995 Plan:	372,500	$0.58	2,500
plans approved by	1998 Plan:	1,103,000	$1.37	1,000
shareholders	2003 Plan:	3,577,228	$0.19	422,772
Equity compensation plans not approved by shareholders		1,046,257	$1.77	N/A

Total		6,098,985	$0.70	426,272

Of the 1,046,257 shares of our common stock to be issued upon exercise of options granted pursuant to equity compensation plans not approved by shareholders, options to purchase up to an aggregate of 1,021,257 shares were granted to certain of our officers, directors and founders prior to our initial public offering, with the options granted from October 30, 1995 to July 1, 1997. Each of the options is fully vested as of June 30, 2005 and expire 10 years from the date of grant. The remaining 25,000 shares were granted as non-qualified stock options to individuals and entities providing services to us at fair market value as of the date of grant. These options also expire 10 years from the date of grant and are fully vested.
     Security Ownership — Certain Beneficial Owners
     Beneficial ownership is shown as of September 16, 2005 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2005, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

			Shares Presently		Percentage of Class
			Acquirable		Beneficially
Beneficial Owner	Class	Shares	Within 60 Days(1)	Total	Owned
A Group Granting Proxies	Common	16,555,595	17,403,528	33,959,123	67.4
to Mark N. Schwartz (2)	Preferred	1,017,258	1,094,384	2,111,642	100.0
	Combined	28,762,691	30,536,136	59,298,827	79.8

Mark N. Schwartz (3)(5)	Common	3,407,220	822,379	4,229,599	12.5
	Preferred	—	51,713	51,713	5.5
	Combined	3,407,220	1,442,935	4,850,155	10.7

Larry Leitner (3)	Common	1,134,235	710,676	1,844,911	5.5
	Preferred	51,200	38,400	89,600	9.6
	Combined	1,748,635	1,171,476	2,920,111	6.5

Alan Stern (3)	Common	947,864	893,855	1,841,719	5.4
	Preferred	46,982	49,920	96,902	10.2
	Combined	1,511,648	1,492,895	3,004,543	6.6

				Shares Presently		Percentage of Class
				Acquirable		Beneficially
Beneficial Owner	Class	Shares		Within 60 Days(1)	Total	Owned
Steven Gerber (3)	Common	152,670		252,670	405,340	1.2
	Preferred	9,600		9,600	19,200	2.1
	Combined	267,870		367,870	635,740	1.4

Greg H. Guettler(3)(5)	Common	45,356		802,677	848,033	2.5
	Preferred	1,280		1,920	3,200	*
	Combined	60,716		825,717	886,433	2.0

James S. Murphy (5)	Common	196,492	(6)	837,845	1,034,337	3.1
	Preferred	8,960		13,440	22,400	2.5
	Combined	304,012	(6)	999,125	1,303,137	2.9

Jay N. Cohn (3)	Common	1,160,357	(7)	1,099,219	2,259,576	6.6
	Preferred	67,200		28,800	96,000	10.4
	Combined	1,966,757	(7)	1,444,819	3,411,576	7.6

Kenneth W. Brimmer (3)	Common	196,992	(8)	396,240	593,232	1.8
	Preferred	8,960		13,440	22,400	2.5
	Combined	304,512	(8)	557,520	862,032	1.9

All Officers and Directors as a Group (9 persons)	Common	7,241,186	(9)	5,815,561	13,056,747	33.7
	Preferred	194,182		207,233	401,415	36.4
	Combined	9,571,370	(9)	8,302,357	17,873,727	34.4

All shares in each class noted below are also included in the shares shown as beneficially owned by “A Group Grantings Proxies to Mark N. Schwartz”

Beljam Holdings, Ltd.	Common	610,676		814,235	1,424,911	4.2
8665 Wilshire Blvd., Ste. 200	Preferred	38,400		51,200	89,600	9.5
Beverly Hills, CA 90211	Combined	1,071,476		1,428,635	2,500,111	5.5

Jonathan Gross	Common	254,450		305,340	559,790	1.7
15 Rockwood Lane	Preferred	16,000		19,200	35,200	3.8
Suffern, NY 10901	Combined	446,450		535,740	982,190	2.2

Marten S. Hoekstra	Common	2,370,723		1,526,642	3,897,365	11.3
Zellerstrasse 62	Preferred	149,082		95,998	245,080	24.7
8038 Zurich	Combined	4,159,707		2,678,618	6,838,325	14.7
Switzerland

Roland Isaacson	Common	455,955		683,933	1,139,888	3.4
P.O. Box 542	Preferred	28,671		43,007	71,678	7.6
Big Lake, MN 55309	Combined	800,007		1,200,017	2,000,024	4.5

Michael Kest	Common	814,235		610,676	1,424,911	4.2
5150 Overland Avenue	Preferred	51,200		38,400	89,600	9.6
Culver City, CA 90230	Combined	1,428,635		1,071,476	2,500,111	5.6

			Shares Presently		Percentage of Class
			Acquirable		Beneficially
Beneficial Owner	Class	Shares	Within 60 Days(1)	Total	Owned
James K. Cummings	Common	407,119	305,340	712,459	2.1
Living Trust	Preferred	25,600	19,200	44,800	4.9
16043 Temecula Street	Combined	714,319	535,740	1,250,059	2.8
Pacific Palisades, CA 90272

Weinstein Family Trust	Common	407,119	305,340	712,459	2.1
1640 - 5th Street, Suite 112	Preferred	25,600	19,200	44,800	4.9
Santa Monica, CA 90401	Combined	714,319	535,740	1,250,059	2.8

*	Less than 1%.

(1)	Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Irrevocable proxies representing the 16,177,395 shares of our common stock and 1,017,258 shares of our Series A Preferred Stock issued in the August 2003 and February 2004 Unit Placements and the exercise of warrants have been given to Mark N. Schwartz and will be voted in the manner described above under “Voting Agreement and Proxies.”

(3)	Director.

(4)	Except as noted with respect to 220,000 shares of common stock held by Mr. Leitner and 158,200 shares of common stock held by Mr. Stern (which shares are also represented in the Combined shares of each person), all amounts are also shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(5)	Named Executive Officer.

(6)	142,492 of these shares beneficially owned by Mr. Murphy are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(7)	1,056,183 of these shares beneficially owned by Dr. Cohn are also included in shares shown as beneficially owned by “A Group Granting proxies to Mark N. Schwartz.”

(8)	142,492 of these shares beneficially owned by Mr. Brimmer are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(9)	Shares shown are included in the amounts beneficially owned by “A Group Granting Proxies to Mark N. Schwartz” by class as follows: 7,003,512 shares of common stock, 194,182 shares of Series A Preferred Stock, and 9,333,696 shares of our common stock and Series A Preferred Stock, together as a class.
ITEM 12. Certain Relationships and Related Transactions
     None.

ITEM 13. Exhibits and Reports on Form 8-K
(a) Exhibits

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998, or the 1998 Registration Statement

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.

3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.

4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

4.3	Amended and Restated Class B Warrant Agreement dated as of September 27, 2002 by and between Hypertension Diagnostics, Inc. and Mellon Investor Service, LLC as Warrant Agent.	Exhibit 4.1 of the Current Report on Form 8-K dated September 27, 2002.

4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.8	Form of Common Stock Purchase Warrant issued dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003, or the August 8-K

4.12	Form of Securities Purchase Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Unit Investor parties thereto.	Exhibit 4.2 of the August 8-K.

4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.

4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.

4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.

4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.

4.17	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.

4.18	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.

4.20	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.

10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.5	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.

10.15	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.16	Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003*	Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

16.1	Letter re: change in certifying accountant	Filed as part of our Current Report on Form 8-K, dated June 24, 2004.

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith.

24.1	Power of Attorney	Filed Herewith (see signature page).

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

32.1	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

32.2	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

*	Indicates a management contract or compensatory plan or arrangement
(b) Reports on Form 8-K
     None

ITEM 14. Principal Accountant Fees and Services
     The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (“VK”) and Ernst & Young LLP (“EY”) for professional services rendered for the years ended June 30, 2005 and 2004:

	2005	2004
Service	VK	VK	EY
Audit Fees	$45,200	$29,250	$18,100

Audit Related Fees	-0-	-0-	750

Tax Fees	-0-	-0-	-0-

All other Fees	-0-	-0-	-0-

TOTAL	$45,200	$29,250	$18,850

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

HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ

MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated: September 28, 2005
     In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 2005.
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