Form 10QSB
period 2005-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2005-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005
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
Yes ☐                No ☑
The number of shares of Common Stock outstanding as of October 31, 2005 was 32,973,483.
Transitional Small Business Disclosure Format:
Yes ☐                No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	September 30,	June 30,
	2005	2005
Assets
Current Assets:
Cash and cash equivalents	$1,169,653	$1,525,865
Accounts receivable	145,528	92,592
Inventory	311,932	322,278
Prepaids and other current assets	29,807	22,012

Total Current Assets	1,656,920	1,962,747

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,254,500	1,272,763
Less accumulated depreciation and amortization	(1,090,370)	(1,065,376)

	181,333	224,589

Other Assets	6,530	6,530

Total Assets	$1,844,783	$2,193,866

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$102,718	$85,958
Accrued payroll and payroll taxes	431,598	459,431
Deferred revenue	4,631	5,255
Other accrued expenses	25,709	24,027

Total Current Liabilities	564,656	574,671

Deferred Revenue, less current portion	13,807	15,658

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—896,211 and 915,411 at September 30, 2005 and June 30, 2005, respectively	8,962	9,154
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—32,973,483 and 32,743,083 at September 30, 2005 and June 30, 2005, respectively	329,735	327,431
Additional paid-in capital	25,970,417	25,972,529
Accumulated deficit	(25,042,794)	(24,705,577)

Total Shareholders’ Equity	1,266,320	1,603,537

Total Liabilities and Shareholders’ Equity	$1,844,783	$2,193,866

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations

	Three Months Ended
	September 30
	2005	2004
Revenue:
Equipment sales	$251,922	$35,850
Equipment rental	121,530	118,148
Service/contract income	7,464	99,423

	380,916	253,421
Cost of Sales	32,500	47,202

Gross Profit	348,416	206,219

Expenses:
Selling, general and administrative	697,109	647,642

Total Expenses	697,109	647,642

Operating Loss	(348,693)	(441,423)

Other Income (Expense):
Interest income	11,476	6,944

Net Loss	$(337,217)	$(434,479)

Basic and Diluted Net Loss per Share	$(.01)	$(.02)
Weighted Average Shares Outstanding	32,930,909	27,001,928
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	Three Months Ended
	September 30
	2005	2004
Operating Activities:
Net loss	$(337,217)	$(434,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	—	10,013
Depreciation	36,359	42,327
Net book value of sale of property and equipment	6,897	—
Change in operating assets and liabilities:
Accounts receivable	(52,936)	84,500
Interest receivable	—	8,920
Inventory	10,346	(144,394)
Prepaids and other current assets	(7,795)	467
Accounts payable	16,760	62,604
Accrued payroll and payroll taxes	(27,833)	9,089
Deferred revenue	(2,475)	4,375
Other accrued expenses	1,682	(5,221)

Net cash used in operating activities	(356,212)	(361,799)

Investing Activities:
Purchase of property and equipment	—	(33,692)

Net cash used in investing activities	—	(33,692)

Financing Activities:
Issuance of Preferred Stock and Common Stock	—	191,794

Net cash provided by financing activities	—	191,794

Net (decrease) in cash and cash equivalents	(356,212)	(203,697)
Cash and cash equivalents at beginning of period	1,525,865	1,378,293

Cash and cash equivalents at end of period	$1,169,653	$1,174,596

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2005
1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2006. The June 30, 2005 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The policies described in that report are used for preparing quarterly reports.
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court’) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,381.79 ($130,000 amount of mediated settlement, $8,381.79 amount of court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. A total of $91,618 and $230,000 has been accrued as accrued payroll at September 30, 2005 and June 30, 2005, respectively, regarding this matter.
     The Company is involved in various other legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.
3. Stock-Based Compensation
     The Company accounts for stock-based transactions under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB Opinion No. 25 (as interpreted by

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2005
3. Stock-Based Compensation (continued)
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
If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123 and SFAS No. 148, net loss and net loss per share would have been as follows:

	Three Months Ended September 30
	2005	2004
Net Loss:
As Reported	$(337,217)	$(434,479)
Fair value compensation expense	(53,497)	(50,623)

Pro forma	$(390,714)	$(485,102)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)	$(0.02)
Fair value compensation expense	—	—

Pro forma	$(0.01)	$(0.02)

Stock Based Compensation:
As Reported	$—	$—
Fair value compensation expense	(53,497)	(50,623)

Pro forma	$(53,497)	$(50,623)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2005
3. Stock-Based Compensation (continued)
value of these options granted during the three months ended September 30, 2005 and September 30, 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Three Months Ended	Interest Rate	Yield	Life	Volatility
September 30, 2005	4.25%	None	5 years	1.120
September 30, 2004	3.60%	None	5 years	1.060
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
     The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 125,000 shares of its common stock to its CEO for every month of employment for the period January 1, 2005 through December 31, 2005. Accordingly, the Company has accrued a compensation liability of $258,750 at September 30, 2005, which is the fair market value of 1,125,000 shares relating to this provision.
4. Net Loss Per Share
     Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock. However, since the Company reported losses for all periods presented, all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.
5. Subsequent Event — Exercise Dates of Warrants
     On October 25, 2005, the Company agreed to extend the exercise date of warrants to purchase shares of its common stock, $0.01 par value per share (“Common Stock”), and Series A Convertible Preferred Stock, $0.01 par value per share, granted in connection with the Company’s offering, which closed on August 28, 2003 (the “August Offering”). The following table shows the original expiration dates, as well as the revised expiration dates for the different tranches of warrants:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2005
5. Subsequent Event — Exercise Dates of Warrants (continued)

	Warrant A ($.17 exercise price)			Warrant B ($.22 exercise price)
	Original	Extended	Revised	Original	Extended	Revised
	Expiration	Expiration	Extension	Expiration	Expiration	Extension
	Date	Date	Date	Date	Date	Date
August Offering	N/A	N/A	N/A	2/28/05	10/31/05	02/28/06
     Additionally, the Company agreed to modify these warrants to provide that those warrantholders who exercised at least fifty percent (50%) of their Common Stock Warrants and their Preferred Stock Warrants by February 28, 2006, would have the remaining 50% of their Common Stock Warrants and their Preferred Stock Warrants available for exercise until June 30, 2006.
     On October 25, 2005, the Company agreed to extend the exercise date of warrants to purchase shares of its common stock, $0.01 par value per share (“Common Stock”), and Series A Convertible Preferred Stock, $0.01 par value per share, granted in connection with the Company’s offering, which closed on February 9, 2004 (the “February Offering”). The following table shows the original expiration dates, as well as the revised expiration dates for the different tranches of warrants:

	Warrant A ($.17 exercise price)			Warrant B ($.22 exercise price)
	Original	Extended	Revised	Original	Extended	Revised
	Expiration	Expiration	Extension	Expiration	Expiration	Extension
	Date	Date	Date	Date	Date	Date
February Offering	11/09/04	12/02/05	01/20/06	08/09/05	02/09/06	08/09/06
Additionally, the Company agreed to modify the Warrant B to provide that those warrantholders who exercised at least fifty percent (50%) of their Common Stock Warrants and their Preferred Stock Warrants by August 9, 2006, would have the remaining 50% of their Common Stock Warrants and their Preferred Stock Warrants available for exercise until December 8, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2005 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report. In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.
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

rate of product acceptance in the medical marketplace In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor.
•	The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.
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

     Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.
     Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.
     Research and Development. We did not incur any research and development costs for the three months ended September 30, 2005 and 2004, respectively.
Results of Operations
     As of September 30, 2005, we had an accumulated deficit of $25,042,794, attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of September 30, 2005, we had cash and cash equivalents of $1,169,653. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2005.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$380,916	$251,922	$121,530	$7,464
Cost of Sales	32,500	7,562	24,797	141

Gross Profit	$348,416	$244,360	$96,733	$7,323

	Three Months Ended September 30, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$253,421	$35,850	$118,148	$99,423
Cost of Sales	47,202	5,181	26,287	15,734

Gross Profit	$206,219	$30,669	$91,861	$83,689

     Total Equipment Sales Revenue for the three months ended September 30, 2005 was $251,922, compared to $35,850 for the three months ended September 30, 2004, a 603% increase. Revenue relating to international equipment sales was $50,225 for the three months ended September 30, 2005 and $35,850 for the three months ended September 30, 2004, a 40% increase.

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
     For the three months ended September 30, 2005, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $121,530, compared to $118,148 for the three months ended September 30, 2004, a 3% increase. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the three months ended September 30, 2005, Service/Contract Income was $7,464, compared to $99,423 for the three months ended September 30, 2004, a 92% decrease. Of the $99,423 amount, $95,000 represented contract income pertaining to an agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. This agreement expired in December 2004 and was not renewed, which accounted for the decline in this component of

Service/Contract Income. Under this agreement, we provided our CardioVascular Profiling Systems and certain employees who tested visitors to the pharmaceutical company’s exhibition booth. In early 2005, the pharmaceutical company informed us they would no longer continue their prior arrangements with us for another year.
     Total selling, general and administrative expenses for the three months ended September 30, 2005 were $697,109, compared to $647,642 for the three months ended September 30, 2004. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30
	2005	2004
Wages, related expenses and benefits	$228,320	$121,233
Patents and related expenses	1,048	—
Outside consultants	88,861	123,885
Rent (building/equipment) and utilities	25,046	23,651
Insurance-general and directors/officers liability	17,186	20,203
Selling, marketing and promotion, including applicable wages	215,514	170,011
Legal and audit/accounting fees	53,992	124,171
Royalties	11,203	4,620
Depreciation and amortization	11,562	16,039
Other-general and administrative	44,377	43,829

Total selling, general and administrative expenses	$697,109	$647,642

     Wages, related expenses and benefits increased from $121,233 to $228,320 for the three months ended September 30, 2004 and September 30, 2005, respectively. Our number of employees increased from seven as of September 30, 2004 to ten as of September 30, 2005. Included in the $228,320 expense amount for the three months ended September 30, 2005 is an accrued compensation non-cash charge of $131,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the three months ended September 30, 2004, $20,000 of the $121,233 amount related to a similar non-cash charge.
     Outside consultants’ expense decreased from $123,885 for the three months ended September 30, 2004 to $88,861 for the three months ended September 30, 2005. Included in the $88,861 expense amount for the three months ended September 30, 2005 is $39,473 that relates to services provided by outside service consultants in support of our quality systems pertaining to manufacturing, certification and marketing of our medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions.
     Selling, marketing and promotion expense increased from $170,011 for the three months ended September 30, 2004 to $215,514 for the three months ended September 30, 2005. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. The increase in our number of employees accounted for most of this increase in expenses.

     Legal and audit/accounting fees decreased from $124,171 to $53,992 for the three months ended September 30, 2004 and 2005, respectively. This decrease was due primarily to a reduction of expenses incurred in connection with the filing of registration statements and other reports and communications with the U.S. Securities and Exchange Commission.
     Interest income was $11,476 and $6,944 for the three months ended September 30, 2005 and 2004, respectively.
     Net loss was $337,217 for the three months ended September 30, 2005, compared to a net loss of $434,479 for the three months ended September 30, 2004. For the three months ended September 30, 2005, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 32,930,909. For the three months ended September 30, 2004, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 27,001,928.
Liquidity and Capital Resources
     Cash and cash equivalents had a net decrease of $356,212 and a net decrease of $203,697 for the three months ended September 30, 2005 and September 30, 2004, respectively. The significant elements of these changes were as follows:

	Three Months Ended September 30
Net cash used in operating activities:	2005	2004
— net loss, as adjusted for non-cash items	$293,961		$382,139

— (increase) decrease in inventory:	10,346	(A)	(144,394)
—(A) In September 2004, we purchased 300 units of a certain inventory part from one vendor amounting to $161,192.
     We have incurred operating losses and have not generated positive cash flow from operations. As of September 30, 2005, we had an accumulated deficit of $25,042,794.
     As of September 30, 2005, we had cash and cash equivalents of $1,169,653 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2005.
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

Item 3. Controls and Procedures.
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
(b) Changes in Internal Controls over Financial Reporting.
     There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
     The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002. The U.S. Securities and Exchange Commission (“SEC”) recently adopted rules that delay the Company’s schedule for compliance with Section 404 until the Company’s fiscal year ending June 30, 2008. The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. The Company has done due diligence to understand the requirements and corresponding work necessary to successfully document the Company’s system of internal control to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to the Company’s shareholders in relation to the benefits may be significant. In considering the Company’s compliance efforts, the Company believes that these additional costs and expenses will confirm the existence of an effective and functioning internal control system.
     The Company intends to diligently pursue implementation and compliance with Section 404 requirements. The Company does not believe it is in the shareholders’ best interests to incur unnecessary outsized costs in this effort, as the Company has an existing system of centralized review and controls. Consequently, the Company will make every effort to comply with Section 404 requirements, but also will attempt to minimize the expense of this effort. As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding the Company’s best efforts, the Company may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by the Company’s independent accountants.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court’) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,381.79 ($130,000 amount of mediated settlement, $8,381.79 amount of court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. A total of $91,618 and $230,000 has been accrued as accrued payroll at September 30, 2005 and June 30, 2005, respectively, regarding this matter.
Item 2. Changes in Securities
     During the quarter ended September 30, 2005, certain holders of our Series A Convertible Preferred Stock elected to convert their shares into shares of our common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. On July 18, 2005, an aggregate of 19,200 shares of Series A Convertible Preferred Stock were converted into an aggregate of 230,400 shares of common stock. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares may not be transferred or resold absent registration or an applicable exemption from registration requirements.
Item 6. Exhibits
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

James S. Murphy Senior Vice President, Finance and Administration and Chief Financial Officer (principal financial officer)
Date: November 14, 2005