Form 10QSB
period 2005-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2006-02-13
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2005
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
Yes ☐            No ☑
The number of shares of Common Stock outstanding as of February 13, 2006 was 34,940,898.
Transitional Small Business Disclosure Format:
Yes ☐            No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	December 31,	June 30,
	2005	2005
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,211,717	$1,525,865
Accounts receivable	54,710	92,592
Inventory	301,367	322,278
Prepaids and other current assets	56,148	22,012

Total Current Assets	1,623,942	1,962,747

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,226,224	1,272,763
Less accumulated depreciation and amortization	(1,102,303)	(1,065,376)

	141,123	224,589

Other Assets	6,530	6,530

Total Assets	$1,771,595	$2,193,866

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$92,430	$85,958
Accrued payroll and payroll taxes	521,457	459,431
Deferred revenue	4,944	5,255
Other accrued expenses	42,771	24,027

Total Current Liabilities	661,602	574,671

Deferred Revenue, less current portion	11,956	15,658

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—845,395 and 915,411 at December 31, 2005 and June 30, 2005, respectively	8,454	9,154
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—34,297,561 and 32,743,083 at December 31, 2005 and June 30, 2005, respectively	342,976	327,431
Additional paid-in capital	26,073,328	25,972,529
Accumulated deficit	(25,326,721)	(24,705,577)

Total Shareholders’ Equity	1,098,037	1,603,537

Total Liabilities and Shareholders’ Equity	$1,771,595	$2,193,866

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004
Revenue:
Equipment sales	$433,736	$96,870	$685,658	$132,720
Equipment rental	105,614	127,209	227,144	245,357
Service/contract income	1,756	67,936	9,220	167,359

	541,106	292,015	922,022	545,436
Cost of Sales	29,993	52,086	62,493	99,288

Gross Profit	511,113	239,929	859,529	446,148

Expenses:
Selling, general and administrative	804,239	685,248	1,501,348	1,332,890

Total Expenses	804,239	685,248	1,501,348	1,332,890

Operating Loss	(293,126)	(445,319)	(641,819)	(886,742)

Other Income (Expense):
Interest income	9,199	5,551	20,675	12,495

Net Loss	$(283,927)	$(439,768)	$(621,144)	$(874,247)

Basic and Diluted Net Loss per Share	$(.01)	$(.02)	$(.02)	$(.03)
Weighted Average Shares Outstanding	33,264,362	27,092,385	33,097,633	27,047,157
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31
	2005	2004
Operating Activities:
Net loss	$(621,144)	$(874,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	—	21,278
Depreciation	69,695	84,039
Net book value of sale of property and equipment	13,771	—
Accelerated vesting — stock options	24,025	—
Change in operating assets and liabilities:
Accounts receivable	37,882	144,117
Interest receivable	—	8,920
Inventory	20,911	(130,729)
Prepaids and other current assets	(34,136)	(14,757)
Accounts payable	6,472	29,368
Accrued payroll and payroll taxes	153,645	223,058
Deferred revenue	(4,013)	7,813
Other accrued expenses	18,744	5,705

Net cash used in operating activities	(314,148)	(495,435)

Investing Activities:
Purchase of property and equipment	—	(33,692)

Net cash used in investing activities	—	(33,692)

Financing Activities:
Issuance of Preferred Stock and Common Stock	—	191,794

Net cash provided by financing activities	—	191,794

Net (decrease) in cash and cash equivalents	(314,148)	(337,333)
Cash and cash equivalents at beginning of period	1,525,865	1,378,293

Cash and cash equivalents at end of period	$1,211,717	$1,040,960

Supplemental Schedule of Noncash lnvesting and Financing Activities:
Common stock issued in satisfaction of accrued payroll liability	$91,618	$—
See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2005
1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2006. The June 30, 2005 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The policies described in that report are used for preparing quarterly reports.
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 amount of court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court shall remain on deposit with the Court for the duration of the parties’ appeal process. As of June 30, 2005, $230,000 has been accrued as accrued payroll regarding this matter. As of December 31, 2005, there is no amount accrued regarding this matter.
     The Company is involved in various other legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2005
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
     In November 2005, the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under the 1995, 1998 and 2003 Stock Option Plans. This action resulted in the exercisability of all outstanding options being accelerated and fully vested. At the date of the acceleration of the vesting, since the exercise price(s) of some of the outstanding options were less than the market price of the common stock (“in the money” options), compensation expense in the amount of $24,025 was recorded under the intrinsic value method. This acceleration resulted in an additional $208,427 of net compensation expense being included in the following tables for the three months and six months ended December 31, 2005. If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2005
3. Stock-Based Compensation (continued)

	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Net Loss:
As Reported	$(283,927)	$(439,768)	$(621,144)	$(874,247)
Fair value compensation expense	(231,748)	(180,171)	(285,245)	(230,794)

Pro Forma	$(515,675)	$(619,939)	$(906,389)	$(1,105,041)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Fair value compensation expense	(0.01)	—	(0.01)	(0.01)

Pro Forma	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Stock Based Compensation:
As Reported	$24,025	$—	$24,025	$—
Fair value compensation expense	(255,773)	(180,171)	(309,270)	(230,794)

Pro Forma	$(231,748)	$(180,171)	$(285,245)	$(230,794)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during the three months and six months ended December 31, 2005 and December 31, 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected
	Risk-Free	Dividend	Expected	Expected
Three Months Ended	Interest Rate	Yield	Life	Volatility
December 31, 2005	4.25%	None	5 years	1.120
December 31, 2004	3.6%-3.75%	None	5 years	1.060 -1.120

Six Months Ended
December 31, 2005	4.25%	None	5 years	1.120
December 31, 2004	3.6%-3.75%	None	5 years	1.060 -1.120
     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the first quarter of fiscal year 2007, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2005
3. Stock-Based Compensation (continued)
select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.
     The Company entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company granted 125,000 shares of its common stock to its CEO for every month of employment for the period January 1, 2005 through December 31, 2005. Accordingly, the Company has accrued a compensation liability of $337,500 at December 31, 2005, which is the fair market value of 1,500,000 shares as of December 31, 2005 relating to this provision.
4. 2005 Stock Plan
     On November 10, 2005, the Board of Directors approved the 2005 Stock Plan (the “2005 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company. Stock options may be only nonqualified for income tax purposes. Up to a maximum of 6,000,000 shares of common stock may be issued under the 2005 Option Plan. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The 2005 Option Plan is administered by the Board (or by a Committee appointed by the Board) consisting of at least three members of the Board, all of whom shall be Non-Employee Directors and Outside Directors
5. Net Loss Per Share
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
6. Shareholders’ Equity
     During the quarter ended December 31, 2005, certain holders of our Series A Convertible Preferred Stock elected to convert their shares into shares of our common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. On December 1, 2005, an aggregate of 50,816 shares of Series A Convertible Preferred Stock were converted into an aggregate of 609,792 shares of common stock.
     On December 14, 2005, the Company issued a common stock certificate for 714,286 shares of the Company’s common stock to the Hennepin County Court Administrator regarding an ongoing legal proceeding.
7. Subsequent Event — Exercise Dates of Warrants
     On January 19, 2006, the Company agreed to extend the exercise date of warrants to purchase shares of its common stock, $0.01 par value per share (“Common Stock”), and Series A Convertible Preferred Stock, $0.01 par value per share, granted in connection with the Company’s offering, which closed on August 28, 2003 (the “August Offering”). The following table shows the original expiration dates, as well as the revised expiration dates for the two different tranches of warrants (Warrant A and Warrant B):

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2005
7. Subsequent Event – Exercise Dates of Warrants (continued)

	Warrant A ($.17 exercise price)			Warrant B ($.22 exercise price)
	Original	Extended	Revised	Original	Extended	Revised
	Expiration	Expiration	Extension	Expiration	Expiration	Extension
	Date	Date	Date	Date	Date	Date
August Offering	N/A	N/A	N/A	2/28/05	2/28/06	3/31/06
     Additionally, the Company agreed to modify the Warrant B to provide that those warrantholders who exercised at least fifty percent (50%) of their Common Stock Warrants and their Preferred Stock Warrants by March 31, 2006, would have the remaining 50% of their Common Stock Warrants and their Preferred Stock Warrants available for exercise until June 30, 2006.
     On January 19, 2006, the Company agreed to extend the exercise date of warrants to purchase shares of its common stock, $0.01 par value per share (“Common Stock”), and Series A Convertible Preferred Stock, $0.01 par value per share, granted in connection with the Company’s offering, which closed on February 9, 2004 (the “February Offering”). The following table shows the original expiration dates, as well as the revised expiration dates for the two different tranches of warrants:

	Warrant A ($.17 exercise price)			Warrant B ($.22 exercise price)
	Original	Extended	Revised	Original	Extended	Revised
	Expiration	Expiration	Extension	Expiration	Expiration	Extension
	Date	Date	Date	Date	Date	Date
February Offering	11/09/04	1/20/06	2/28/06	8/09/05	8/09/06	N/A
     Additionally, the Company agreed to modify the Warrant B to provide that those warrantholders who exercised at least fifty percent (50%) of their Common Stock Warrants and their Preferred Stock Warrants by August 9, 2006, would have the remaining 50% of their Common Stock Warrants and their Preferred Stock Warrants available for exercise until December 8, 2006.
     In January and February 2006, certain warrant holders from the Company’s February 9, 2004 private placement offering elected to exercise their Warrant A warrants to receive the benefits of the extended exercise period and the warrant exercise prices for the common stock and Series A Preferred Stock. In connection with such exercise, the Company will be issuing 607,611 shares of its common stock at an exercise price of $0.17 per share and 38,207 shares of Series A Preferred Stock at an exercise price of $2.04 per share to holders of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $181,236. As of February 13, 2006, $166,236 of the $181,236 total consideration has been received by the Company. Therefore, 557,321 of the 607,611 shares of common stock and 35,045 of the 38,207 shares of Series A Preferred Stock have been issued as of February 13, 2006. In connection with such issuance, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
     Research and Development. Research and development costs are expensed as incurred. We did not incur any research and development costs for the three months ended December 31, 2005 and 2004, respectively.
Results of Operations
     As of December 31, 2005, we had an accumulated deficit of $25,326,721. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of December 31, 2005, we had cash and cash equivalents of $1,211,717. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2005.
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$541,106	$433,736	$105,614	$1,756
Cost of Sales	29,993	6,590	23,383	20
Gross Profit	$511,113	$427,146	$82,231	$1,736

	Three Months Ended December 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$292,015	$96,870	$127,209	$67,936
Cost of Sales	52,086	18,982	26,784	6,320
Gross Profit	$239,929	$77,888	$100,425	$61,616

     Total Revenue for the three months ended December 31, 2005 was $541,106, compared to $292,015 for the three months ended December 31, 2004, an 85% increase.
     Equipment Sales Revenue for the three months ended December 31, 2005 was $433,736, compared to $96,870 for the three months ended December 31, 2004, a 348% increase. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor. Revenue relating to international equipment sales was $157,736 for the three months ended December 31, 2005 and $22,370 for the three months ended December 31, 2004, a 605% increase. Included in the $157,736 amount is the sale of ten (10) CVProfilor® DO-2020 Systems to one of our international distributors which totaled $135,236.
     Due to the complexities associated with selling to the primary care physician market, placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken longer than originally anticipated. We have, therefore, focused our sales resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians and a greater amount of reimbursements by third party payors to such physicians. Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.
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
     For the three months ended December 31, 2005, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $105,614, compared to $127,209 for the three months ended December 31, 2004, a 17% decrease. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the three months ended December 31, 2005, Service/Contract Income was $1,756, compared to $67,936 for the three months ended December 31, 2004, a 97% decrease. Of the $67,936 amount, $59,500 represented contract income pertaining to an agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. This agreement expired in December 2004 and was not renewed, which accounted for the decline in this component of Service/Contract Income. Under this agreement, we provided our CardioVascular Profiling Systems to the pharmaceutical company for use in their exhibition booth. In early 2005, the pharmaceutical company informed us they would no longer continue their prior arrangements with us for another year.

     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of December 31, 2005, the Inventory Reserve Allowance balance is $705,343. The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended
	December 31, 2005	December 31, 2004
Cost of Sales	$47,221	$26,576
Inventory Reserve Adjustment	(40,631)	(7,594)

Cost of Sales, as reported	$6,590	$18,982

     Total selling, general and administrative expenses for the three months ended December 31, 2005 were $804,239, compared to $685,248 for the three months ended December 31, 2004. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31
	2005	2004
Wages, related expenses and benefits	$192,381	$299,292
Patents and related expenses	—	1,037
Outside consultants	63,015	103,444
Rent (building/equipment) and utilities	25,192	24,389
Insurance-general and directors/officers liability	15,229	19,236
Selling, marketing and promotion, including applicable wages	360,159	167,067
Legal and audit/accounting fees	39,240	29,927
Royalties	16,181	6,722
Depreciation and amortization	9,953	14,928
Compensation expense, accelerated stock option vesting	24,025	—
Other-general and administrative	58,864	19,206

Total selling, general and administrative expenses	$804,239	$685,248

     Wages, related expenses and benefits decreased from $299,292 to $192,381 for the three months ended December 31, 2004 and December 31, 2005, respectively. Included in the $192,381 expense amount for the three months ended December 31, 2005 is an accrued compensation non-cash charge of $78,750 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the three months ended December 31, 2004, $190,000 of the $299,292 amount related to a similar non-cash charge.
     Outside consultants’ expense decreased from $103,444 for the three months ended December 31, 2004 to $63,015 for the three months ended December 31, 2005. Included in the $63,015 expense amount for the three months ended December 31, 2005 is $17,969 that relates to services provided by outside service consultants in support of our quality systems pertaining to manufacturing, certification and marketing of our medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions. For the three months ended December 31, 2004, $32,971 of the $103,444 amount related to a similar expense charge. Also, we have reduced the number of outside service consultants which accounts for most of the expense decrease from $103,444 to $63,015.
     Selling, marketing and promotion expense increased from $167,067 for the three months ended December 31, 2004 to $360,159 for the three months ended December 31, 2005. This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. The increase in our number of employees accounted for most of this increase in expenses.
     Other – general and administrative expenses increased from $19,206 for the three months ended December 31, 2004 to $58,864 for the three months ended December 31, 2005. $17,315 of this increase relates to our increase in warehouse supplies, which in turn relates to our increase in sales revenue activity for the three months ended December 31, 2005.
     Interest income was $9,199 and $5,551 for the three months ended December 31, 2005 and 2004, respectively.
     Net loss was $283,927 for the three months ended December 31, 2005, compared to a net loss of $439,768 for the three months ended December 31, 2004. For the three months ended December 31, 2005, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 33,264,362. For the three months ended December 31, 2004, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 27,092,385.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
     The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2005 and 2004:

	Six Months Ended December 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$922,022	$685,658	$227,144	$9,220
Cost of Sales	62,493	14,152	48,180	161
Gross Profit	$859,529	$671,506	$178,964	$9,059

	Six Months Ended December 31, 2004
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$545,436	$132,720	$245,357	$167,359
Cost of Sales	99,288	24,163	53,071	22,054
Gross Profit	$446,148	$108,557	$192,286	$145,305

     Total Revenue for the six months ended December 31, 2005 was $922,022, compared to $545,436 for the six months ended December 31, 2004, a 69% increase.

     Equipment Sales Revenue for the six months ended December 31, 2005 was $685,658, compared to $132,720 for the six months ended December 31, 2004, a 417% increase. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor. Revenue relating to international equipment sales was $207,961 for the six months ended December 31, 2005 and $58,220 for the six months ended December 31, 2004, a 257% increase. Included in the $207,961 amount is the sale of ten (10) CVProfilor® DO-2020 Systems to one of our international distributors which totaled $135,236.
     For the six months ended December 31, 2005, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $227,144, compared to $245,357 for the six months ended December 31, 2004, a 7% decrease. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the six months ended December 31, 2005, Service/Contract Income was $9,220 compared to $167,359 for the six months ended December 31, 2004, a 94% decrease. $154,500 of the $167,359 amount represented contract income pertaining to an agreement with a pharmaceutical company to provide CardioVascular Profiling Systems to certain hypertension and cardiology meetings in both the U.S. and internationally. This agreement expired in December 2004 and was not renewed, which accounted for the decline in this component of Service/ Contract Income. In early 2005, the pharmaceutical company informed us they would no longer continue their prior arrangements with us for another year.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of December 31, 2005, the Inventory Reserve Allowance balance is $705,343. The following table shows the effect of this adjustment for the periods indicated:

	Six Months Ended
	December 31, 2005	December 31, 2004
Cost of Sales	$72,428	$31,757
Inventory Reserve Adjustment	(58,276)	(7,594)

Cost of Sales, as reported	$14,152	$24,163

     Total selling, general and administrative expenses for the six months ended December 31, 2005 were $1,501,348, compared to $1,332,890 for the six months ended December 31, 2004. The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2005	2004
Wages, related expenses and benefits	$420,701	$420,525
Patents and related expenses	1,048	1,037
Outside consultants	151,876	227,329
Rent (building/equipment) and utilities	50,238	48,040
Insurance-general and directors/officers liability	32,415	39,439
Selling, marketing and promotion, including applicable wages	575,673	337,078
Legal and audit/accounting fees	93,232	154,098
Royalties	27,384	11,342
Depreciation and amortization	21,515	30,967
Compensation expense, accelerated stock option vesting	24,025	—
Other-general and administrative	103,241	63,035

Total selling, general and administrative expenses	$1,501,348	$1,332,890

     Wages, related expenses and benefits: Included in the $420,701 expense amount for the six months ended December 31, 2005 is an accrued compensation non-cash charge of $210,000 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the six months ended December 31, 2004, $210,000 of the $420,525 amount related to a similar non-cash charge.
     Outside consultants’ expense decreased from $227,329 for the six months ended December 31, 2004 to $151,876 for the six months ended December 31, 2005. Included in the $151,876 expense amount for the six months ended December 31, 2005 is $57,442 that relates to services provided by outside service consultants in support of our quality systems pertaining to manufacturing, certification and marketing of our medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions. For the six months ended December 31, 2004, $67,276 of $227,329 amount related to a similar expense charge. Also, we have reduced the number of outside service consultants which accounts for most of the expense decrease from $227,329 to $151,876.
     Selling, marketing and promotion expense increased from $337,078 for the six months ended December 31, 2004 to $575,673 for the six months ended December 31, 2005. This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The increase in our number of employees accounted for most of this increase in expenses.
     Other – general and administrative expenses increased from $63,035 for the six months ended December 31, 2004 to $103,241 for the six months ended December 31, 2005. $17,990 of this increase relates to our increase in warehouse supplies, which in turn relates to our increase in sales revenue activity for the six months ended December 31, 2005.
     Interest income was $20,675 and $12,495 for the six months ended December 31, 2005 and 2004, respectively.
     Net loss was $621,144 and $874,247 for the six months ended December 31, 2005 and 2004, respectively. For the six months ended December 31, 2005, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 33,097,633. For the six months ended

December 31, 2004, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 27,047,157.
Off-Balance Sheet Arrangements
     During the quarter ended December 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
Liquidity and Capital Resources
     Cash and cash equivalents had a net decrease of $314,148 and a net decrease of $337,333 for the six months ended December 31, 2005 and December 31, 2004, respectively. The significant elements of these changes were as follows:

		Six Months Ended December 31
		2005	2004
Net cash used in operating activities:
— net loss, as adjusted for non-cash items		$(513,653)	$ (768,930)

— decrease in accounts receivable:		37,882	(A) 144,117
– (A)	$100,710 accounts receivable balances re: four (4) CR-2000 unit sales in June, 2004 were received in the quarter ended September 30, 2004.

— (increase) decrease in inventory:		20,911	(B) (130,729)
– (B)	In September 2004, we purchased certain inventory parts from a single vendor amounting to $161,192.

Net cash provided by financing activities:
— issuance of Preferred and Common Stock:		—	(C) 191,794
– (C)	In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. The exercise price was $.17 per share of common stock and $2.04 per share of Series A Preferred Stock.
     We have incurred operating losses and have not generated positive cash flow from operations. As of December 31, 2005, we had an accumulated deficit of $25,326,721.
     As of December 31, 2005, we had cash and cash equivalents of $1,211,717 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2005.
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
     We have historically obtained working capital from the issuance of our securities. In July 1998, we completed our initial public offering of 2,587,500 units, each unit consisting of one share of our common stock and one Redeemable Class A Warrant (the “Class A Warrant”) which resulted in total net proceeds to us of $9,188,414. Beginning on January 23, 2001 and ending on March 26, 2001, we offered our Redeemable Class B Warrants (the “Class B Warrants”) for no additional consideration to those holders of our Class A Warrants who properly exercised a Class A Warrant in the offering period. We raised $1,964,371 (net of offering expenses of $73,062) in connection with this offering of the Class B Warrants. On March 27, 2002, we completed a private placement to five investors consisting of three-year 8% Convertible Notes in the aggregate principal amount of $2,000,000. Beginning on June 6, 2002 and ending on November 14, 2002, we offered Class B Warrants for no additional consideration to those holders of the Class A Warrants who properly exercised a Class A Warrant in the offering period. Total gross proceeds from this offering were $57,400. On August 28, 2003, we completed the private placement offering (the “August Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering (the “February Placement”) of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. In March and April 2005, we issued 2,756,534 shares of common stock and 173,341 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $822,227. In January and February 2006, we issued 557,321 shares of common stock and 35,045 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $166,236.

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
(b) Changes in Internal Controls over Financial Reporting.
     There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 amount of court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714, 286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court shall remain on deposit with the Court for the duration of the parties’ appeal process.
Item 2. Changes in Securities
     During the quarter ended December 31, 2005, certain holders of our Series A Convertible Preferred Stock elected to convert their shares into shares of our common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. On December 1, 2005, an aggregate of 50,816 shares of Series A Convertible Preferred Stock were converted into an aggregate of 609,792 shares of common stock. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares may not be transferred or resold absent registration or an applicable exemption from registration requirements.
     On December 14, 2005, the Company issued a common stock certificate for 714,286 shares of the Company’s common stock to the Hennepin County Court Administrator regarding an ongoing legal proceeding.
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
Date: February 13, 2006