Form 10QSB
period 2006-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2006-05-15
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
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

Yes☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No ☑
The number of shares of Common Stock outstanding as of May 5, 2006 was 39,810,635.
Transitional Small Business Disclosure Format:

Yes☐	No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,815,308	$1,525,865
Accounts receivable	150,330	92,592
Inventory	316,027	322,278
Prepaids and other current assets	40,292	22,012

Total Current Assets	2,321,957	1,962,747

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,202,541	1,272,763
Less accumulated depreciation and amortization	(1,114,801)	(1,065,376)

	104,942	224,589

Other Assets	6,530	6,530

Total Assets	$2,433,429	$2,193,866

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$99,877	$85,958
Accrued payroll and payroll taxes	244,010	459,431
Deferred revenue	8,070	5,255
Other accrued expenses	39,586	24,027

Total Current Liabilities	391,543	574,671

Deferred Revenue, less current portion	10,105	15,658

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—897,590 and 915,411 at March 31, 2006 and June 30, 2005, respectively	8,976	9,154
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—39,003,438 and 32,743,083 at March 31, 2006 and June 30, 2005, respectively	390,034	327,431
Additional paid-in capital	27,235,523	25,972,529
Accumulated deficit	(25,602,752)	(24,705,577)

Total Shareholders’ Equity	2,031,781	1,603,537

Total Liabilities and Shareholders’ Equity	$2,433,429	$2,193,866

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005

Revenue:
Equipment sales	$457,328	$25,145	$1,142,986	$157,865
Equipment rental	107,066	185,382	334,210	430,739
Service/contract income	7,594	4,707	16,814	172,066

	571,988	215,234	1,494,010	760,670
Cost of Sales	26,471	27,772	88,964	127,060

Gross Profit	545,517	187,462	1,405,046	633,610

Expenses:
Selling, general and administrative	831,318	553,541	2,332,666	1,886,431

Total Expenses	831,318	553,541	2,332,666	1,886,431

Operating Loss	(285,801)	(366,079)	(927,620)	(1,252,821)

Other Income (Expense):
Interest income	9,770	9,625	30,445	22,120

Net Loss	$(276,031)	$(356,454)	$(897,175)	$(1,230,701)

Basic and Diluted Net Loss per Share	$(.01)	$(.01)	$(.03)	$(.05)
Weighted Average Shares Outstanding	35,012,499	27,778,459	33,726,604	27,287,367
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31
	2006	2005
Operating Activities:
Net loss	$(897,175)	$(1,230,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	—	21,278
Depreciation	100,856	124,812
Net book value of sale of property and equipment	19,844	—
Accelerated vesting — stock options	24,025	—
Change in operating assets and liabilities:
Accounts receivable	(57,738)	206,950
Interest receivable	—	8,920
Inventory	6,251	(129,052)
Prepaids and other current assets	(18,280)	14,922
Accounts payable	13,919	(1,352)
Accrued payroll and payroll taxes	296,198	247,420
Deferred revenue	(2,738)	5,313
Other accrued expenses	15,559	1,714

Net cash used in operating activities	(499,279)	(729,776)

Investing Activities:
Purchase of property and equipment	(1,053)	(33,692)

Net cash used in investing activities	(1,053)	(33,692)

Financing Activities:
Issuance of Preferred Stock and Common Stock	789,775	930,101

Net cash provided by financing activities	789,775	930,101

Net increase in cash and cash equivalents	289,443	166,633
Cash and cash equivalents at beginning of period	1,525,865	1,378,293

Cash and cash equivalents at end of period	$1,815,308	$1,544,926

Supplemental Schedule of Noncash Investing and Financing Activities:
Common Stock issued in satisfaction of accrued payroll liability	$511,619	$400,000
See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2006
1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2006. The June 30, 2005 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The policies described in that report are used for preparing quarterly reports.
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 amount of court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court shall remain on deposit with the Court for the duration of the parties’ appeal process. As of June 30, 2005, $230,000 had been accrued as accrued payroll regarding this matter. As of March 31, 2006, there is no amount accrued regarding this matter.
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
March 31, 2006
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
     In order to reward employees and board members for their outstanding service over a term of many years, in November 2005, the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under the 1995, 1998 and 2003 Stock Option Plans. This action resulted in the exercisability of all outstanding options being accelerated and fully vested. At the date of the acceleration of the vesting, since the exercise price(s) of some of the outstanding options were less than the market price of the common stock (“in the money” options), compensation expense in the amount of $24,025 was recorded under the intrinsic value method. This acceleration resulted in an additional $208,427 of net compensation expense being included in the following tables for the nine months ended March 31, 2006. If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2006
3. Stock-Based Compensation (continued)

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Net Loss:
As Reported	$(276,031)	$(356,454)	$(897,175)	$(1,230,701)
Fair value compensation expense	—	(60,422)	(285,245)	(291,216)

Pro Forma	$(276,031)	$(416,876)	$(1,182,420)	$(1,521,917)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Fair value compensation expense	—	(0.01)	(0.01)	(0.01)

Pro Forma	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Stock Based Compensation:
As Reported	$—	$—	$24,025	$—
Fair value compensation expense	—	(60,422)	(309,270)	(291,216)

Pro Forma	$—	$(60,422)	$(285,245)	$(291,216)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during the three months and nine months ended March 31, 2006 and March 31, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected
	Risk-Free	Dividend	Expected	Expected
	Interest Rate	Yield	Life	Volatility
Three Months Ended
March 31, 2006	N/A	N/A	N/A	N/A
March 31, 2005	3.6%-3.75%	None	5 years	1.060 -1.120

Nine Months Ended
March 31, 2006	4.25%	None	5 years	1.120
March 31, 2005	3.6%-3.75%	None	5 years	1.060 -1.120
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
March 31, 2006
3. Stock-Based Compensation (continued)
select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.
     On January 13, 2005, the Company entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company agreed to grant 125,000 shares of its common stock to its CEO for every month of employment for the period January 1, 2005 through December 31, 2005. In accordance with this agreement, on March 31, 2006, the Company issued 1,500,000 shares of its common stock to its CEO for the calendar year 2005 period. The fair market value of the shares on March 31, 2006 was $420,000. For the period January 1, 2006 through December 31, 2006, the Company will accrue 175,000 phantom shares of its common stock per month payable to its CEO. A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined). Accordingly, the Company has accrued a compensation liability of $147,000 at March 31, 2006, which is the fair market value of 525,000 shares relating to this provision.
4. 2005 Stock Plan
     On November 10, 2005, the Board of Directors approved the 2005 Stock Plan (the “2005 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company. Stock options may be only nonqualified for income tax purposes. Up to a maximum of 6,000,000 shares of common stock may be issued under the 2005 Option Plan. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The 2005 Option Plan is administered by the Board (or by a Committee appointed by the Board) consisting of at least three members of the Board, all of whom shall be Non-Employee Directors and Outside Directors. As of March 31, 2006, there have been no options granted under the 2005 Option Plan.
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
6. Shareholders’ Equity
     During the quarter ended March 31, 2006, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. An aggregate of 72,960 shares of Series A Convertible Preferred Stock were converted into an aggregate of 875,520 shares of common stock.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2006
6. Shareholders’ Equity (continued)
     In January and February 2006, certain warrant holders from the Company’s February 9, 2004 private placement offering elected to exercise their Warrant A warrants to receive the benefits of the extended exercise period and the warrant exercise prices for the common stock and Series A Preferred Stock. In connection with such Warrant A exercise, the Company issued 607,611 shares of its common stock at an exercise price of $0.17 per share and 38,207 shares of Series A Preferred Stock at an exercise price of $2.04 per share to holders of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $181,236. In connection with such issuance, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.
     In January and February 2006, certain warrant holders elected to exercise their publicly traded Redeemable Class B Warrants to receive the benefits of the extended exercise period and the reduced warrant exercise price for common stock. The Redeemable Class B Warrants traded under the symbol: HDIIZ.OB. In connection with such exercise, the Company issued 340,011 shares of its common stock at an exercise price of $0.22 per share to holders of common stock warrants, for an aggregate consideration of $74,802. The 340,011 shares issued regarding the Redeemable Class B Warrants had been previously registered in a Form S-3 Registration Statement that was declared effective by the U.S. Securities and Exchange Commission on June 6, 2002.
     In March 2006, certain warrant holders from the Company’s August 28, 2003 private placement offering elected to exercise their Warrant B warrants to receive the benefits of the extended exercise period and the warrant exercise prices for the common stock and Series A Preferred Stock. In connection with such Warrant B exercise, the Company issued 1,382,735 shares of its common stock at an exercise price of $0.22 per share and 86,948 shares of Series A Preferred Stock at an exercise price of $2.64 per share to holders of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $533,737. In connection with such issuance, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances. During the quarter ended March 31, 2006, the Company agreed to extend the exercise date of these warrants from February 28, 2006 to April 28, 2006.
7. Subsequent Event — Exercise Date of Warrants
     On April 26, 2006, the Company agreed to extend the exercise date of warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Preferred Stock, $0.01 par value per share, granted in connection with the Company’s offering, which closed on August 28, 2003 (the “August Offering”). The following table shows the original expiration date, as well as the revised expiration date for the warrants:

Warrant B ($.22 exercise price)
	Original	Extended	Revised
	Expiration	Expiration	Extension
	Date	Date	Date

August Offering	2/28/05	4/28/06	5/19/06

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2006
7. Subsequent Event — Exercise Date of Warrants (continued)
     Additionally, the Company agreed to modify the Warrant B to provide that those warrantholders who exercised at least fifty percent (50%) of their common stock warrants and their Series A Preferred Stock warrants by May 19, 2006, would have their remaining unexercised common stock warrants and Series A Preferred Stock warrants exercise periods extended until July 31, 2006.
     In April 2006, certain warrant holders from the Company’s August 28, 2003 private placement offering elected to exercise their Warrant B warrants to receive the benefits of the extended exercise period and the warrant exercise prices for the common stock and Series A Preferred Stock. In connection with such exercise, the Company issued 384,317 shares of its common stock at an exercise price of $0.22 per share and 24,168 shares of Series A Preferred Stock at an exercise price of $2.64 per share to holders of common stock and Series A Preferred Stock warrants, for an aggregate consideration of $148,350. In connection with such issuance, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuances.

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
     Revenue Recognition. We recognize revenue in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Pursuant to SAB No. 104, the Company recognizes revenue from the sale of equipment at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. Shipping and handling costs are included as cost of equipment sales. At the time of shipment, all of the criteria for recognition set forth in SAB No. 104 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.
     Equipment rental revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized when collection is probable, which is currently upon cash receipt. At the time of receipt of rental revenues, all of the criteria for recognition set forth in SAB No. 104 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.
     In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange our product. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion. Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

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
     Research and Development. Research and development costs are expensed as incurred. We did not incur any research and development costs for the three months and nine months ended March 31, 2006 and 2005, respectively.
Results of Operations
     As of March 31, 2006, we had an accumulated deficit of $25,602,752. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of March 31, 2006, we had cash and cash equivalents of $1,815,308. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months through March 31, 2007.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$571,988	$457,328	$107,066	$7,594
Cost of Sales	26,471	4,532	21,629	310

Gross Profit	$545,517	$452,796	$85,437	$7,284

	Three Months Ended March 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$215,234	$25,145	$185,382	$4,707
Cost of Sales	27,772	974	26,784	14

Gross Profit	$187,462	$24,171	$158,598	$4,693

     Total Revenue for the three months ended March 31, 2006 was $571,988, compared to $215,234 for the three months ended March 31, 2005, a 166% increase.

     Equipment Sales Revenue for the three months ended March 31, 2006 was $457,328, compared to $25,145 for the three months ended March 31, 2005, a 1,718% increase. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor. Revenue relating to international equipment sales was $53,650 for the three months ended March 31, 2006 and $-0- for the three months ended March 31, 2005. Included in the $157,736 amount is the sale of ten (10) CVProfilor® DO-2020 Systems to one of our international distributors which totaled $135,236.
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
     For the three months ended March 31, 2006, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $107,066, compared to $185,382 for the three months ended March 31, 2005, a 42% decrease. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the three months ended March 31, 2006, Service/Contract Income was $7,594, compared to $4,707 for the three months ended March 31, 2005, a 61% increase.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales

Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of March 31, 2006, the Inventory Reserve Allowance balance is $666,749. The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended
	March 31, 2006	March 31, 2005
Cost of Sales	$42,403	$3,248
Inventory Reserve Adjustment	(37,871)	(2,274)

Cost of Sales, as reported	$4,532	$974

     Total selling, general and administrative expenses for the three months ended March 31, 2006 were $831,318, compared to $553,541 for the three months ended March 31, 2005. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31
	2006	2005
Wages, related expenses and benefits	$352,850	$161,159
Patents and related expenses	2,129	5,020
Outside consultants	41,189	66,056
Rent (building/equipment) and utilities	25,647	25,149
Insurance-general and directors/officers liability	14,275	18,369
Selling, marketing and promotion, including applicable wages	277,197	204,478
Legal and audit/accounting fees	45,746	16,680
Royalties	16,932	6,316
Depreciation and amortization	9,531	13,989
Other-general and administrative	45,822	36,325

Total selling, general and administrative expenses	$831,318	$553,541

     Wages, related expenses and benefits increased from $161,159 to $352,850 for the three months ended March 31, 2005 and March 31, 2006, respectively. Included in the $352,850 expense amount for the three months ended March 31, 2006 is an accrued compensation non-cash charge of $229,500 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the three months ended March 31, 2005, $45,750 of the $161,159 amount related to a similar non-cash charge.
     Selling, marketing and promotion expense increased from $204,478 for the three months ended March 31, 2005 to $277,197 for the three months ended March 31, 2006. This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. The increase in our number of employees accounted for most of this increase in expenses.
     Interest income was $9,770 and $9,625 for the three months ended March 31, 2006 and 2005, respectively.

     Net loss was $276,031 for the three months ended March 31, 2006, compared to a net loss of $356,454 for the three months ended March 31, 2005. For the three months ended March 31, 2006, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 35,012,499. For the three months ended March 31, 2005, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 27,778,459.
Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005
     The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2006 and 2005:

	Nine Months Ended March 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,494,010	$1,142,986	$334,210	$16,814
Cost of Sales	88,964	18,684	69,809	471

Gross Profit	$1,405,046	$1,124,302	$264,401	$16,343

	Nine Months Ended March 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$760,670	$157,865	$430,739	$172,066
Cost of Sales	127,060	25,137	79,855	22,068

Gross Profit	$633,610	$132,728	$350,884	$149,998

     Total Revenue for the nine months ended March 31, 2006 was $1,494,010, compared to $760,670 for the nine months ended March 31, 2005, a 96% increase.
     Equipment Sales Revenue for the nine months ended March 31, 2006 was $1,142,986, compared to $157,865 for the nine months ended March 31, 2005, a 624% increase. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor. Revenue relating to international equipment sales was $261,611 for the nine months ended March 31, 2006 and $58,220 for the nine months ended March 31, 2005, a 349% increase. Included in the $261,611 amount is the sale of ten (10) CVProfilor® DO-2020 Systems to one of our international distributors which totaled $135,236.
     For the nine months ended March 31, 2006, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $334,210, compared to $430,739 for the nine months ended March 31, 2005, a 22% decrease. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the nine months ended March 31, 2006, Service/Contract Income was $16,814 compared to $172,066 for the nine months ended March 31, 2005, a 90% decrease. $154,500 of the $172,066 amount represented contract income pertaining to an agreement with a pharmaceutical company to provide

CardioVascular Profiling Systems to certain hypertension and cardiology meetings in both the U.S. and internationally. This agreement expired in December 2004 and was not renewed, which accounted for the decline in this component of Service/ Contract Income. In early 2005, the pharmaceutical company informed us they would no longer continue their prior arrangements with us for another year.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of March 31, 2006, the Inventory Reserve Allowance balance is $666,749. The following table shows the effect of this adjustment for the periods indicated:

	Nine Months Ended
	March 31, 2006	March 31, 2005
Cost of Sales	$114,831	$35,005
Inventory Reserve Adjustment	(96,147)	(9,868)

Cost of Sales, as reported	$18,684	$25,137

     Total selling, general and administrative expenses for the nine months ended March 31, 2006 were $2,332,666, compared to $1,886,431 for the nine months ended March 31, 2005. The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31
	2006	2005
Wages, related expenses and benefits	$773,551	$581,684
Patents and related expenses	3,177	6,057
Outside consultants	193,065	293,385
Rent (building/equipment) and utilities	75,885	73,189
Insurance-general and directors/officers liability	46,690	57,808
Selling, marketing and promotion, including applicable wages	852,870	541,556
Legal and audit/accounting fees	138,978	170,778
Royalties	44,316	17,658
Depreciation and amortization	31,046	44,956
Compensation expense, accelerated stock option vesting	24,025	—
Other-general and administrative	149,063	99,360

Total selling, general and administrative expenses	$2,332,666	$1,886,431

     Wages, related expenses and benefits: Included in the $773,551 expense amount for the nine months ended March 31, 2006 is an accrued compensation non-cash charge of $439,500 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the nine months ended March 31, 2005, $255,750 of the $581,684 amount related to a similar non-cash charge.
     Outside consultants’ expense decreased from $293,385 for the nine months ended March 31, 2005 to $193,065 for the nine months ended March 31, 2006. Included in the $193,065 expense amount for the nine months ended March 31, 2006 is $78,432 that relates to services provided by outside service consultants in support of our quality systems pertaining to manufacturing, certification and marketing of our medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions. For the nine months ended March 31, 2005, $90,750 of the $293,385 amount related to a similar expense charge. Also, we have reduced the number of outside service consultants which accounts for most of the expense decrease from $293,385 to $193,065.
     Selling, marketing and promotion expense increased from $541,556 for the nine months ended March 31, 2005 to $852,870 for the nine months ended March 31, 2006. This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The increase in our number of employees accounted for most of this increase in expenses.
     Other – general and administrative expenses increased from $99,360 for the nine months ended March 31, 2005 to $149,063 for the nine months ended March 31, 2006. $42,341 of the $149,063 amount relates to our increase in warehouse supplies, which in turn relates to our increase in sales revenue activity for the nine months ended March 31, 2006.
     Interest income was $30,445 and $22,120 for the nine months ended March 31, 2006 and 2005, respectively.
     Net loss was $897,175 and $1,230,701 for the nine months ended March 31, 2006 and 2005, respectively. For the nine months ended March 31, 2006, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 33,726,604. For the nine months ended March 31, 2005, basic and diluted net loss per share was $(.05), based on weighted average shares outstanding of 27,287,367.
Off-Balance Sheet Arrangements
     During the quarter ended March 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
Liquidity and Capital Resources
     Cash and cash equivalents had a net increase of $289,443 and a net increase of $166,633 for the nine months ended March 31, 2006 and March 31, 2005, respectively. The significant elements of these changes were as follows:

			Nine Months Ended March 31
			2006	2005
Net cash used in operating activities:
— net loss, as adjusted for non-cash items			$(752,450)	$(1,084,611)
— (increase) decrease in accounts receivable:			(57,738)	(A) 206,950
–	(A)	$100,710 accounts receivable balances re: four (4) CR-2000 unit sales in June, 2004 were received in the quarter ended September 30, 2004.

— (increase) decrease in inventory:			6,251	(B) (129,052)
–	(B)	In September 2004, we purchased certain inventory parts from a single vendor amounting to $161,192.

Nine Months Ended March 31
		2006	2005
Net cash provided by financing activities:
— issuance of Preferred and Common Stock:		(C) 789,775	(D) 930,101
–	(C)
In January through March 2006, we issued 2,330,357 shares of common stock and 125,155 shares of Series A Convertible Preferred Stock to holders of warrants to purchase common stock and Series A Convertible Preferred Stock, resulting in gross proceeds of $789,775. The exercise prices of the common stock were a combination of $.17 per share and $.22 per share. The exercise price of the Series A Convertible Preferred Stock was $2.64 per share.

–	(D)
$914,021 of this amount pertains to the issuance of 192,688 shares of Series A Convertible Preferred Stock and 3,064,341 shares of common stock to holders who exercised certain stock purchase warrants.

     We have incurred operating losses and have not generated positive cash flow from operations. As of March 31, 2006, we had an accumulated deficit of $25,602,752.
     As of March 31, 2006, we had cash and cash equivalents of $1,815,308 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months through March 31, 2007.
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
     We have historically obtained working capital from the issuance of our securities. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. In March and April 2005, we issued 2,756,534 shares of common stock and 173,341 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $822,227. In January and February 2006, we issued 607,611 shares of common stock and 38,207 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $181,236. In January and February 2006, we issued 340,011 shares of common stock to holders of warrants to purchase common stock, resulting in gross proceeds of $74,802. In March 2006, we issued 1,382,735 shares of common stock and 86,948 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $533,737.
Item 3. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
     The Company’s Chief Executive Officer, Mark N. Schwartz, and Chief Financial Officer, James S. Murphy, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company in a manner allowing for timely decisions regarding the disclosure of such information.
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
Item 2. Changes in Securities
The disclosures made in Note 6 of the financial statements (see Item 1 of Part I of this report) regarding sales and issuances of our securities relating to the exercise of certain warrants during the quarter ended March 31, 2006 are hereby incorporated into this Item 2 of Part II by this reference.
On March 31, 2006, we issued 1,500,000 shares of our common stock to our CEO, Mark N. Schwartz, which was in accordance with an existing employment agreement. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.
During the quarter ended March 31, 2006, certain holders of our Series A Convertible Preferred Stock elected to convert their shares into shares of our common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. During this quarter, an aggregate of 72,960 shares of Series A Convertible Preferred Stock were converted into an aggregate of 875,520 shares of common stock. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
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
Date: May 15, 2006