Form 10KSB
period 2006-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2006-09-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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
Common Stock ($.01 par value)
(Title of Class)
Redeemable Class B Warrant
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     The issuer’s revenues for the fiscal year ended June 30, 2006 were $1,789,546.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
     The aggregate market value of the Company’s common stock and Series A Convertible Preferred Stock held by non-affiliates of the issuer as of September 14, 2006, when the last sale price of the Company’s common stock was $0.13 as reported by the OTC Bulletin Board, was approximately $4,986,000.
     There were 40,157,106 shares of the issuer’s common stock, $.01 par value per share and 871,225 shares of Series A Convertible Preferred Stock, $.01 par value per share, outstanding as of September 14, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
          None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-KSB
For the Year Ended June 30, 2006
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
          According to the American Heart Association’s (“AHA”) Heart Disease and Stroke Statistics — 2006 Update, in 2003, more than 910,600 Americans died from heart disease-related conditions, such as heart attack, high blood pressure, stroke, heart failure, and congenital heart defects. Heart disease-related illnesses have been the country’s deadliest conditions for more than a century. It’s been the No. 1 cause of death since 1900, except for the year 1918. Today, more than 71 million Americans have heart disease, including 27.4 million people aged 65 or older. That number is expected to skyrocket as the nation ages. By the year 2010, heart disease will affect 40 million Americans aged 65 and older, predicts the AHA. Heart disease kills more than 150,000 Americans per year under the age of 65. Besides the human toll, heart disease is also financially costly. In 2006, heart disease will cost America more than $403 billion in direct and indirect costs, the AHA estimates.
          Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90 mmHg or greater diastolic pressure, is extremely common. Worldwide, 600 million people with high blood pressure are at risk of heart attack, stroke, and cardiac failure. According to the AHA, approximately 65 million adult Americans (that is, about 32% of the adult population) have high blood pressure. Of those with high blood pressure, 30% are unaware they have it, 34% are on medication and have it controlled, 25% are on medication and do not have their blood pressure controlled, and 14.8% are not on medication and do not have their blood pressure under control. In other words, more than 65% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes. In recognition of the health risks posed by high blood pressure, the AHA issued guidelines that classify individuals with systolic blood pressure between 120-139 mmHg or diastolic blood pressure between 80-89 mmHg as “prehypertensive.” The AHA estimates that an additional 59 million American adults over the age of 18 have “prehypertension.” Prehypertensive individuals are believed to be at significant risk for developing hypertension and they have a much greater risk of cardiovascular events or dying from cardiovascular disease within 10 years than people with lower or normal blood pressure levels.
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
          The Clinical Problem
          Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction due to artherosclerosis. In addition, due to the fact that hypertension increases one’s risk for developing cardiovascular disease, physicians put considerable effort into blood pressure measurements even though it, too, is an insensitive and nonspecific means of assessing the underlying condition of the blood vessels. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer, that is, an upper-arm blood pressure cuff device. Despite these attempts to identify patients at risk for cardiovascular disease studies show that blood pressure is not necessarily well correlated with actual cardiovascular events. Approximately, 50% of heart attack victims and 75% of stroke victims have normal blood pressure. Therefore, focusing on blood pressure levels alone to determine cardiovascular risk may not catch those with actual disease.
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

          According to the AHA, cardiovascular disease claims more lives each year than the next four causes of death combined, which are cancer, chronic lower respiratory diseases, accidents and diabetes. In addition more women die of cardiovascular disease each year than men. According to the National Institute of Health (“NIH”) Women’s Ischemia Syndrome Evaluation (“WISE”) report released in 2006, Women have a form of heart disease that is fundamentally different and harder to diagnose then in men. Standard cardiovascular disease diagnostic techniques such as treadmill stress tests and coronary angiography designed to show large coronary artery stenosis is not useful in women where the plaque appears more likely to spread evenly through the artery wall. Coronary angiography might be missing a sizeable portion of women in terms of estimating the risk for cardiovascular disease. Half or more of women who present with findings suggesting ischemia have dysfunction at the microvascular level and this dysfunction appears linked to adverse outcomes. Therefore, women appear to be strong candidates for CVProfilor testing.
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
          Five drug manufacturers have permitted the public disclosure of their use of our HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System in their multi-site clinical research trials: Alteon, Inc.; AstraZeneca, LP; Parke-Davis; Pfizer, Inc. and Solvay Pharmaceuticals, Inc. Pfizer released the results of the AVALON trial in 2005, which showed the benefits of its new drug, Caduet, on improving arterial elasticity in as short as eight weeks. Our CR-2000 Research System was first introduced into the initial 2-year phase of the NHLBI Multi-Ethnic Study of Atherosclerosis, or MESA, research trial in May of 2000. After several years of preparatory efforts, the NHLBI publicly announced the 10-year multicenter study on September 14, 2000. The MESA trial is a prospective clinical study attempting to identify clinically useful markers or parameters for predicting cardiovascular disease before the onset of signs or symptoms. The trial has been designed to be a 10-year investigation of more than 6,000 men and women of many ethnic backgrounds residing throughout the U.S. Each study participant will have his or her C1-large artery elasticity or C-2 small artery elasticity index determined and recorded. Over the remainder of the trial, enrollees will be followed to determine changes in subclinical disease as well as cardiovascular disease morbidity and mortality.
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

          Similar to the CVProfilor® DO-2020 System, the CVProfilor® MD-3000 System provides physicians with the ability to immediately print a CVProfile™ Report in their office containing patient specific information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, the CVProfilor® MD-3000 System is being marketed to physicians through distributors as a capital purchase item and does not contain technology which allows the telephonic transmission of data to a Central Data Management Facility.
          CardioVascular Profile (CVProfile™) Report
          The Research CardioVascular Profile Report currently generated by the CR-2000 Research System presents the following parameters:
-   1.5 Second Blood Pressure Waveform Graph — Pulse Pressure — Estimated Stroke Volume Index
-   Large Artery Elasticity Index — Pulse Rate — Estimated Cardiac Output
-   Small Artery Elasticity Index — Estimated Cardiac Ejection Time — Estimated Cardiac Index
-   Systolic Blood Pressure — Estimated Stroke Volume — Total Vascular Impedance
-   Diastolic Blood Pressure — Body Surface Area — Systemic Vascular Resistance
-   Mean Arterial Pressure — Body Mass Index
          The CVProfile™ Report currently generated by the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System presents the following parameters:
-   1.5 Second Blood Pressure Waveform Graph — Mean Arterial Pressure
-   C1-Large Artery Elasticity Index — Pulse Pressure
-   C2-Small Artery Elasticity Index — Pulse Rate
-   Systolic Blood Pressure — Body Mass Index
-   Diastolic Blood Pressure — Body Surface Area
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
          Published Articles: Clinical Research Update
          Several scientific articles have been published in peer-reviewed medical journals which utilized either the CR-2000 Research System or the CVProfilor® DO-2020 System. We have over 245 abstracts and articles in our bibliography, all of which generally address our technology, our methodology, the relationship of arterial elasticity to cardiovascular disease, and/or the benefits of blood vessel elasticity assessment. In addition, more than half of these peer-reviewed, published articles and abstracts reference the utilization of the CVProfilor® DO-2020 System or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

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
          As of June 30, 2006, the CR-2000 Research System was being utilized in 25 countries throughout the world and users have contributed many of the articles in our bibliography of 245 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

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
          The Practicing Physician Market
          The CVProfilor® DO-2020 CardioVascular Profiling System is designed for use by physicians, other health care professionals and trained medical personnel. As of 2000, American Medical Association estimates indicate that there are more than 813,000 licensed physicians actively working in the U.S., about 250,000 of which are included in our target market as potential users of the CVProfilor® DO-2020 System as follows:
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
          HDI/PulseWave™ CR-2000 Research System
          The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through international distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2006, the established end-user price in the U.S. for the CR-2000 Research System was approximately $26,000; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.
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
          In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under four pricing structures. Physicians may:
          - purchase a new CVProfilor® DO-2020 System for $28,500;
          - rent the CVProfilor® DO-2020 System for a period of one year and pay a $45 per-patient-tested fee, subject to a minimum monthly fee of $450.
          - purchase a rented CVProfilor® DO-2020 System for a reduced price dependant upon the amount of cumulative rental payments made to HDI.
          In order to accelerate the rate of acceptance of our CVProfilor® DO-2020 System in the medical marketplace, we have focused our marketing to physicians in the United States on the per-use price structure, which we refer to as the “per-patient-tested” rental basis. We are currently using a small direct sales force to call on key physician opinion leaders. We plan to expand our sales network consistent with our capital availability and revenue growth.
          We believe that a “per-patient-tested” marketing strategy has a number of significant advantages over the more traditional product “sales” strategies. A “per-patient-tested” rental program allows the physician to: conduct a trial use of our arterial elasticity assessment technology without a sizeable upfront capital outlay; obtain positive cash flow and/or a positive margin with their very first use of the CVProfilor® DO-2020 System; generate additional clinic revenues with little or no additional costs; and have access to state-of-the-art cardiovascular screening technology without the risk of product obsolescence, product maintenance or repair, or product down-time. In certain circumstances and based upon their expectations as to utilization, a physician may feel that it may be more cost-effective to purchase a CVProfilor® DO-2020 System. In which case, we also offer the CVProfilor® DO-2020 System for purchase and a portion of their rental payments can be applied to the purchase price. We believe the per-patient-tested marketing approach reduces the economic risk to physicians as compared to a capital acquisition approach or “sales” approach and allows physicians to confirm the clinical value of the product before making a purchase decision. However, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020.
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

          CVProfilor® MD-3000 System
          Following the introduction of the CVProfilor® MD-3000 System in June 2002, we began introducing the product to our international distributors to market it to cardiovascular specialists, cardiologists and primary care physicians for use in screening, diagnosing and monitoring the treatment of patients with cardiovascular disease within international markets.
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
          Production
          We have been producing CR-2000 Research Systems within our manufacturing facility since November 1998 and DO-2020 Physician Systems since March 2001. The design, development and integration of all of the components necessary to fabricate and manufacture our products were undertaken on our behalf by SEI as noted above. According to testing performed at TÜV Product Service, Inc., the CR-2000 Research System has been found to be in full compliance with all electromagnetic immunity and emissions requirements, and with the requirements for displaying the CE Mark. The CVProfilor® DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and the System complies with the UL electrical safety standard.
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
          Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota, in compliance with the FDA’s Quality System Regulations, or QSR. Further, the manufacturing facility is operated using a complete quality system approach, which meets international standards and has been certified as being in compliance with the new ISO-13485 standard. Despite having a small production staff, we believe that we can accommodate current requirements and should be able to meet anticipated future needs to manufacture, test, package and ship all products within our in-house facility.
          Competition
          Competition in the medical device industry is intense and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. We compete directly with manufacturers of standard blood pressure cuff devices (called sphygmomanometers), as well as many well-established companies manufacturing more elaborate and complex medical instruments. In addition, we are aware of other companies that are developing products, which provide either a measurement arterial compliance or elasticity or a clinical surrogate for it.

          We are aware of a number of firms that are developing or have developed products that attempt to measure vascular elasticity (sometimes referred to as vascular stiffness) and which may be viewed to a greater or lesser degree as competitive alternatives to our products. These firms include: ARTECH Medical (formerly Colson/Dupont Medical), Pantin, France; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.), based in Sydney, Australia; Colin Medical Instruments Corp., Tokyo, Japan (recently acquired by Omron Healthcare Co. Ltd.); Endothelix, Inc., Houston, Texas; Fukuda Denshi, Tokyo, Japan; Hemonix, Inc., Beverton, Oregon; International Medical Device Partners, or IMDP, Las Vegas, Nevada; Itamar Medical, Ltd., Caesarea, Israel; Meridian Co., Ltd., Seoul, Korea; Micro Medical, Kent, United Kingdom (recently acquired by VIASYS Healthcare Inc.); Novacor, Paris, France; Omron Healthcare, Inc., Bannockburn, Illinois, a subsidiary of Omron Corporation, Kyoto, Japan; Pie Medical Imaging bv, Maastricht, The Netherlands; Pulse Metric, Inc., or PMI, San Diego, California; Specaway Pty. Ltd., St. Pauls, New South Wales, Sydney, Australia; and Vasocor, Inc., Charleston, North Carolina..
          Eight of these companies have products that have been cleared by the FDA.
          AtCor’s Medical Pty Ltd’s, the SphygmoCor System, FDA cleared on February 1, 2002, is indicated for use in those patients where information related to the ascending aortic pressure is desired, but in the opinion of the physician, the risks of an invasive intra-arterial pressure recording procedure are too great. The SphygmoCor System provides a derived ascending aortic blood pressure waveform and a range of central arterial indices.
          Colin Medical Instruments Corp. received FDA clearance on July 9, 2002, for a monitor that is designed to assist in the detection of peripheral vascular diseases. In addition to measuring blood pressure, heart rate, pulse wave and heart sounds, the device is capable of calculating ankle-brachial index and pulse wave velocity. This device is used on adult patients only. Colin Medical Technology, (formerly Colin Medical Instruments Corp), a division of the Carlyle Group, was recently acquired by the Omron Corporation.
          IMDP’s device, the CardioVision MS-2000, requires the purchase of a separate personal computer (and the use of special software), which needs to be connected to the device in order to have a working system. Further, this device only provides an elasticity measurement of the large artery directly under an upper-arm blood pressure cuff.
          Itamar Medical Ltd.’s Endo-PAT 2000, FDA cleared on November 12, 2003, is a non-invasive device intended for use as a diagnostic aid in the detection of coronary artery endothelial dysfunction (positive or negative) using a reactive hyperemia procedure and is not intended to be used as a screening test in the general population.
          Meridian Medical, Inc.’s device, the Digital Pulse Analyzer or DPA, also known as the McPulse, uses an optoelectronic sensor finger probe to observe changes in pressure and heart rate and to provide information on arterial wall stiffness. Meridian Medical, Inc. is the North American distribution office of Meridian Co., Ltd. Located in Seoul, Korea. Meridian received FDA clearance to market the McPulse on February 19, 2003.
          Omron Healthcare, Inc.’s HEM-9000AI analyzes pulse waves derived from the radial artery to produce a measurement of augmentation index, an index that is linked to large artery stiffness, i.e., late stage vascular disease. Omron Healthcare, Inc., the U.S. division of Omron Corporation, Kyoto, Japan, received FDA clearance to market the HEM-900AI on October 28, 2005.
          Pulse Metric, Inc., manufactures the DynaPulse®, a monitor which has only been cleared by the FDA for determining standard blood pressure measurements. However, the device can output blood pressure data to a computer which can then forward the data to PMI’s facilities in San Diego where it is analyzed to determine certain parameters including total or large artery compliance or elasticity. It has been determined that PMI has not been cleared by the FDA to generate these parameters since the FDA does not regulate such centralized computer operations.
          Vasocor, Inc.’s device measures blood pressure values and heart pulse rates based on segmental measurement and provides an indication of arterial compliance. Vasocor, Inc.’s device received FDA clearance on January 23, 2002, however, the company filed for bankruptcy in February 2003.
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
          As a manufacturer of a medical device, we are also subject to certain other FDA regulations, and our manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with these regulations. We believe that our manufacturing and quality control procedures conform to the requirements of FDA regulations. FDA clearances and approvals often include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly controls and prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.
          Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective. All medical devices must meet the Medical Device Directive standards and receive CE Mark certification to be sold in the European Union. CE Mark certification involves a comprehensive quality system audit and review of product data by the notified body in Europe. Both our CVProfilor® MD-3000 and our CR-2000 Research System have been through this assessment and bear the CE Mark (CE 0123). Other countries have similar requirements based on conformance to quality standards consistent with our ISO-13485 certification and/or the FDA’s Quality System Regulations.
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

          Reimbursement
          We anticipate that most revenue affiliated with physician use of the CVProfilor® DO-2020 System will ultimately be derived from insurance coverage and third party payers. The payer marketplace includes commercial insurers, Medicare and other federally funded programs, and “self-pay” plans. Each payer establishes its own coverage and payment policies resulting in a range of payments and coverage decisions. Physician reimbursement is an important aspect in the CVProfilor® DO-2020 System’s success. Without adequate levels of reimbursement, physicians may be reluctant to even try the CVProfilor® DO-2020 System. There is no assurance that adequate third party reimbursement for the CVProfilor® DO-2020 System will be sustainable at present, or in the future.
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
          Patents and Proprietary Technology
          Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eleven issued U.S. patents, six of which expire on March 20, 2018, three of which expire on September 10, 2019, one of which expires on August 1, 2022 and one of which expires on October 23, 2010. As part of an overall strategy to concentrate on protection of key technologies, we have abandoned one patent in Germany, France, Great Britain, and Hong Kong as not being part of our strategic plan, rather than continuing to pay yearly annuity taxes to maintain a patent in these countries.

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
          These twenty-three licensed or assigned patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and/or the non-invasive determination of cardiac output. Included in these patents are six U.S. issued patents relating to the design, configuration and manufacturing of our Sensor, which is a key component of our products. The Sensor is manufactured for us by Apollo Research Corp., or Apollo.
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
          Employees and Consultants
          As of June 30, 2006, we employed 10 full-time employees, 4 of whom are engaged in sales positions and are not based at our corporate headquarters in Eagan, Minnesota. We believe that our employee relations are good.

          From time to time, we may engage consultants to provide various services. We currently engage consultants and independent contractors and have ongoing consultant relationships with several experts including the following:
          • several experts in regulatory affairs and FDA matters; and
          • Jay N. Cohn, M.D., as our Chief Medical Consultant;
          We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.
RISK FACTORS
The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.
Risks Related to Our Business
          We are presently generating only minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2006, we had an accumulated deficit of $25,978,319 attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.
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
          We may need additional capital in the future to continue our business. Until such time as our product generates sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $70,000. We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2006. We do not expect revenue generated by our products to be sufficient to meet our capital needs during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components, depends to a significant degree on our ability to obtain sufficient and timely future financing. As we grow our business and begin to develop new geographical markets for our products, our current monthly burn rate may increase.
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

          Our success is mainly dependent upon a single product, the CVProfilor® DO-2020 System. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any. To date, we have generated only minimal sale or rental revenue from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. We cannot assure you that physicians will use the CVProfilor® DO-2020 System once it is placed in their offices. Because our revenue is based, in part upon a fee charged per-patient-tested, the failure of physicians to use our CVProfilor® DO-2020 System would result in a material adverse effect on our financial results. Moreover, placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. Further, while we charge a fee per-patient-tested for the CVProfilor® DO-2020 System that we believe is competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to raise or lower our fees or alter our pricing or marketing structure in a manner that could have a material and adverse effect on us. In May of 2005, we introduced a rent-to-own program, whereby rental customers (those using the CVProfilor® DO-2020 System on a per-patient-tested basis) could purchase their used equipment at a price lower than the price for purchasing a new System by applying a portion of their collected rental payments toward the buy-down of the used equipment price. The sale of used equipment or conversion of rental customers to owners, while initially strong, has slowed down considerably as new rental customers have not been as interested in converting as previous rental customers and the ability to sell a new customer on purchasing the system outright has proved to be more challenging than originally anticipated.
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
          We have not been successful in growing our sales force. The process of finding qualified sales reps who can convey the clinical and economic value proposition to prospective customers has proved extremely difficult. Additionally, the company has experienced high turnover in its sales force. Our ability to grow our revenues will largely be determined upon the ability of the company to find, hire, train, and retain a competent sales force.
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
          Our thinly traded stock could be under additional pressure as a result of the Chesney settlement. We had appealed the District Court ruling that provided to Chesney, et.al. with approximately $130,000 in cash and 714,286 shares of freely tradeable common stock to the Minnesota Court of Appeals. The Appeals Court ruled against us. The 714,286 shares of our common stock are currently on deposit with the Hennepin County District Court. In the near future, Chesney, et.al. could be in possession of 714,286 shares of our common stock, which represents approximately 57 times the average daily volume. Sales of the 714,286 shares in the open market could severely impact our common stock price of HDII.OB for months to come. Should Chesney decide to liquidate the position more quickly, it could have a more profound impact on the stock price than an orderly liquidation of the block over a six to nine month period.
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
          We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management personnel, particularly our Chief Executive Officer and Chairman, Mark N. Schwartz, our President and Secretary, Greg H. Guettler, and our Customer Service Manager, George T. Welisevich. We do not have key-person life insurance on these key personnel. Our future success will depend on our ability to attract and retain highly qualified personnel. The Schwartz Group (a group of investors represented by Alan Stern, Larry Leitner and Mark N. Schwartz) is in control of the Company and therefore will be able to effect changes in the management and other personnel of the Company. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.
          We have a limited number of personnel and the loss of one or more of them may adversely affect our operations. We currently employ ten employees and engage the services of several consultants. The loss of one or more of our employees, even if they are not key employees, could result in the interruption of our operations and adversely affect our financial condition and results. There is no assurance that we will be able to timely employ replacement personnel or engage the temporary services of consultants in the event that we suffer the loss of one or more of our employees.
          If we are unable to protect our proprietary technology, our business will suffer. Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eleven issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within several other U.S. patents from the Regents of the University of Minnesota. Additionally, there are several issued patents which also describe technology involving our products and which may offer us some further protection. Twenty-three patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, and/or the non-invasive determination of cardiac output.
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
          In order to obtain a CE Mark for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-13485 registered. Further, because both the HDI/PulseWave™ CR-2000 Research System and the CVProfilor® MD-3000 System display the CE mark, they must conform to European Council Directive 93/42/EEC regarding Medical Devices.
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

Other Risks
          We are controlled by the Schwartz Group. We issued shares of Series A Convertible Preferred Stock and common stock to a group of investors represented by Alan Stern, Larry Leitner and Mark N. Schwartz, or the Schwartz Group, in the August 2003 and February 2004 Placements, which resulted in the Schwartz Group (specifically, Mark N. Schwartz pursuant to his irrevocable proxy) beneficially owning approximately 65% of our common stock, in the aggregate, on an as-converted basis as of September 14, 2006. As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we will be prohibited from making certain changes to our capital structure and business practices. Further, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in this Offering, of which the Schwartz Group will likely hold the majority, or without the consent of our Board of Directors, of which the Schwartz Group and its designees constitute the majority. As a result, the Schwartz Group not only exercises substantial control over all matters that would require shareholder approval, including electing directors and approving significant corporate transactions, but also exercises control over our operations. In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. This provision of our Articles of Incorporation and the concentration of ownership following the Offering may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.
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
     Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market. As of September 14, 2006, there were 40,157,106 shares of our common stock issued and outstanding. Of these outstanding shares, 35,250,390 shares are either freely tradeable or eligible for sale under either Rule 144 or Rule 144(k).

          As of September 14, 2006, we have a total of 24,898,291 shares of common stock, which may be issued upon exercise of the following options or warrants:
▪	3,396,842 shares of our common stock purchasable through the exercise of options granted under our 2003 Stock Plan;

▪	365,000 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;

▪	1,103,000 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;

▪	1,138,195 shares of our common stock purchasable through the exercise of other outstanding options and warrants, exercisable at per share exercise prices ranging from $0.25 to $3.39; and

▪	10,768,974 shares of our common stock issuable upon exercise of the Warrants sold in the August 2003 and February 2004 Placements, and 8,126,280 additional shares of our common stock issuable upon conversion of the Series A Convertible Preferred Stock underlying the Warrants.
          We also have 10,454,700 shares of our common stock issuable upon conversion of our 871,225 outstanding shares of Series A Convertible Preferred Stock.
          Moreover, we have registered all the shares of our common stock issuable through our 1995 Long-Term Incentive and Stock Option Plan and 750,000 shares of our common stock issuable through our 1998 Stock Option Plan. We have also registered 287,500 shares purchasable through the exercise of all other outstanding options and warrants.
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

ITEM 2. Description of Property
          On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/Saint Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2003 to October 31, 2006. Effective September 1, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010. The monthly gross rent, including basic operating expenses, is approximately $6,700. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.
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
          In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. We filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, we provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. We filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedes bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of our common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court for the duration of the parties’ appeal process. On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court. The Company has decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and has attempted to negotiate a cash settlement in lieu of payment of 714,286 shares of common stock which would now be required to be registered with the U.S. Securities and Exchange Commission.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II
ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity / Securities
          Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”. Prior to March 21, 2003, our common stock was traded on The Nasdaq SmallCap Market under the ticker symbol “HDII”. As of September 14, 2006, there were: (i) 164 shareholders of record, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) outstanding options or warrants to purchase 6,003,037 shares of our common stock; (iii) 871,225 outstanding shares of Series A Convertible Preferred Stock which is convertible into 10,454,700 shares of our common stock; and (iv) 40,157,106 outstanding shares of our common stock, of which 35,250,390 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144(k).
          The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
	High	Low
Fiscal 2006
First Quarter	$0.32	$0.16
Second Quarter	0.27	0.18
Third Quarter	0.34	0.21
Fourth Quarter	0.37	0.25

Fiscal 2005
First Quarter	$0.25	$0.13
Second Quarter	0.23	0.15
Third Quarter	0.43	0.19
Fourth Quarter	0.26	0.16
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
Recent Sales of Unregistered Securities
          Option Grants
          During the fiscal year ended June 30, 2006, we granted options to purchase up to an aggregate of 380,000 shares of common stock to our employees, pursuant to our various Stock Plans. The options vest immediately, and have exercise prices between $0.17 and $0.25 per share.

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
     Research and Development. For the fiscal year ended June 30, 2006, we incurred research and development costs of $30,314. We did not incur any research and development costs for the fiscal year ended June 30, 2005.
Results of Operations
     As of June 30, 2006, we had an accumulated deficit of $25,978,319, attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of June 30, 2006, we had cash and cash equivalents of $1,722,913. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2006.
Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005
     The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2006 and 2005, respectively:

	Fiscal Year Ended June 30, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$1,789,546	$1,352,486	$418,979	$18,081
Cost of Sales	90,447	2,181	87,796	470

Gross Profit	$1,699,099	$1,350,305	$331,183	$17,611

	Fiscal Year Ended June 30, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$1,182,005	$445,889	$560,377	$175,739
Cost of Sales	184,984	57,262	105,566	22,156

Gross Profit	$997,021	$388,627	$454,811	$153,583

     Total Equipment Sales Revenue for the fiscal year ended June 30, 2006 was $1,352,486, compared to $445,889 for the fiscal year ended June 30, 2005, a 203% increase. We use the “per-patient-tested” rental model primarily to stimulate trial of the DO-2020 and provide a financial incentive for a renter to convert to a sale by crediting 50% of rental payments for the first three months of rental toward the purchase price of the DO-2020. This results in an increase in equipment sales revenue. Revenue relating to international equipment sales was $261,611 for the fiscal year ended June 30, 2006 and $71,375 for the fiscal year ended June 30, 2005, a 267% increase. This increase was largely due to a $135,000 order in December 2005 from our Chinese distributor.
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
     For the fiscal year ended June 30, 2006, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $418,979, compared to $560,377 for the fiscal year ended June 30, 2005, a 25% decrease. As we use the rental model primarily as a means of generating trial with a hopeful move to a sale, renters will not, in the majority of cases, remain in the rental mode as long as previous. This will result in lower rental revenues.
     For the fiscal year ended June 30, 2006, Service/Contract Income was $18,081, compared to $175,739 for the fiscal year ended June 30, 2005, a 90% decrease. None of the $18,081 amount and $154,500 of the $175,739 amount represent contract income pertaining to an agreement with a pharmaceutical company to attend certain hypertension and cardiology meetings in both the U.S. and internationally. This agreement expired in December

2004 and was not renewed, which accounted for the decline in this component of Service/Contract Income from $154,500 in fiscal year 2005 to zero in fiscal year 2006, representing a 86% decline or $154,500. Under this agreement, we provided our CardioVascular Profiling Systems and certain employees who tested visitors to the pharmaceutical company’s exhibition booth.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of June 30, 2006, the Inventory Reserve Allowance balance is $665,505. The following table shows the effect of this adjustment for the periods indicated:

	Fiscal Year Ended June 30
	2006	2005
Cost of Sales	$188,936	$270,990
Inventory Reserve Adjustment	(98,489)	(86,006)

Cost of Sales, as reported	$90,447	$184,984

     Total selling, general and administrative expenses for the fiscal year ended June 30, 2006 were $3,018,624 compared to $2,484,606 for the fiscal year ended June 30, 2005, a 21% increase. The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30,
	2006	2005
Wages, related expenses and benefits	$1,093,018	$727,319
Patents and related expenses	3,177	6,057
Outside consultants	180,182	362,568
Rent (building/equipment) and utilities	100,846	97,128
Insurance-general and directors/officers liability	61,841	76,177
Selling, marketing and promotion, including applicable wages	1,060,564	771,391
Legal and audit/accounting fees	168,585	221,682
Royalties	53,129	30,188
Depreciation and amortization	34,511	57,633
Research and development	30,314	—
Accelerated vesting of stock options	24,025	—
Other-general and administrative	208,432	134,463

Total selling, general and administrative expenses	$3,018,624	$2,484,606

     Wages, related expenses and benefits increased from $727,319 to $1,093,018 for the fiscal years ended June 30, 2005 and June 30, 2006, respectively, a 50% increase. Included in the $1,093,018 expense amount for the fiscal year ended June 30, 2006 is an accrued compensation non-cash charge of $395,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. Included in the $727,319 expense amount for the fiscal year ended June 30, 2005 is an accrued compensation non-cash charge of $127,500 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
     Outside consultants expense decreased from $362,568 for the fiscal year ended June 30, 2005 to $180,182 for the fiscal year ended June 30, 2006, a 50% decrease. Included in the $180,182 expense amount for the fiscal year ended June 30, 2006 is $80,175 that relates to services provided by outside service consultants in support of the

Company’s quality systems pertaining to manufacturing, certification and marketing of its medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions.
     Selling, marketing and promotion expense increased from $771,391 for the fiscal year ended June 30, 2005 to $1,060,564 for the fiscal year ended June 30, 2006, a 37% increase. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.
     Legal and audit/accounting fees decreased from $221,682 to $168,585 for the fiscal years ended June 30, 2005 and 2006, respectively, a 24% decrease. This decrease was a result of lower legal fees associated with the Chesney matter.
     Interest income was $46,783 and $32,357 for the fiscal years ended June 30, 2006 and 2005, respectively.
     Net loss was $1,272,742 and $1,455,228 for the fiscal years ended June 30, 2006 and 2005, respectively. For the fiscal year ended June 30, 2006, basic and diluted net loss per share was $(.04), based on weighted average shares outstanding of 35,219,474. For the fiscal year ended June 30, 2005, basic and diluted net loss per share was $(.05), based on weighted average shares outstanding of 28,505,982.
Liquidity and Capital Resources
     Cash and cash equivalents had a net increase of $197,048 and $147,572 for the years ended June 30, 2006 and June 30, 2005, respectively. The significant elements of these changes were as follows:

		Fiscal Year Ended June 30
		2006		2005
Net cash used in operating activities:
—	net loss, as adjusted for non-cash items (expenses associated with depreciation, amortization, stock options)		$(998,486)		$(1,262,715)

— (increase) decrease in accounts receivable:			(85,068)	(A)	115,118
– (A)	One of our contract income customers as of June 30, 2004 did not renew their agreement during fiscal year 2005. This customer had a $107,000 accounts receivable balance at June 30, 2004 and a $-0- balance at June 30, 2005.

— (increase) in inventory:			(12,685)	(B)	(97,454)
– (B)	In September 2004, we purchased 300 units of a certain inventory part from one vendor amounting to $161,192.

— increase in accrued payroll and payroll taxes:		(C)	343,670	(C)	338,567
– (C)	$127,500 of the $338,567 and $267,750 of the $343,670 amounts, respectively, relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.

		Fiscal Year Ended June 30
		2006		2005
Net cash provided by financing activities:
— issuance of preferred stock and common stock:		(D)	973,976	(E)	1,030,101
– (D)	$973,976 of this amount pertains to the exercise by holders of warrants to purchase preferred stock and common stock.

– (E)	$1,014,021 of this amount pertains to the exercise by holders of warrants to purchase preferred stock and common stock.
     We have incurred operating losses and have not generated positive cash flow from operations. As of June 30, 2006, we had an accumulated deficit of $25,978,319.
     As of June 30, 2006, we had cash and cash equivalents of $1,722,913 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2006.
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
     We have historically obtained working capital from the issuance of our securities. On August 28, 2003, we completed the private placement offering (the “August Placement”) of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering (the “February Placement”) of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. In March and April 2005, we issued 2,756,534 shares of common stock and 173,341 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $822,227. During the period January through June 2006, we issued 2,807,549 shares of common stock and 155,163 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $973,976.
          In December 2004, FASB issued SFAS No. 123 (revised 2004) (“123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the first quarter of fiscal year 2007, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.
          The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The impact of FIN No. 48 has not been determined at this time.

ITEM 7. Financial Statements
Financial Statements
Hypertension Diagnostics, Inc.
Years Ended June 30, 2006 and 2005

Hypertension Diagnostics, Inc.
Financial Statements
Years Ended June 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.
     We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
August 17, 2006

Hypertension Diagnostics, Inc.
Balance Sheets

	June 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,722,913	$1,525,865
Accounts receivable	177,660	92,592
Inventory	334,963	322,278
Prepaids and other current assets	21,854	22,012

Total Current Assets	2,257,390	1,962,747

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,193,807	1,272,763
Less accumulated depreciation and amortization	(1,128,980)	(1,065,376)

	82,029	224,589

Other Assets	6,530	6,530

Total Assets	$2,345,949	$2,193,866

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,895	$85,958
Accrued payroll and payroll taxes	398,101	459,431
Deferred revenue	12,454	5,255
Other accrued expenses	19,631	24,027

Total Current Liabilities	489,081	574,671

Deferred Revenue, less current portion	16,454	15,658

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—871,225 and 915,411 at June 30, 2006 and 2005, respectively; each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $2,391,218 and $2,114,515 at June 30, 2006 and 2005, respectively)	8,712	9,154
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares— 40,157,106 and 32,743,083 at June 30, 2006 and 2005, respectively	401,571	327,431
Additional paid-in capital	27,408,450	25,972,529
Accumulated deficit	(25,978,319)	(24,705,577)

Total Shareholders’ Equity	1,840,414	1,603,537

Total Liabilities and Shareholders’ Equity	$2,345,949	$2,193,866

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations

	Year Ended June 30,
	2006	2005
Revenue:
Equipment sales	$1,352,486	$445,889
Equipment rental	418,979	560,377
Service/contract income	18,081	175,739

	1,789,546	1,182,005
Cost of Sales	90,447	184,984

Gross Profit	1,699,099	997,021

Expenses:
Selling, general and administrative	3,018,624	2,484,606

Total Expenses	3,018,624	2,484,606

Operating Loss	(1,319,525)	(1,487,585)

Other Income:
Interest income	46,783	32,357

	46,783	32,357

Net Loss	$(1,272,742)	$(1,455,228)

Basic and Diluted Net Loss per Share	$(.04)	$(.05)
Weighted Average Shares Outstanding	35,219,474	28,505,982
See accompanying notes.

Hypertension Diagnostics, Inc.
Statement of Shareholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2004	803,484	$8,035	26,449,378	$264,494	$24,585,206	$(23,250,349)	$1,607,386
Value of stock options and Common Stock issued in lieu of cash	—	—	1,600,000	16,000	405,278	—	421,278
Conversion of Preferred Stock into Common Stock	(101,847)	(1,019)	1,222,164	12,222	(11,203)	—	—
Warrants exercised	213,774	2,138	3,399,541	33,995	977,888	—	1,014,021
Stock options exercised	—	—	72,000	720	15,360	—	16,080
Net loss	—	—	—	—	—	(1,455,228)	(1,455,228)

Balance at June 30, 2005	915,411	9,154	32,743,083	327,431	25,972,529	(24,705,577)	1,603,537
Value of Common Stock issued in lieu of cash	—	—	2,214,286	22,143	489,475	—	511,618
Conversion of Preferred Stock into Common Stock	(199,349)	(1,994)	2,392,188	23,922	(21,928)	—	—
Warrants exercised	155,163	1,552	2,807,549	28,075	944,349	—	973,976
Accelerated vesting of outstanding stock options	—	—	—	—	24,025	—	24,025
Net loss	—	—	—	—	—	(1,272,742)	(1,272,742)

Balance at June 30, 2006	871,225	$8,712	40,157,106	$401,571	$27,408,450	$(25,978,319)	$1,840,414

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	Year Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(1,272,742)	$(1,455,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Value of stock options, Common Stock and warrants issued in lieu of cash	292,500	21,278
Depreciation	122,307	163,199
Net book value of sale of property and equipment	21,306	8,036
Accelerated vesting of outstanding stock options	24,025	—
Change in operating assets and liabilities:
Accounts receivable	(85,068)	115,118
Interest receivable	—	8,920
Inventory	(12,685)	(97,454)
Prepaids and other assets	158	33,485
Accounts payable	(27,063)	1,156
Accrued payroll and payroll taxes	157,788	338,567
Deferred revenue	7,995	16,113
Other accrued expenses	(4,396)	(2,027)

Net cash used in operating activities	(775,875)	(848,837)

Investing Activities:
Purchase of property and equipment	(1,053)	(33,692)

Net cash used in investing activities	(1,053)	(33,692)

Financing Activities:
Issuance of Preferred Stock and Common Stock	973,976	1,030,101

Net cash provided by financing activities	973,976	1,030,101

Net increase in cash and cash equivalents	197,048	147,572
Cash and cash equivalents at beginning of period	1,525,865	1,378,293

Cash and cash equivalents at end of period	$1,722,913	$1,525,865

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of accrued payroll into Common Stock	$420,000	$400,000
Value of stock issued for accrued lawsuit	$91,618	$—
See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
1. Organization and Significant Accounting Policies
Description of Business
     Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.
Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2006 and 2005, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized. The Company maintains cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.
Accounts Receivable
     The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2006 and 2005.
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
Fair Value of Financial Instruments
     The Company’s financial instruments are recorded on its balance sheet. The carrying amounts for cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments.
Impairment of Long-Lived Assets
     The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. To date, no such losses have been recognized.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
1. Organization and Significant Accounting Policies (Continued)
Shipping and Handling Costs
     The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales. The Company records costs related to shipping and handling in cost of sales.
Legal Costs
     The Company expenses legal costs related to lawsuits as incurred.
Revenue Recognition
     Equipment Sales Revenue is recognized at the time of shipment to a customer or distributor. Shipment occurs only after receipt of a valid purchase order. Payments from customers and distributors are either received in advance of shipment or within a short time frame after shipment. In the case of sales to distributors, such payment is not contingent upon resale of the product to end users. Shipping and handling costs are included as cost of equipment sales. At the time of shipment, all of the criteria for recognition set forth in Staff Accounting Bulletin (SAB) No. 104 have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.
     Equipment Rental Revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized when collection is probable, which is currently upon cash receipt.
     In the case of either a sale or rental of the Company’s product, there are no post-shipment obligations which affect the timing of revenue recognition. Neither customers nor distributors have a right to return or exchange product. Warranty repairs on all of the above are handled on a repair or replacement basis, at the Company’s discretion. Further, there is no installation of the product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, the Company believes its revenue recognition policy is appropriate and in accordance with SAB No. 104.
Research and Development Costs
     All research and development costs are charged to expense as incurred. The Company incurred $30,314 in research and development costs for the fiscal year ended June 30, 2006. There were no research and development costs incurred in the fiscal year ended June 30, 2005.
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
1. Organization and Significant Accounting Policies (Continued)
issuable upon the exercise of stock options, warrants, or the conversion of preferred stock. However, since the Company reported losses for all periods presented, all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.
Stock-Based Compensation
     The Company accounts for stock-based transactions under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB Opinion No. 25 (as interpreted by FIN 44) for measurement and recognition of stock-based transactions with employees and non-employee directors. Because stock options have been granted at exercise prices at least equal to the fair market value of the stock at grant date, no compensation cost has been recognized for stock options issued to employees and non-employee directors under the stock option plans, unless the options were modified after the grant date. Stock-based transactions with non-employees are accounted for in accordance with SFAS No. 123 and related interpretations.
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
     In order to reward employees and board members for their outstanding service over a term of many years, in November 2005, the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under the 1995, 1998 and 2003 Stock Option Plans. This action resulted in the exercisability of all outstanding options being accelerated and fully vested. At the date of the acceleration of the vesting, since the exercise price(s) of some of the outstanding options were less than the market price of the common stock (“in the money” options), compensation expense in the amount of $24,025 was recorded under the intrinsic value method. This acceleration resulted in an additional $208,427 of net compensation expense being included in the following tables for the year ended June 30, 2006. If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
1. Organization and Significant Accounting Policies (Continued)

	Year Ended June 30
	2006	2005
Net Loss:
As Reported	$(1,272,742)	$(1,455,228)
Fair value compensation expense	(304,245)	(338,453)

Pro forma	$(1,576,987)	$(1,793,681)

Basic and Diluted Net Loss per Share:
As Reported	$(0.04)	$(0.05)
Fair value compensation expense	(0.01)	(0.01)

Pro forma	$(0.05)	$(0.06)

Stock Based Compensation:
As Reported	$24,025	$—
Fair value compensation expense	(328,270)	(338,453)

Pro forma	$(304,245)	$(338,453)

     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options granted during fiscal year 2006 and fiscal year 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2006	4.25% - 4.50%	None	5 years	1.120
June 30, 2005	3.75%	None	5 years	1.060 - 1.120
     In December 2004, FASB issued SFAS No. 123 (revised 2004) (“123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the first quarter of fiscal year 2007, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.
     The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The impact of FIN No. 48 has not been determined at this time.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
2. Income Taxes
     Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2006	2005
Tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0

Effective income tax rate	—%	—%

     At June 30, 2006, the Company has net operating loss carry forwards totaling approximately $20,792,000 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

2010	$548,000
2011	364,000
2012	772,000
2013	1,109,000
2019	2,124,000
2020	3,253,000
2021	2,132,000
2022	3,607,000
2023	3,223,000
2024	1,764,000
2025	1,042,000
2026	854,000

$20,792,000

     No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.
     Components of deferred tax assets are as follows:

	June 30
	2006	2005
Loss carry forwards	$8,050,798	$7,669,403
Inventory Reserve	266,202	305,597
Less valuation allowance	(8,317,000)	(7,975,000)

Net deferred tax assets	$—	$—

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
3. Shareholders’ Equity
     Description of Series A Preferred Stock
     On August 28, 2003, the Company designated 4,177,275 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) pursuant to a Certificate of Designation, Preferences and Rights with respect to the Series A Preferred Stock (the “Certificate of Designation”). Each share of the Series A Preferred Stock is initially convertible into twelve (12) shares of the Company’s common stock, subject to adjustment as provided in the Certificate of Designation for customary anti-dilution adjustments and issuances below the conversion price in effect, initially $0.14 per share. The Series A Preferred Stock is convertible into shares of the Company’s common stock at any time. Further, the Series A Preferred Stock will automatically be converted into the Company’s common stock upon sale of all or substantially all of the Company’s assets, a consolidation or merger. Each share of the Series A Preferred Stock shall entitle its holder to vote on all matters voted on by holders of the Company’s common stock on an as-if converted basis.
     In addition, so long as any shares of the Series A Preferred Stock are outstanding, the Company may not, without the approval of the majority of the holders of the Series A Preferred Stock then outstanding, take certain corporate actions, as described in the Certificate of Designation. Upon any liquidation, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets a liquidation preference equal to an internal rate of return on the adjusted stated value of the Series A Preferred Stock equal to 20%. Any assets remaining after this initial distribution shall be distributed to the holders of the Company’s common stock and the Series A Preferred Stock on an as-if converted basis.
     Stock Options and Common Stock Issued in Lieu of Cash
     On August 28, 2003, the Company entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company granted 100,000 shares of its common stock to its CEO for every month of employment for the period September 2003 through December 2004. In accordance with this agreement, on March 31, 2005, the Company issued 1,600,000 shares of its common stock to its CEO. The fair market value of the shares at that date was $400,000.
     On January 13, 2005, the Company entered into an another employment agreement with its CEO whereby the Company agreed to grant 125,000 shares of its common stock to its CEO for every month of employment for the period January 1, 2005 through December 31, 2005. Accordingly, the Company has accrued a compensation liability of $127,500 at June 30, 2005, which is the fair market value of 750,000 shares relating to this provision. In accordance with this agreement, on March 31, 2006, the Company issued 1,500,000 shares of its common stock to its CEO for the calendar year 2005 period. The fair market value of the shares at that date was $420,000.
     On June 5, 2006, the Company entered into another employment agreement for the period January 1, 2006 through December 31, 2006, whereby it will accrue 175,000 phantom shares of its common stock per month payable to its CEO. A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined). Accordingly, the Company has accrued a compensation liability of $267,750 at June 30, 2006, which is the fair market value of 1,050,000 shares relating to this provision.
     During the fiscal year ended June 30, 2005, the Company entered into various consulting agreements with different individuals. All of these agreements related to providing services to the Company regarding the development of the market for the Company’s CVProfilor® DO-2020 CardioVascular Profiling System. In consideration for the consulting services, the Company agreed to pay certain consulting fees and granted certain stock options. The fair value of the options granted was determined utilizing the Black-Scholes pricing model and the total fair value was amortized / expensed in accordance with the term of each consulting agreement. The total amount expensed regarding these consulting agreements during the fiscal years ended June 30, 2006 and 2005 was $0 and $21,278, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
3. Shareholders’ Equity (Continued)
     In connection with certain litigation (see Note 12), in December 2005, the Company issued a stock certificate for 714,286 shares of the Company’s common stock to the Hennepin County Court Administrator. The fair market value of the shares at that date was $91,618.
     Conversion of Preferred Stock into Common Stock
     During the fiscal years ended June 30, 2006 and 2005, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. An aggregate o 199,349 shares of Series A Convertible Preferred Stock were converted into an aggregate of 2,392,188 shares of common stock for the fiscal year ended June 30, 2006 and an aggregate of 101,847 shares of Series A Convertible Preferred Stock were converted into an aggregate of 1,222,164 shares of common stock for the fiscal year ended June 30, 2005.
     Exercise of Warrants and Options
     The following is a summary of preferred stock and common stock purchase warrants that were exercised:

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
FISCAL YEAR ENDED JUNE 30, 2006

August 28, 2003 Placement Warrant B (Preferred — $2.64/share; Common — $0.22/share)	116,956	$308,757	1,859,927	$409,180

February 9, 2004 Placement Warrant A (Preferred — $2.04/share; Common — $0.17/share)	38,207	77,942	607,611	103,294

Publicly Traded Warrants Redeemable Class B Warrants (Common — $0.22/share)	N/A	N/A	340,011	74,803

TOTAL	155,163	$386,699	2,807,549	$587,277

FISCAL YEAR ENDED JUNE 30, 2005

August 28, 2003 Placement Warrant A (Preferred — $2.04/share; Common — $0.17/share)	152,710	$311,528	2,428,564	$412,856

February 9, 2004 Placement Warrant A (Preferred — $2.04/share; Common — $0.17/share)	61,064	124,571	970,977	165,066

TOTAL	213,774	$436,099	3,399,541	$577,922

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
3. Shareholders’ Equity (Continued)
     During the fiscal year ended June 30, 2005, certain stock options totaling 72,000 shares of common stock were exercised resulting in total proceeds to the Company of $16,080.
     The following is a summary of the outstanding stock purchase warrants as of June 30, 2006:

	Warrant A		Warrant B		Warrant C
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$.17	$2.64	$.22	$3.60	$.30
August 2003 Placement	585,980	9,318,866	468,797	7,455,114	410,198	6,523,233

Exercised during fiscal 2004	(99,391)	(1,580,623)	—	—	—	—
Exercised during fiscal 2005	(152,710)	(2,428,564)	—	—	—	—
Expired during fiscal 2005	(333,879)	(5,309,679)	—	—	—	—

Outstanding Balance, June 30, 2005	—	—	468,797	7,455,114	410,198	6,523,233

Exercised during fiscal 2006	—	—	(116,956)	(1,859,927)	—	—
Expired during fiscal 2006	—	—	(262,031)	(4,167,016)	—	—

Outstanding Balance, June 30, 2006	—	—	89,810	1,428,171	410,198	6,523,233

Expiration Date	—	—	12/15/06	12/15/06	8/28/08	8/28/08

February 2004 Placement	118,113	1,878,365	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2005	(61,064)	(970,977)	—	—	—	—
Expired during fiscal 2005	(18,842)	(299,777)	—	—	—	—

Outstanding Balance, June 30, 2005	38,207	607,611	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2006	(38,207)	(607,611)	—	—	—	—
Expired during fiscal 2006	—	—	—	—	—	—

Outstanding Balance, June 30, 2006	—	—	94,496	1,502,702	82,686	1,314,868

Expiration Date	—	—	12/15/06	12/15/06	2/9/09	2/9/09

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
4. Stock Options and Warrants
During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan (“the 1995 Option Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, directors, officers, consultants and advisors of the Company. The maximum number of shares reserved under the Plan is 400,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 1995 Option Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting common stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. At September 22, 2005, the 1995 Option Plan terminated, at which time there were 2,500 shares available for grant.
     A summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2004	29,000	346,000	$2.04
Granted	(287,000)	287,000	0.16
Exercised	—	—	—
Canceled/forfeited	260,500	(260,500)	2.06

Balance at June 30, 2005	2,500	372,500	0.58
Granted	—	—	—
Exercised	—	—	—
Canceled/forfeited	(2,500)	(7,500)	2.20

Balance at June 30, 2006	—	365,000	0.54

At June 30, 2006, there were 365,000 options outstanding having exercise prices between $0.15 and $2.20 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of 6.70 years. The number of options exercisable as of June 30, 2006 and 2005 were 365,000 and 354,200, respectively, at weighted average exercise prices of $0.54 and $0.59 per share, respectively. The weighted average fair value of options granted under the 1995 Option Plan during the year ended June 30, 2005 was $0.13 per share.
     On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company, up to a maximum of 750,000 shares. Stock options may be either qualified or nonqualified for income tax purposes. On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000. Under the terms of the 1998 Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting common stock must be granted at an exercise price not less than 110% of the fair

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
4. Stock Options and Warrants (Continued)
market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The 1998 Option Plan is administered in a similar manner to the 1995 Option Plan.
     A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2004	34,620	1,141,380	$1.84
Granted	(202,572)	202,572	0.17
Exercised	—	(72,000)	0.22
Canceled/forfeited	168,952	(168,952)	3.59

Balance at June 30, 2005	1,000	1,103,000	1.37
Granted	(45,000)	45,000	0.25
Exercised	—	—	—
Canceled/forfeited	45,000	(45,000)	0.17

Balance at June 30, 2006	1,000	1,103,000	1.37

     At June 30, 2006, there were 1,103,000 options outstanding having exercise prices between $0.165 and $6.12 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of 5.93 years. The number of options exercisable as of June 30, 2006 and 2005 were 1,103,000 and 1,028,000, respectively, at weighted average exercise prices of $1.37 and $1.45 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the years ended June 30, 2006 and 2005 was $0.20 and $0.13 per share, respectively.
     On October 31, 2003, the Board of Directors approved the 2003 Stock Plan (the “2003 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company. On November 10, 2005, the Board of Directors approved the following amendments to the 2003 Option Plan: 1) changed the definition of the term “Stock” to exclude Series A Convertible Preferred Stock; 2) changed the Shares Reserved for Issuance to exclude six million (6,000,000) shares of Series A Convertible Preferred Stock; and 3) eliminated the annual automatic grant of stock options to non-employee directors. Stock options granted may be either qualified or nonqualified for income tax purposes. Up to a maximum of 4,000,000 shares of common stock may be issued under the 2003 Option Plan. Under the terms of the 2003 Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. The 2003 Option Plan is administered in a similar manner to the 1995 and 1998 Option Plans.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
4. Stock Options and Warrants (Continued)
     A summary of outstanding options under the 2003 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2004	1,586,500	2,413,500	$0.21
Granted	(1,298,728)	1,298,728	0.16
Exercised	—	—	—
Canceled/forfeited	135,000	(135,000)	0.19

Balance at June 30, 2005	422,772	3,577,228	0.19
Granted	(380,000)	380,000	0.20
Exercised	—	—	—
Canceled/forfeited	560,386	(560,386)	0.20

Balance at June 30, 2006	603,158	3,396,842	0.19

     At June 30, 2006, there were 3,396,842 options outstanding having exercise prices between $0.15 and $0.35 that had been granted under the 2003 Option Plan. The outstanding options had a weighted average remaining contractual life of 7.79 years. The number of options exercisable as of June 30, 2006 and 2005 were 3,396,842 and 1,400,227, respectively, at weighted average exercise prices of $0.19 and $0.19 per share, respectively. The weighted average fair value of options granted under the 2003 Option Plan during the year ended June 30, 2006 and 2005 was $0.16 and $0.13 per share, respectively.
     On November 10, 2005, the Board of Directors approved the 2005 Stock Plan (the “2005 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company. Stock options granted will be nonqualified for income tax purposes. Up to a maximum of 6,000,000 shares of common stock may be issued under the 2005 Option Plan. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The 2005 Option Plan is administered in a similar manner to the 1995, 1998 and 2003 Option Plans. There were no 2005 Option Plan options granted during the year ended June 30, 2006.
     At June 30, 2006, the Company had also granted a total of 37,500 options outside the 1995 Option Plan, the 1998 Option Plan, the 2003 Option Plan and the 2005 Option Plan. These options have exercise prices between $2.00 and $3.70 and a weighted average remaining contractual life of 3.52 years. These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. Of the 37,500 options granted, 12,500 were granted July 1, 1997 to a certain officer of the Company, under which no compensation cost was recognized. The remainder, 25,000 options, were granted for consulting services provided to the Company. The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided. The number of non-Plan options exercisable at June 30, 2006 and 2005 were 37,500 and 1,046,257, respectively, at weighted average exercise prices of $3.13 and $1.77, respectively. There were no non-Plan options granted during the years ended June 30, 2006 and 2005, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
4. Stock Options and Warrants (Continued)
     During fiscal year 2002, the Company issued a total of 670,000 warrants, of which 250,000 remain outstanding at June 30, 2006. During fiscal year 2003, the Company issued a total of 100,000 warrants which expired in December 2005. During fiscal year 2004, the Company issued a total of 850,695 warrants which remain outstanding at June 30, 2006. All of the above outstanding warrants have exercise prices between $.25 and $3.39 and expire as follows: March 2007 – 250,000; August 2008 – 850,695.
5. License Agreement
     In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred. Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists. Royalties expense was $53,129 and $30,188 in fiscal years 2006 and 2005, respectively.
6. Employee Benefit Plan
     The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan requires mandatory contributions by the Company. The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral, not to exceed 3% of employee’s compensation. The matching contributions expense amounted to $28,852 and $18,970 in fiscal years 2006 and 2005, respectively.
7. Commitments
     Subsequent to June 30, 1997, the Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months from November 1, 2003 to October 31, 2006. Effective August 11, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010. Rent expense was $90,042 and $87,195 in fiscal years 2006 and 2005, respectively.
     The following is a schedule of future minimum lease payments due as of June 30, 2006:

Year ending June 30:
2007	$80,867
2008	77,733
2009	76,046
2010	78,825
2011	26,584

$340,055

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
8. Significant Customers and Credit Risk
     Revenue from the Company’s products is concentrated among specific customers in the same industry. The Company generally does not require collateral.
     Customers that accounted for more than 10% of total revenue are as follows:

	Year Ended June 30
	2006	2005
Customer A	0%	13.1%
9. Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter
June 30, 2006:
Revenue	$381	$541	$572	$296
Gross Profit	348	511	546	294
Net (Loss)	(337)	(284)	(276)	(376)
Basic and Diluted
Net (Loss) per Share	(.01)	(.01)	(.01)	(.01)

June 30, 2005:
Revenue	$254	$292	$215	$421
Gross Profit	206	240	188	363
Net (Loss)	(434)	(440)	(356)	(225)
Basic and Diluted
Net (Loss) per Share	(.01)	(.02)	(.01)	(.01)
10. Litigation
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2006 and 2005
10. Litigation (Continued)
the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgement pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedes bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court shall remain on deposit with the Court for the duration of the parties’ appeal process. On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court. The Company has decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and has attempted to negotiate a cash settlement in lieu of payment of 714,286 shares of common stock which would now be required to be registered with the U.S. Securities and Exchange Commission. As of June 30, 2005, $230,000 had been accrued as accrued payroll regarding this matter. As of June 30, 2006, there is no amount accrued regarding this matter.
     The Company is involved in various other legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 8A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer, Mark N. Schwartz, and Manager of Finance and Accounting, Kellie D. Nelsen, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were not operating effectively with respect to the matters referred to in paragraph (b) below, but were otherwise effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting
     During the course of their audit of our financial statements for June 30, 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the Audit Committee that our internal controls had allowed an error in revenue recognition and inventory. The revenue recognition error had two pieces. One caused an increase in revenue of approximately $24,000, the other caused a decrease in revenue of approximately $24,500 for the year ended June 30, 2006. The inventory error caused a reduction in cost of sales of approximately $25,000. As a result of this experience, we revised our procedures regarding revenue recognition and inventory control. They also noted potential issues regarding a lack of segregation of duties. We have determined the benefit related to correcting these issues is not cost effective for us.
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
     We intend to diligently pursue implementation and compliance with Section 404 requirements. We do not believe it is in our shareholders’ best interests to incur unnecessary outsized costs in this effort, as we have an existing system of centralized review and controls. Consequently, we will make every effort to comply with Section 404 requirements, but also will attempt to minimize the expense of this effort. As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding our best efforts, we may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by our independent accountants.

PART III
ITEM 9. Directors and Executive Officers of the Registrant
     Our Articles of Incorporation and Bylaws provide that the Board of Directors is classified into three classes, Class I, II and III, with the members of each class to serve (after an initial transition period) for a staggered term of three years. As the term of each class expires, the directors (or their successors) in that class will be elected for an additional term of three years. As Class III directors, the terms of Mr. Brimmer and Dr. Cohn expire after fiscal year 2007. Mr. Schwartz was designated as a Class III director with a term expiring after fiscal year 2007. Mr. Guettler and Dr. Gerber were designated as Class II directors with terms expiring after fiscal year 2006. Messrs. Leitner and Stern were each designated as a Class I director with terms expiring after fiscal year 2008.

Name	Age	Position	Director Since
Larry Leitner (1) (2)	53	Director	2003
Alan Stern (2)	51	Director	2003
Steven Gerber, M.D. (1)	52	Director	2003
Greg H. Guettler	52	President, Secretary and Director	1997
Mark N. Schwartz	50	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	51	Director	1995
Jay N. Cohn, M.D.	76	Director	1988
James S. Murphy (3)	62	Senior Vice President, Finance and Administration and Chief Financial Officer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Effective June 30, 2006, Mr. Murphy resigned from the Company. Effective July 1, 2006, his duties and responsibilities have been transitioned to Kellie D. Nelsen, Manager of Finance and Accounting. Ms. Nelsen will serve as principal financial officer and principal accounting officer for the Company.
     Larry Leitner – Mr. Leitner is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds, and grains, supplying the snack food, health, food, bakery and bird food industries in North America and Europe. Since March 2001, Mr. Leitner has also been a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Science degree from North Dakota State University.
     Alan Stern – Mr. Stern is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty Commodities, Inc. is one of the largest importers and distributors of nuts, dried fruits, seeds and grains, supplying the snack food, health food, bakery and bird food industries in the North America and Europe. Since March 2001, Mr. Stern has also been a partner in Suntree, LLC, a California manufacturer, roaster and packager of nuts and dried fruits established in 1996, supplying major supermarkets and club stores in the United States. He received his Bachelor of Arts degree from the City of London School of Business Studies (City University).
     Steven Gerber, M.D. – Since January 2004, Dr. Gerber has served as Managing Director and Director of Research for Wedbush Morgan Securities. From 1997 to 2002, he was Managing Director and Head of Healthcare Research for CIBC World Markets. Dr. Gerber received an MBA from UCLA, an M.D. from Tufts University and a B.A. from Brandeis University. He is also a diplomate of the American Boards of Internal Medicine and Cardiovascular Disease. Dr. Gerber is a member of the Board of Overseers of Tufts University School of Medicine, and a medical expert for the Social Security Administration. He serves on the Boards of Directors of HemaCare Corporation, a publicly-held blood services company, Conor Medsystems, Inc., a publicly-held medical devices company and Immusol, Inc., a privately-held biotechnology company.
     Greg H. Guettler – Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 25 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, from May 1983 to September 1997, Mr. Guettler was a senior manager at Universal Hospital Services, Inc., or UHS, a nationwide provider of medical devices and “per-use” device management services to the health care industry. During his 14 years at UHS, Mr. Guettler held positions as Director of National and Strategic Accounts where he led a national accounts sales team, as Director of Alternate Care and Specialty Product Promotions where he was responsible for the development of UHS’s alternate care business unit and the nationwide distribution of new medical products, and as Marketing Manager where he was responsible for company-wide marketing and planning. Additionally, Mr. Guettler has held territory, sales, sales management, product management, marketing and business development positions for the American Red Cross Blood Services. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).
     Mark N. Schwartz – Mr. Schwartz has been our Chief Executive Officer and Chairman of our Board since September 2003. From November 1999 to August 2003, Mr. Schwartz was Chief Financial Officer and served on the Board of Directors of DDD Group plc, a digital media company focused on developing 3D technology for the corporate and consumer markets, which is publicly traded on the London Stock Exchange’s Alternative Investment Market, or AIM. While at DDD, Mr. Schwartz was responsible for arranging the listing and initial public offering of DDD on AIM. Previously, he founded and was Chief Financial Officer of Bodega Latina Corporation, a Latino oriented grocery retailer operating warehouse supermarkets in the Los Angeles area with sales of approximately $200 million. From 1982 to 1985, Mr. Schwartz was an investment banker at Credit Suisse First Boston and Donaldson Lufkin & Jenrette, where he secured, structured and negotiated the first round of institutional financing for Starbucks Coffee and also served on their Board of Directors. He received a Bachelor of Arts degree in economics and political science from Claremont McKenna College and a Masters of Business Administration degree with honors from Harvard Business School.
     Kenneth W. Brimmer – Mr. Brimmer was elected to our Board of Directors in November 1995, and served as the Chairman of our Board from June 5, 2000 to August 28, 2003. Since 1998, Mr. Brimmer has served as a director, and since February 2000 has served as the Chairman of the Board of Directors, of STEN Corporation, a publicly-traded, diversified business and as the CEO of the company since October 2003. Since December 2001, Mr. Brimmer has also served as Chief Manager of Brimmer Company, LLC. From April 2002 until June 2003, he served as Chairman and Director of Active IQ Technologies, Inc. and was Chief Executive Officer from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer of Rainforest Café from its inception during 1995 until April 2000. Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997. Mr. Brimmer currently serves as a member of the Board of Directors of New York Stock Exchange listed Landry’s Restaurants, Inc. Mr. Brimmer is a member of the Board of Directors of Vioquest Pharmaceuticals, Inc. and Entrx Corporation and is Chairman of the Board of Directors of Spectre Gaming, Inc. Mr. Brimmer holds a Bachelor of Arts degree in accounting from Saint John’s University in Collegeville, Minnesota (1977).
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
     James S. Murphy – From March 2000 to June 30, 2006, Mr. Murphy served as our Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy joined us as Vice President of Finance and Chief Financial Officer in May 1996 and served in that capacity until March 2000. Mr. Murphy was Controller of Gaming Corporation of America from December 1992 through November 1995. From 1978 to 1988, he was a tax partner with Fox, McCue and Murphy, a certified public accounting firm located in Eden Prairie, Minnesota. From 1970 to 1978, Mr. Murphy was employed by Ernst & Ernst (currently named Ernst & Young LLP) with both audit (six years) and tax (two years) experience. Mr. Murphy currently serves on the Board of Directors of Lightning Rod Software, Inc. Mr. Murphy is a member of the American Institute of Certified Public Accountants as well as the Minnesota Society of CPAs. He holds a Bachelor of Science degree from Saint John’s University in Collegeville, Minnesota (1966) and a Master of Business Administration degree (M.B.A.) from the University of Minnesota (1968).
     Kellie D. Nelsen – Ms. Nelsen joined the company in May 2006 as manager of finance and accounting. Ms. Nelsen was a senior accountant with Carlson Companies from April 2004 to May 2006. From November 2001 to April 2004, Ms. Nelsen was a senior accountant in the Business Services Group for Wipfli, LLP, a certified public accounting firm. From June 2000 to November 2001, Ms. Nelsen was a staff accountant for Larson Allen Weisher, a certified public accounting firm. Ms. Nelsen is a member of the American Institute of Certified Public Accountants as well as the Minnesota Society of CPAs. She holds a Bachelor of Science degree from Delaware Valley College in Doylestown, Pennsylvania (2000).
     (a) Significant Employees
     Other than our officers and George T. Welisevich, our Customer Service Manager, there are no employees who are expected to make a significant contribution to our corporation.
     George T. Welisevich – Mr. Welisevich joined the company in October 2004 as our Customer Service Manager. Mr. Welisevich brings more than 20 years of experience in the medical device industry with various roles in Customer Service, Sales Support, Distribution and Operations. From February 1983 to October 2004, Mr. Welisevich was with the company know known as Smiths Medical, a medical device manufacturer located in St. Paul, MN. He held numerous management positions and most recently was the Customer Service and Sales Support Manager for the start up Diabetes Division which was launched in 2002.
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
     Code of Ethics
     We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). A copy of the Code of Ethics can be obtained, and will be provided to any person without charge, upon written request to the Company’s Secretary at the Company’s headquarters address. The code of ethics is available on our website.
     Compliance with Section 16 of the Securities Exchange Act of 1934
     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed, with the exception of reports to be filed in connection with certain acquisitions of derivative and non-derivative securities by the following officers/directors (Mark N. Schwartz – February, March and April 2006; Jay N. Cohn – June, 2006; Larry Leitner – March, 2006; Alan Stern – March, 2006) (which we believe were filed late), have been filed in a timely manner for the year ended June 30, 2006. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.
ITEM 10. Executive Compensation
     The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mark N. Schwartz, our Chief Executive Officer, and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2006.
Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation Awards
	Fiscal Year		Bonus /		All Other
Name and Principal Position	Ended June 30	Salary	Commission	Securities Underlying Options	Compensation
Mark N. Schwartz	2006	$88,308	$10,096	—	(A) $687,750
Chief Executive Officer	2005	76,428	—	—	(B) $400,000
	2004	58,858	—	—

Greg H. Guettler	2006	168,000	47,280	—	—
President and Secretary	2005	158,343	13,000	659,809	—
	2004	152,413	—	400,000	—

James S. Murphy	2006	147,271	—	—	—
Senior Vice President,	2005	147,634	—	399,105	—
Finance and Administration and Chief	2004	142,464	—	150,000	—
Financial Officer

William R. Sotka	2006	57,572	32,922	—	—
Managing Director-Sales	2005	102,151	84,344	315,386	—
	2004	108,110	—	200,000	—

Note (A)	- -	A bonus of 1,500,000 shares of our common stock was issued on March 31, 2006. The fair market value of those shares was $420,000. For the period January 1, 2006 through June 30, 2006, we have accrued a compensation liability of $267,750, which is the fair market value of 1,050,000 phantom shares of our common stock payable to Mr. Schwartz.

Note (B)	- -	A bonus of 1,600,000 shares of our common stock was issued on March 31, 2005. The fair market value of those shares was $400,000.

     No stock options were granted to named executive officers during the fiscal year ended June 30, 2006. The following table summarizes stock option exercises during the fiscal year ended June 30, 2006 and the total number of options held as of June 30, 2006 by the Named Executive Officers and employees.
Aggregated Option Exercises in Fiscal Year 2006 and
Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at June 30, 2006		at June 30, 2006(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark N. Schwartz	—	—	—	—	$—	$—
Greg H. Guettler	—	—	1,234,809	—	98,683	—
James S. Murphy	—	—	724,105	—	58,915	—
William R. Sotka	—	—	—	—	—	—

(1)	The values have been calculated based on the closing sale price for our common stock as of June 30, 2006 of $0.26 per share (before payment of applicable income taxes).
Employment Agreement
     In connection with the August 2003 Private Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board. Pursuant to such employment agreement, Mr. Schwartz was provided a monthly salary of $6,000 cash. Effective March 1, 2005, the Compensation Committee of the Board of Directors approved an increase in the monthly cash salary from $6,000 to $7,000. Effective March 27, 2006, the Compensation Committee approved an increase in the monthly cash salary from $7,000 to $8,333. In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Compensation Committee. Effective January 3, 2005, the Compensation Committee approved a bonus of 1,600,000 shares of our common stock to Mr. Schwartz for the period September 2003 to December 2004. They also approved a monthly bonus of 125,000 shares of our common stock to Mr. Schwartz for the months of January 2005 through December 2005, respectively.
     On June 5, 2006, we entered into a Deferred Equity Incentive Agreement (the “Agreement”) with Mr. Schwartz. The effective date of this Agreement is January 1, 2006. Under the terms and conditions of this Agreement, we intend to grant to Mr. Schwartz certain equity incentive compensation units (“Units”) that would: (1) have a current value related to the net value of our voting common stock; (2) increase or decrease with any future changes in the value of that stock; and (3) be payable in cash only upon certain events. For the period January 1, 2006 through December 31, 2006, we will grant to Mr. Schwartz one hundred seventy-five thousand (175,000) Units per month.
Compensation of Directors
     Members of our Board of Directors receive no cash compensation for such service. In December 2003, each of the following directors had been granted nonqualified options to purchase 300,000 shares of our common stock at an exercise price of $0.20 per share: Kenneth W. Brimmer; Jay N. Cohn; Alan Stern; Larry Leitner; and Steven Gerber.
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

				Number of securities
				remaining available
				for future issuance
				under equity
	Number of securities to be		Weighted-average	compensation plans
	issued upon exercise of		exercise price of	(excluding securities
	outstanding options, warrants		outstanding options,	reflected in column
Plan Category	and rights		warrants and rights	(a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan:	365,000	$0.54	0
	1998 Plan:	1,103,000	$1.37	1,000
	2003 Plan:	3,396,842	$0.19	603,158

Equity compensation plans not approved by shareholders	2005 Plan:	0	$0.00	6,000,000
	Other:	37,500	$3.13	N/A
	2003 Plan:

Total	2003 Plan:	4,902,342	$0.50	6,604,158

Of the 37,500 shares of our common stock to be issued upon exercise of options granted pursuant to equity compensation plans not approved by shareholders, options to purchase up to an aggregate of 12,500 shares were granted to one of our officers prior to our initial public offering, with the option granted on July 1, 1997. This option is fully vested as of June 30, 2006 and expires 10 years from the date of grant. The remaining 25,000 shares were granted on April 12, 2001 as non-qualified stock options to individuals providing services to us at fair market value as of the date of grant. These options also expire 10 years from the date of grant and are fully vested.
     Security Ownership — Certain Beneficial Owners
     Beneficial ownership is shown as of September 14, 2006 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2006, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

				Shares Presently		Percentage of Class
				Acquirable		Beneficially
Beneficial Owner	Class	Shares		Within 60 Days(1)	Total	Owned
A Group Granting Proxies to Mark N. Schwartz (2)	Common	19,023,133		10,768,974	29,792,107	58.5%
	Preferred	1,172,421		677,190	1,849,611	100.0
	Combined	33,092,185		18,895,254	51,987,439	74.5

Mark N. Schwartz (3)(5)	Common	5,290,483	(4)	606,606	5,897,089	14.5
	Preferred	—	(4)	38,145	38,145	4.2
	Combined	5,290,483	(4)	1,064,346	6,354,829	12.3

Larry Leitner (3)	Common	1,297,082	(4)	747,829	2,044,911	5.0
	Preferred	61,440	(4)	28,160	89,600	10.0
	Combined	2,034,362	(4)	1,085,749	3,120,111	6.0

Alan Stern (3)	Common	1,159,559	(4)	882,161	2,041,720	5.0
	Preferred	60,294	(4)	36,608	96,902	10.7
	Combined	1,883,087	(4)	1,321,457	3,204,544	6.2

Steven Gerber (3)	Common	152,670	(4)	371,246	523,916	1.3
	Preferred	9,600	(4)	4,480	14,080	1.6
	Combined	267,870	(4)	425,006	692,876	1.4

Greg H. Guettler (3) (5)	Common	45,356		1,265,344	1,310,700	3.2
	Preferred	1,280		1,920	3,200	*
	Combined	60,716		1,288,384	1,349,100	2.6

James S. Murphy (5)	Common	392,412	(6)	823,850	1,216,262	3.0
	Preferred	—		6,272	6,272	1.0
	Combined	392,412	(6)	899,114	1,291,526	2.5

Jay N. Cohn (3)	Common	1,198,764	(7)	702,737	1,901,501	4.7
	Preferred	68,829		13,440	82,269	9.3
	Combined	2,024,712	(7)	864,017	2,888,729	5.6

Kenneth W. Brimmer (3)	Common	196,992	(8)	454,245	651,237	1.6
	Preferred	8,960		6,272	15,232	1.7
	Combined	304,512	(8)	529,509	834,021	1.6

All Officers and Directors as a Group (8 persons)	Common	9,733,318	(9)	5,854,018	15,587,336	33.9
	Preferred	210,403	(9)	135,297	345,700	34.3
	Combined	12,258,154	(9)	7,477,582	19,735,736	34.0

All shares in each class noted below are also included in the shares shown as beneficially owned by “A Group Grantings Proxies to Mark N. Schwartz”

			Shares Presently		Percentage of Class
			Acquirable		Beneficially
Beneficial Owner	Class	Shares	Within 60 Days(1)	Total	Owned
Beljam Holdings, Ltd.	Common	712,455	610,676	1,323,131	3.2
8665 Wilshire Blvd., Ste. 200	Preferred	44,800	38,400	83,200	9.1
Beverly Hills, CA 90211	Combined	1,250,055	1,071,476	2,321,531	4.5

Jonathan Gross	Common	295,162	264,628	559,790	1.4
15 Rockwood Lane	Preferred	18,560	16,640	35,200	4.0
Suffern, NY 10901	Combined	517,882	464,308	982,190	1.9

Marten S. Hoekstra	Common	2,370,723	712,433	3,083,156	7.5
Zellerstrasse 62	Preferred	149,082	44,799	193,881	21.2
8038 Zurich Switzerland	Combined	4,159,707	1,250,021	5,409,728	10.4

Roland Isaacson	Common	587,039	319,169	906,208	2.2
P.O. Box 542	Preferred	36,914	20,070	56,984	6.4
Big Lake, MN 55309	Combined	1,030,007	560,009	1,590,016	3.1

Michael Kest	Common	814,235	284,982	1,099,217	2.7
5150 Overland Avenue	Preferred	51,200	17,920	69,120	7.8
Culver City, CA 90230	Combined	1,428,635	500,022	1,928,657	3.8

James K. Cummings	Common	488,543	223,916	712,459	1.8
Living Trust	Preferred	30,720	14,080	44,800	5.1
16043 Temecula Street	Combined	857,183	392,876	1,250,059	2.5
Pacific Palisades, CA 90272

Weinstein Family Trust	Common	488,543	223,916	712,459	1.8
1640 - 5th Street, Suite 112	Preferred	30,720	14,080	44,800	5.1
Santa Monica, CA 90401	Combined	857,183	392,876	1,250,059	2.5

*	Less than 1%.

(1)	Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Irrevocable proxies representing the 18,644,933 shares of our common stock and 1,172,421 shares of our Series A Convertible Preferred Stock issued in the August 2003 and February 2004 Unit Placements and the exercise of warrants have been given to Mark N. Schwartz and will be voted in the manner described above under “Voting Agreement and Proxies.”

(3)	Director.

(4)	Except as noted with respect to 220,000 shares of common stock held by Mr. Leitner and 158,200 shares of common stock held by Mr. Stern (which shares are also represented in the Combined shares of each person), all amounts are also shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(5)	Named Executive Officer.

(6)	142,492 of these shares beneficially owned by Mr. Murphy are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(7)	1,056,183 of these shares beneficially owned by Dr. Cohn are also included in shares shown as beneficially owned by “A Group Granting proxies to Mark N. Schwartz.”

(8)	142,492 of these shares beneficially owned by Mr. Brimmer are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(9)	Shares shown are included in the amounts beneficially owned by “A Group Granting Proxies to Mark N. Schwartz” by class as follows: 9,495,644 shares of common stock, 210,403 shares of Series A Convertible Preferred Stock, and 12,020,480 shares of our common stock and Series A Convertible Preferred Stock, together as a class.
ITEM 12. Certain Relationships and Related Transactions
None.
ITEM 13. Exhibits and Reports on Form 8-K
(a)	Exhibits

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998, or the 1998 Registration Statement

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.

3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.

4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

4.3	Amended and Restated Class B Warrant Agreement dated as of September 27, 2002 by and between Hypertension Diagnostics, Inc. and Mellon Investor Service, LLC as Warrant Agent.	Exhibit 4.1 of the Current Report on Form 8-K dated September 27, 2002.

4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.8	Form of Common Stock Purchase Warrant issued dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003, or the August 8-K

4.12	Form of Securities Purchase Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Unit Investor parties thereto.	Exhibit 4.2 of the August 8-K.

4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.

4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.

4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.

4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.

4.17	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.

4.18	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.

9.1	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.

10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.5	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.

10.15	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.16	Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003*	Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004

10.17	Deferred Equity Incentive Agreement between Mark N. Schwartz and the Company, dated June 5, 2006*	Filed Herewith.

10.18	2003 Stock Option Plan*	Exhibit 10.1 of the Company’s 2006 Form S-8 Registration Statement

10.19	2005 Stock Option Plan*	Exhibit 10.2 of the Company’s 2006 Form S-8 Registration Statement

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith.

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

32.1	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

32.2	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

*	Indicates a management contract or compensatory plan or arrangement
(b)	Reports on Form 8-K

None
ITEM 14. Principal Accountant Fees and Services
     The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (“VK”) for professional services rendered for the years ended June 30, 2006 and 2005:

	2006	2005
Service	VK	VK
Audit Fees	$57,175	$45,200
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other Fees	-0-	-0-

TOTAL	$57,175	$45,200

          Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by VK in connection with our statutory and regulatory filings or engagements.
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

          All other fees consist of the aggregate fees billed for products and services provided by VK and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.
          The policy of our Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to VK were pre-approved by the audit committee.
          No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by VK. Furthermore, no work of VK with respect to its services rendered to us was performed by anyone other than VK.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.
/s/ MARK N. SCHWARTZ
MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated: September 28, 2006
     In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 2006.
     Each person whose signature appears below constitutes and appoints Mark N. Schwartz and Kellie D. Nelsen as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ MARK N. SCHWARTZ	Chairman of the Board of Directors, Chief
Mark N. Schwartz	Executive Officer (Principal executive officer)

/s/ LARRY LEITNER	Director
Larry Leitner

/s/ ALAN STERN Alan Stern	Director

/s/ STEVEN GERBER	Director
Steven Gerber

/s/ KENNETH W. BRIMMER	Director
Kenneth W. Brimmer

/s/ GREG H. GUETTLER	President, Secretary, and Director
Greg H. Guettler

/s/ JAY N. COHN	Director
Jay N. Cohn

/s/ KELLIE D. NELSEN	Manager of Finance and Accounting
Kellie D. Nelsen	(Principal financial officer)