Form 10QSB
period 2006-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2006-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Yes ☐

          No ☒

The number of shares of Common Stock outstanding as of October 31, 2006 was 40,157,106.

Transitional Small Business Disclosure Format:

Yes ☐

          No ☒

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-QSB

Page No.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets – September 30, 2006 (unaudited)
and June 30, 2006	3

Statements of Operations (unaudited) – Three Months Ended
September 30, 2006 and 2005	4

Statements of Cash Flows (unaudited) – Three Months Ended
September 30, 2006 and 2005	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	16

Item 6. Exhibits	17

SIGNATURES	18

CERTIFICATIONS	19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,565,138	$1,722,913
Accounts receivable	138,189	177,660
Inventory	299,298	334,963
Prepaids and other current assets	28,135	21,854
Total Current Assets	2,030,760	2,257,390
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,178,642	1,193,807
Less accumulated depreciation and amortization	(1,124,503)	(1,128,980)
	71,341	82,029
Other Assets	6,530	6,530
Total Assets	$2,108,631	$2,345,949
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$87,499	$58,895
Accrued payroll and payroll taxes	237,504	398,101
Deferred revenue	11,854	12,454
Other accrued expenses	34,006	19,631
Total Current Liabilities	370,863	489,081
Deferred Revenue, less current portion	14,203	16,454
Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--871,225 at September
30, 2006 and June 30, 2006; each share of preferred	8,712	8,712
stock convertible into 12 shares of common stock at
the option of the holder (aggregate liquidation preference
$2,869,462 and $2,391,218 at September 30, 2006
and June 30, 2006, respectively).
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--40,157,106 at September
30, 2006 and June 30, 2006	401,571	401,571
Additional paid-in capital	27,479,682	27,408,450
Accumulated deficit	(26,166,400)	(25,978,319)
Total Shareholders' Equity	1,723,565	1,840,414
Total Liabilities and Shareholders' Equity	$2,108,631	$2,345,949
See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	September 30
	2006	2005
Revenue:
Equipment sales	$333,301	$251,922
Equipment rental	75,178	121,530
Service/contract income	14,006	7,464
	422,485	380,916
Cost of Sales	20,245	32,500
Gross Profit	402,240	348,416
Selling, general and administrative expenses	612,006	697,109
Operating Loss	(209,766)	(348,693)
Other Income:
Interest income	13,586	11,476
Gain on sale of property and equipment	8,099	-
Total Other Income	21,685	11,476
Net Loss	$(188,081)	$(337,217)
Basic and Diluted Net Loss per Share	$0.00	$(0.01)
Weighted Average Shares Outstanding	40,157,106	32,930,909
See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30
	2006	2005
Operating Activities:
Net loss	$(188,081)	$(337,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensing of fair value of stock options vested	71,232	-
Depreciation	15,315	36,359
Net book value of disposed rental assets	659	6,897
Gain on sale of property and equipment	(8,099)	-
Change in operating assets and liabilities:
Accounts receivable	39,471	(52,936)
Inventory	35,665	10,346
Prepaids and other current assets	(6,281)	(7,795)
Accounts payable	28,604	16,760
Accrued payroll and payroll taxes	(160,597)	(27,833)
Deferred revenue	(2,851)	(2,475)
Other accrued expenses	14,375	1,682
Net cash used in operating activities	(160,588)	(356,212)
Investing Activities:
Purchase of property and equipment	(5,286)	-
Proceeds from disposal of property and equipment	8,099	-
Net cash provided by investing activities	2,813	-
Net (decrease) in cash and cash equivalents	(157,775)	(356,212)
Cash and cash equivalents at beginning of period	1,722,913	1,525,865
Cash and cash equivalents at end of period	$1,565,138	$1,169,653
See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

September 30, 2006

1.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2007.  The June 30, 2006 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.  The policies described in that report are used for preparing quarterly reports.

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

        In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding.  The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding.  On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs.  Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief.  The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005.  On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock.  Additionally, the Court ordered that the $138,382 in funds on deposit with the Court remain on deposit with the Court for the duration of the parties’ appeal process.  On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court.  The Company has decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and has attempted to negotiate a cash settlement in lieu of payment of 714,286 shares of common stock which, under the terms of the memorandum of understanding, would require registration with the U.S. Securities and Exchange Commission.  As of June 30, 2006 and September 30, 2006, there is no amount accrued regarding this matter as all claims have been settled in full by payment of cash and common stock. On October 13, 2006, the Company paid an additional $3,000 to Mansfield, Tanick & Cohen, P.A for interest in connection with the cash settlement in this matter.

Hypertension Diagnostics, Inc.

Notes to Financial Statements

September 30, 2006

2.         Litigation (continued)

The Company is involved in various other legal actions in the ordinary course of its business.  Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

3.

Stock-Based Compensation

           The Company regularly grants options to individuals under various plans as described in Note 4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.  In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company implemented FAS 123(R) on July 1, 2006, using the modified prospective transition method.

During the three months ended September 30, 2006, there were 575,000 options granted.  The fair value of option grants is determined at grant-date, using a Black-Scholes option pricing model.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  Based on these valuations, the Company recognized compensation expense of $71,232 (earnings per share is zero) for the three months ending September 30, 2006, related to the options granted during this quarter.  The Company estimates the expense for the remainder of fiscal year 2007 to be approximately $9,668 based on the value of options outstanding on September 30, 2006 that will vest during the remainder of fiscal year 2007.  This estimate does not include any expense for options that may be granted and vest during the remainder of fiscal year 2007.

Had compensation cost for all employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant-date consistent with the provisions of SFAS No. 123 for the three months ending September 30, 2005, net loss and basic and diluted net loss per share would have been as indicated below:

Hypertension Diagnostics, Inc.

Notes to Financial Statements

September 30, 2006

3.

Stock-Based Compensation  (continued)

Three Months
Ended
September 30, 2005
Net Loss:
As Reported	$(337,217)
Fair Value compensation expense	(53,497)
Proforma	$(390,714)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)
Fair Value compensation expense	-
Proforma	$(0.01)

Stock Based Compensation:
As Reported	$-
Fair Value compensation expense	(53,497)
Proforma	$(53,497)

The fair value of the options granted during the three months ended September 30, 2006 and September 30, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected	Expected	Expected
Three Months Ended	Interest Rate	Dividend Yield	Life	Volatility
September 30, 2006	4.50%	None	2 - 5 years	138.07%
September 30, 2005	4.25%	None	5 years	112.00%

.

          The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2006.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the employment agreement).  Accordingly, the Company has accrued a compensation liability of $133,875 at September 30, 2006, which is the fair market value of 1,575,000 shares granted as of September 30, 2006 pursuant to this provision.  Due to the changes in the price of the Company’s common stock, the Company recorded a benefit of $133,875 in compensation cost for the quarter ended September 30, 2006.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2006 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy potentially resulting in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing our Central Data Management Facility; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.  We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

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

•

In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis.  It can also be purchased or leased.  Utilizing our Central Data Management Facility, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.  In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System.  Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor.

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

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of September 30, 2006 and June 30, 2006, there is no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2006 and June 30, 2006, there is an inventory reserve allowance.

             Research and Development.  For the three months ended September 30, 2006, we incurred research and development costs of $31,505.  We did not incur any research and development costs for the three months ended September 30, 2005.

Results of Operations

As of September 30, 2006, we had an accumulated deficit of $26,166,400, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of September 30, 2006, we had cash and cash equivalents of $1,565,138.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2006.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$422,485	$333,301	$75,178	$14,006
Cost of Sales	20,245	7,162	11,906	1,177
Gross Profit	$402,240	$326,139	$63,272	$12,829

	Three Months Ended September 30, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$380,916	$251,922	$121,530	$7,464
Cost of Sales	32,500	7,562	24,797	141
Gross Profit	$348,416	$244,360	$96,733	$7,323

Revenue.  Total Equipment Sales Revenue for the three months ended September 30, 2006 was $333,301, compared to $251,922 for the three months ended September 30, 2005, a 32% increase.  This increase was due in part to the expansion of our sales force over the period January 2006 through September 2006. Revenue relating to international equipment sales was $24,500 for the three months ended September 30, 2006 and $50,225 for the three months ended September 30, 2005, a 52% decrease.

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

For the three months ended September 30, 2006, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $75,178, compared to $121,530 for the three months ended September 30, 2005, a 38% decrease.  We believe that a significant reason for this decrease is due to our business model;  we use the rental model primarily as a means of generating a trial with a hopeful move to a sale, and accordingly, a number of our renters will not remain in the rental mode as long as previous, ultimately resulting in lower rental revenues.

For the three months ended September 30, 2006, Service/Contract Income was $14,006,  compared to $7,464 for the three months ended September 30, 2005, an 88% increase.  This increase is due mainly to our increase in warranty service agreements.

Expenses.  Total selling, general and administrative expenses for the three months ended September 30, 2006 were $612,006, compared to $697,109 for the three months ended September 30, 2005, a 12% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30
	2006	2005
Wages, related expenses and benefits	$(10,941)	$228,320
Patents and related expenses	-	1,048
Outside consultants	29,853	88,861
Rent (building/equipment) and utilities	25,410	25,046
Insurance-general and directors/officers liability	14,856	17,186
Selling, marketing and promotion, including applicable wages	291,240	215,514
Legal and audit/accounting fees	74,232	53,992
Royalties	8,249	11,203
Depreciation and amortization	3,408	11,562
Research and development	31,505	-
Stock option expense	71,232	-
Other-general and administrative	72,962	44,377
Total selling, general and administrative expenses	$612,006	$697,109

Wages, related expenses and benefits decreased from $228,320 to ($10,941) for the three months ended September 30, 2005 and September 30, 2006, respectively.  The ($10,941) was caused, in part, by a decrease in the price of our common stock during the quarter ended September 30, 2006.  Our CEO, Mark N. Schwartz’s compensation has a component tied to the price of our common stock (see Note 3).  Included in the ($10,941) expense amount for the three months ended September 30, 2006 is a non-cash charge of ($133,875) that relates to this part of his compensation for services provided to us.  For the three months ended September 30, 2005, $131,250 of the $228,320 expense amount related to a similar non-cash charge.

Outside consultants’ expense decreased from $88,861 for the three months ended September 30, 2005 to $29,853 for the three months ended September 30, 2006, a 66% decrease.  This decrease is substantially the result of our decision in fiscal year 2005 to outsource our quality systems and regulatory affairs functions.  Included in the $29,853 expense amount for the three months ended September 30, 2006 is $3,405 that relates to services provided by outside service consultants in support of our quality systems pertaining to manufacturing, certification and marketing of our medical devices both domestically and internationally, as well as support of regulatory affairs matters.

Selling, marketing and promotion expense increased from $215,514 for the three months ended September 30, 2005 to $291,240 for the three months ended September 30, 2006, a 35% increase.  This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.  This increase is due mainly to an increase in our sales force.

Legal and audit/accounting fees increased from $53,992 to $74,232 for the three months ended September 30, 2005 and 2006, respectively, a 37% increase.  This increase was due primarily to higher legal fees in connection with the matters discussed in footnote #2 to the financial statements.

Interest income was $13,586 and $11,476 for the three months ended September 30, 2006 and 2005, respectively.

Net loss was $188,081 for the three months ended September 30, 2006, compared to a net loss of $337,217 for the three months ended September 30, 2005, a 44% decrease.  For the three months ended September 30, 2006, basic and diluted net loss per share was $0.00, based on weighted average shares outstanding of 40,157,106.  For the three months ended September 30, 2005, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 32,930,909.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $157,775 and $356,212 for the three months ended September 30, 2006 and September 30, 2005, respectively.  The significant elements of these changes were as follows:

	Three Months Ended September 30
Net cash used in operating activities:	2006	2005
— net (loss), as adjusted for non-cash items	$ (100,875)	$ (293,961)
— (decrease) in accrued payroll and payroll taxes:	(A) (160,597)	(27,833)
– (A) $133,875 of the $160,597 relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.

             We have incurred operating losses and have not generated positive cash flow from operations.  As of September 30, 2006, we had an accumulated deficit of $26,166,400.

As of September 30, 2006, we had cash and cash equivalents of $1,565,138 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2006.

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

We have historically obtained working capital from the issuance of our securities.  On August 28, 2003, we completed the private placement offering of 585,980 units to a group of investors led by Mark N. Schwartz, our Chief Executive Officer.  Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383.  On February 9, 2004, we completed an additional private placement offering  of 118,113 units to a group of investors.  Gross proceeds from this offering were $461,370 and net proceeds were $413,121.  In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464.  In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794.  In March and April 2005, we issued 2,756,534 shares of common stock and 173,341 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $822,227.  During the period between January 2006 and  June 2006, we issued 2,807,549 shares of common stock and 155,163 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $973,976.

Item 3.

Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer, Mark N. Schwartz, and Manager of Finance and Accounting, Kellie D. Nelsen, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting concluded that, as of the evaluation date, our controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting.

There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

             The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002.  The U.S. Securities and Exchange Commission  recently adopted rules that delay the Company’s schedule for compliance with Section 404 until the Company’s fiscal year ending June 30, 2008.  The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies.  The Company has done due diligence to understand the requirements and corresponding work necessary to successfully document the Company’s system of internal control to the standards and satisfaction of third parties.  The potential cost of compliance with Section 404 to the Company’s shareholders in relation to the benefits may be significant.  In considering the Company’s compliance efforts, the Company believes that these additional costs and expenses will confirm the existence of an effective and functioning internal control system.

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

        In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding.  The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding.  On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs.  Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief.  The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005.  On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock.  Additionally, the Court ordered that the $138,382 in funds on deposit with the Court remain on deposit with the Court for the duration of the parties’ appeal process.  On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court.  The Company has decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and has attempted to negotiate a cash settlement in lieu of payment of 714,286 shares of common stock which, under the terms of the memorandum of understanding, would require registration with the U.S. Securities and Exchange Commission.  On October 13, 2006, the Company paid an additional $3,000 to Mansfield, Tanick & Cohen, P.A. for interest in connection with the cash settlement in this matter.

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

HYPERTENSION DIAGNOSTICS, INC.
By	/s/ Kellie D. Nelsen
Kellie D. Nelsen
Manager of Finance and Accounting
(principal financial officer)

Date:  November 14, 2006