Form 10QSB
period 2006-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2007-02-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2006
Commission File Number: 0-24635
HYPERTENSION DIAGNOSTICS, INC.
(Exact name of small business issuer as specified in its charter)

MINNESOTA (State of incorporation)	41-1618036 (I.R.S. Employer Identification No.)
2915 WATERS ROAD, SUITE 108
EAGAN, MINNESOTA 55121-3528
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of January 31, 2007 was 39,558,020.
Transitional Small Business Disclosure Format:
Yes ☐           No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,441,378	$1,722,913
Accounts receivable	182,518	177,660
Inventory	296,800	334,963
Prepaids and other current assets	14,533	21,854

Total Current Assets	1,935,229	2,257,390

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,153,851	1,193,807
Less accumulated depreciation and amortization	(1,113,376)	(1,128,980)

	57,677	82,029

Other Assets	6,530	6,530

Total Assets	$1,999,436	$2,345,949

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,685	$58,895
Accrued payroll and payroll taxes	434,076	398,101
Deferred revenue	10,629	12,454
Other accrued expenses	46,650	19,631

Total Current Liabilities	522,040	489,081

Deferred Revenue, less current portion	11,952	16,454

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—871,225 at December 31, 2006 and June 30, 2006, respectively; each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $3,443,354 and $2,391,218 at December 31, 2006 and June 30, 2006, respectively)	8,712	8,712
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—39,442,820 and 40,157,106 at December 31, 2006 and June 30, 2006, respectively	394,428	401,571
Additional paid-in capital	27,454,108	27,408,450
Accumulated deficit	(26,391,804)	(25,978,319)

Total Shareholders’ Equity	1,465,444	1,840,414

Total Liabilities and Shareholders’ Equity	$1,999,436	$2,345,949

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Revenue:
Equipment sales	$476,505	$433,736	$809,806	$685,658
Equipment rental	65,407	105,614	140,585	227,144
Service/contract income	6,811	1,756	20,817	9,220

	548,723	541,106	971,208	922,022
Cost of Sales	13,330	29,993	33,575	62,493

Gross Profit	535,393	511,113	937,633	859,529

Selling, general and administrative expenses	774,954	804,239	1,386,960	1,501,348

Operating Loss	(239,561)	(293,126)	(449,327)	(641,819)

Other Income:
Interest income	14,157	9,199	27,743	20,675
Gain on sale of property and equipment	—	—	8,099	—

Total Other Income	14,157	9,199	35,842	20,675

Net Loss	$(225,404)	$(283,927)	$(413,485)	$(621,144)

Basic and Diluted Net Loss per Share	$(.01)	$(.01)	$(.01)	$(.02)
Weighted Average Shares Outstanding	39,846,547	33,264,362	40,001,826	33,097,633
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31
	2006	2005
Operating Activities:
Net loss	$(413,485)	$(621,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	84,515	24,025
CEO Stock based compensation expense	5,250	210,000
Depreciation	26,853	69,695
Net book value of disposed rental assets	2,785	13,771
Gain on sale of property and equipment	(8,099)	—
Change in operating assets and liabilities:
Accounts receivable	(4,858)	37,882
Inventory	38,163	20,911
Prepaids and other current assets	7,321	(34,136)
Accounts payable	(28,210)	6,472
Accrued payroll and payroll taxes	30,725	(56,355)
Deferred revenue	(6,327)	(4,013)
Other accrued expenses	27,019	18,744

Net cash used in operating activities	(238,348)	(314,148)

Investing Activities:
Purchase of property and equipment	(5,286)	—
Proceeds from disposal of property and equipment	8,099	—

Net cash provided by investing activities	2,813	—

Financing Activities:
Redemption of Common Stock	(46,000)	—

Net cash used in financing activities	(46,000)	—

Net (decrease) in cash and cash equivalents	(281,535)	(314,148)
Cash and cash equivalents at beginning of period	1,722,913	1,525,865

Cash and cash equivalents at end of period	$1,441,378	$1,211,717

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2006
1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2007. The June 30, 2006 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The policies described in that report are used for preparing quarterly reports.
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court remain on deposit with the Court for the duration of the parties’ appeal process. On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court. The Company decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and attempted to negotiate a cash settlement in lieu of payment of 714,286 shares of common stock which, under the terms of the memorandum of understanding, would require registration with the U.S. Securities and Exchange Commission. On October 13, 2006, the Company paid an additional $3,000 to Mansfield, Tanick & Cohen, P.A for interest in connection with the cash settlement in this matter.
     On November 27, 2006, the Company announced that a cash settlement in lieu of common stock had been agreed to regarding the above matter. The plaintiffs agreed to accept a cash payment of $46,000 in lieu of 714,286 shares of registered common stock. On December 29, 2006, the stock certificate for

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2006
2. Litigation (continued)
714,286 shares of the Company’s common stock was cancelled. The $46,000 cash payment satisfies the requirement to provide $100,000 worth of freely tradable shares of the Company’s common stock. As of December 31, 2006, there is no amount accrued regarding this matter as all claims have been settled in full by payment of cash.
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
     During the three months and six months ended December 31, 2006, there were 1,910,000 and 2,485,000 options granted, respectively. The fair value of option grants is determined at grant-date, using a Black-Scholes option pricing model. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. Based on these valuations, the Company recognized compensation expense of $13,283 and $84,515 (earnings per share is zero) for the three months and six months ending December 31, 2006, respectively, related to the options granted during these periods. The Company estimates the expense for the remainder of fiscal year 2007 to be approximately $49,835 based on the value of options outstanding on December 31, 2006 that will vest during the remainder of fiscal year 2007. The following are estimated expenses for future fiscal years ended June 30: 2008 — $91,500; 2009 — $91,500; 2010 — $45,750. These estimates do not include any expense for options that may be granted and vest in the future.
     In November 2005, the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under the 1995, 1998 and 2003 Stock Option Plans. This action resulted in the exercisability of all outstanding options being accelerated and fully vested. At the date of the acceleration of the vesting, since the exercise price(s) of some of the outstanding options were less than the market price of the common stock (“in the money” options), compensation expense in the amount of

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2006
3. Stock-Based Compensation (continued)
$24,025 was recorded under the intrinsic value method. This acceleration resulted in an additional $208,427 of net compensation expense being included in the following tables for the three months and six months ended December 31, 2005. If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates for the three months and six months ended December 31, 2005, consistent with the method provided in SFAS No. 123, net loss and basic and diluted net loss per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	December 31	December 31
	2005	2005
Net Loss:
As Reported	$(283,927)	$(621,144)
Fair value compensation expense	(231,748)	(285,245)

Pro Forma	$(515,675)	$(906,389)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)	$(0.02)
Fair value compensation expense	(0.01)	(0.01)

Pro Forma	$(0.02)	$(0.03)

Stock Based Compensation:
As Reported	$24,025	$24,025
Fair value compensation expense	(255,773)	(309,270)

Pro Forma	$(231,748)	$(285,245)

     The fair value of the options granted during the three months and six months ended December 31, 2006 and December 31, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected	Expected	Expected
	Interest Rate	Dividend Yield	Life	Volatility
Three Months Ended
December 31, 2006	4.50%	None	5 years	151.94%
December 31, 2005	4.25%	None	5 years	112.00%

Six Months Ended
December 31, 2006	4.50%	None	2 - 5 years	138.07-151.94%
December 31, 2005	4.25%	None	5 years	112.00%

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2006
3. Stock-Based Compensation (continued)
     Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of option is based on the life of the option agreements. Risk-free interest rate is determined using the U.S. treasury rate.
     As of December 31, 2006, there was $278,585 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of three years.
     The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2006. A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the employment agreement). Accordingly, the Company has accrued a compensation liability of $273,000 at December 31, 2006, which is the fair market value of 2,100,000 phantom shares granted as of December 31, 2006 pursuant to this provision. Due to the changes in the price of the Company’s common stock, the Company recorded an expense of $139,125 and $5,250 in compensation cost for the quarter and six months ended December 31, 2006, respectively.
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
5. Exercise Dates of Warrants
     On December 14, 2006, the Company agreed to extend the exercise date of its outstanding remaining 50% Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were initially exercised on or before June 23, 2006 (collectively, the “Remaining Warrants”) and were granted in connection with the Company’s private offering which closed on August 28, 2003. The Remaining Warrants, which would have expired on December 15, 2006, were extended to expire on March 30, 2007.
     Additionally, on December 14, 2006, the Company agreed to extend the exercise date of its outstanding Warrant B warrants from December 15, 2006 to March 30, 2007, to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share (collectively, the “February B Warrants”), granted in connection with the Company’s private

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2006
5. Exercise Dates of Warrants (continued)
offering, which closed on February 9, 2004. For those holders who exercise at least fifty percent (50%) of their February B Warrants by March 30, 2007, the Company has agreed to further extend the exercise date of the remaining February B Warrants held by such holders to July 30, 2007.
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
•	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Because the CR-2000 Research System bears the CE Mark (CE0123 ) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

•	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor® DO-2020 System.

•	The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.
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
     Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs. As of December 31, 2006 and June 30, 2006, there is no allowance for doubtful accounts.
     Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales. As of December 31, 2006 and June 30, 2006, there is an inventory reserve allowance.
     Research and Development. For the three months and six months ended December 31, 2006, we incurred research and development costs of $353 and $31,858. We did not incur any research and development costs for the three and six months ended December 31, 2005.
Results of Operations
     As of December 31, 2006, we had an accumulated deficit of $26,391,804, attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of December 31, 2006, we had cash and cash equivalents of $1,441,378. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2006.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$548,723	$476,505	$65,407	$6,811
Cost of Sales	13,330	4,631	8,197	502

Gross Profit	$535,393	$471,874	$57,210	$6,309

	Three Months Ended December 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$541,106	$433,736	$105,614	$1,756
Cost of Sales	29,993	6,590	23,383	20

Gross Profit	$511,113	$427,146	$82,231	$1,736

     Revenue. Total Revenue for the three months ended December 31, 2006 was $548,723, compared to $541,106 for the three months ended December 31, 2005, a 1.4% increase.
     Equipment Sales Revenue for the three months ended December 31, 2006 was $476,505, compared to $433,736 for the three months ended December 31, 2005, a 10% increase. Revenue relating to international equipment sales was $-0- for the three months ended December 31, 2006 and $157,736 for the three months ended December 31, 2005.
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
     For the three months ended December 31, 2006, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $65,407, compared to $105,614 for the three months ended December 31, 2005, a 38% decrease. We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues.
     For the three months ended December 31, 2006, Service/Contract Income was $6,811, compared to $1,756 for the three months ended December 31, 2005, a 288% increase. This increase is due mainly to our increase in warranty service agreements.
     Expenses. Total selling, general and administrative expenses for the three months ended December 31, 2006 were $774,954, compared to $804,239 for the three months ended December 31, 2005, a 4% decrease. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31
	2006	2005
Wages, related expenses and benefits	$252,226	$192,381
Patents and related expenses	1,866	—
Outside consultants	55,928	63,015
Rent (building/equipment) and utilities	23,458	25,192
Insurance-general and directors/officers liability	13,080	15,229
Selling, marketing and promotion, including applicable wages	300,908	360,159
Legal and audit/accounting fees	35,097	39,240
Royalties	19,140	16,181
Depreciation and amortization	3,342	9,953
Research and development	353	—
Compensation expense, accelerated stock option vesting	—	24,025
Stock option expense	13,283	—
Other-general and administrative	56,273	58,864

Total selling, general and administrative expenses	$774,954	$804,239

     Wages, related expenses and benefits increased from $192,381 to $252,226 for the three months ended December 31, 2005 and December 31, 2006, respectively. Included in the $252,226 expense amount for the three months ended December 31, 2006 is a non-cash charge of $139,125 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 3). For the three months ended December 31, 2005, $78,750 of the $192,381 expense amount related to a similar non-cash charge.

     Selling, marketing and promotion expense decreased from $360,159 for the three months ended December 31, 2005 to $300,908 for the three months ended December 31, 2006, a 16% decrease. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses. This decrease is due mainly to a decrease in our sales force.
     Legal and audit/accounting fees decreased from $39,240 to $35,097 for the three months ended December 31, 2005 and 2006, respectively, an 11% decrease.
     Interest income was $14,157 and $9,199 for the three months ended December 31, 2006 and 2005, respectively.
     Net loss was $225,404 for the three months ended December 31, 2006, compared to a net loss of $283,927 for the three months ended December 31, 2005, a 21% decrease. For the three months ended December 31, 2006, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,846,547. For the three months ended December 31, 2005, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 33,264,362.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
     The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2006 and 2005:

	Six Months Ended December 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$971,208	$809,806	$140,585	$20,817
Cost of Sales	33,575	11,793	20,103	1,679

Gross Profit	$937,633	$798,013	$120,482	$19,138

	Six Months Ended December 31, 2005
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$922,022	$685,658	$227,144	$9,220
Cost of Sales	62,493	14,152	48,180	161

Gross Profit	$859,529	$671,506	$178,964	$9,059

     Revenue. Total Revenue for the six months ended December 31, 2006 was $971,208, compared to $922,022 for the six months ended December 31, 2005, a 5% increase.
     Equipment Sales Revenue for the six months ended December 31, 2006 was $809,806, compared to $685,658 for the six months ended December 31, 2005, an 18% increase. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor. Revenue relating to international equipment sales was $24,500 for the six months ended December 31, 2006 and $207,961 for the six months ended December 31, 2005, an 88% decrease. Included in the $207,961 amount for December 31, 2005 is the sale of ten (10) CVProfilor® DO-2020 Systems to one of our international distributors which totaled $135,236.

     For the six months ended December 31, 2006, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $140,585, compared to $227,144 for the six months ended December 31, 2005, a 38% decrease. We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues. The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the six months ended December 31, 2006, Service/Contract Income was $20,817 compared to $9,220 for the six months ended December 31, 2005, a 126% increase. This increase is due mainly to our increase in warranty service agreements.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of December 31, 2006, the Inventory Reserve Allowance balance is $600,883. The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Cost of Sales	$25,306	$70,669	$65,010	$121,144
Inventory Reserve Adjustment	(11,976)	(40,676)	(31,435)	(58,651)

Cost of Sales, as reported	$13,330	$29,993	$33,575	$62,493

     Expenses. Total selling, general and administrative expenses for the six months ended December 31, 2006 were $1,386,960, compared to $1,501,348 for the six months ended December 31, 2005, an 8% decrease. The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2006	2005
Wages, related expenses and benefits	$241,285	$420,701
Patents and related expenses	1,866	1,048
Outside consultants	85,781	151,876
Rent (building/equipment) and utilities	48,868	50,238
Insurance-general and directors/officers liability	27,936	32,415
Selling, marketing and promotion, including applicable wages	592,148	575,673
Legal and audit/accounting fees	109,329	93,232
Royalties	27,389	27,384
Depreciation and amortization	6,750	21,515
Research and development	31,858	—
Compensation expense, accelerated stock option vesting	—	24,025
Stock Option Expense	84,515	—
Other-general and administrative	129,235	103,241

Total selling, general and administrative expenses	$1,386,960	$1,501,348

     Wages, related expenses and benefits: Included in the $241,285 expense amount for the six months ended December 31, 2006 is a non-cash charge of $5,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the six months ended December 31, 2005, $210,000 of the $420,701 amount related to a similar non-cash charge.
     Outside consultants’ expense decreased from $151,876 for the six months ended December 31, 2005 to $85,781 for the six months ended December 31, 2006, a 44% decrease. Included in the $85,781 expense amount for the six months ended December 31, 2006 is $17,165 that relates to services provided by outside service consultants in support of our quality systems pertaining to manufacturing, certification and marketing of our medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2005, we decided to outsource our quality systems and regulatory affairs functions. For the six months ended December 31, 2005, $57,442 of $151,876 amount related to a similar expense charge. Also, we have reduced the number of outside service consultants which accounts for most of the expense decrease.
     Selling, marketing and promotion expense increased from $575,673 for the six months ended December 31, 2005 to $592,148 for the six months ended December 31, 2006, a 3% increase. This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses. The increase in our number of employees accounted for most of this increase in expenses.
     Other – general and administrative expenses increased from $103,241 for the six months ended December 31, 2005 to $129,235 for the six months ended December 31, 2006, a 25% increase. $17,235 of this increase relates to our increase in warehouse supplies, which in turn relates to our increase in sales revenue activity for the six months ended December 31, 2006.
     Interest income was $27,743 and $20,675 for the six months ended December 31, 2006 and 2005, respectively.
     Net loss was $413,485 and $621,144 for the six months ended December 31, 2006 and 2005, respectively. For the six months ended December 31, 2006, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 40,001,826. For the six months ended December 31, 2005, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 33,097,633.
Off-Balance Sheet Arrangements
     During the quarter ended December 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Liquidity and Capital Resources
     Cash and cash equivalents had a net decrease of $281,535 and $314,148 for the six months ended December 31, 2006 and December 31, 2005, respectively. The significant elements of these changes were as follows:

		Six Months Ended December 31
		2006	2005
Net cash used in operating activities:
—	net (loss), as adjusted for non-cash items	$(294,082)	$(303,653)

—	increase in CEO Stock based compensation	(A) 5,250	(A) 210,000

–	(A) expense: amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
     We have incurred operating losses and have not generated positive cash flow from operations. As of December 31, 2006, we had an accumulated deficit of $26,391,804.
     As of December 31, 2006, we had cash and cash equivalents of $1,441,378 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2006.
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
     We have historically obtained working capital from the issuance of our securities. On August 28, 2003, we completed the private placement offering of 585,980 units, each unit consisting of one share of Series A Convertible Preferred Stock, 15.903 shares of common stock, and three tranches of preferred stock and common stock purchase warrants, to a group of investors led by Mark N. Schwartz, our Chief Executive Officer. Gross proceeds from this offering were $2,289,001 and net proceeds were $1,873,383. On February 9, 2004, we completed an additional private placement offering of 118,113 units to a group of investors. Gross proceeds from this offering were $461,370 and net proceeds were $413,121. In June 2004, we issued 1,580,623 shares of common stock and 99,391 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $471,464. In July 2004, we issued 643,007 shares of common stock and 40,433 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $191,794. In March and April 2005, we issued 2,756,534 shares of common stock and 173,341 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $822,227. During the period between January 2006 and June 2006, we issued 2,807,549 shares of common stock and 155,163 shares of Series A Preferred Stock, to holders of warrants to purchase common stock and Series A Preferred Stock, resulting in gross proceeds of $973,976.
Item 3. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our Chief Executive Officer, Mark N. Schwartz, and Manager of Finance and Accounting, Mark P. O’Neill, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting concluded that, as of the evaluation date, our controls and procedures are effective.
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedeas bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court remain on deposit with the Court for the duration of the parties’ appeal process. On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court. The Company decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and attempted to negotiate a cash settlement in lieu of payment of 714,286 shares of common stock which, under the terms of the memorandum of understanding, would require registration with the U.S. Securities and Exchange Commission. On October 13, 2006, the Company paid an additional $3,000 to Mansfield, Tanick & Cohen, P.A. for interest in connection with the cash settlement in this matter.
     On November 27, 2006, the Company announced that a cash settlement in lieu of common stock had been agreed to regarding the above matter. The plaintiffs agreed to accept a cash payment of $46,000 in lieu of 714,286 shares of registered common stock. On December 29, 2006, the stock certificate for 714,286 shares of the Company’s common stock was cancelled. The $46,000 cash payment satisfies the requirement to provide $100,000 worth of freely tradable shares of the Company’s common stock. As of December 31, 2006, there is no amount accrued regarding this matter as all claims have been settled in full by payment of cash.
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

HYPERTENSION DIAGNOSTICS, INC.

By	/s/ Mark N. Schwartz
Mark N. Schwartz
Chief Executive Officer
Date: February 14, 2007