Form 10QSB
period 2007-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2007-05-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of April 30, 2007 was 39,607,940.
Transitional Small Business Disclosure Format:
Yes ☐ No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,431,380	$1,722,913
Accounts receivable	153,371	177,660
Inventory	293,319	334,963
Prepaids and other current assets	22,486	21,854

Total Current Assets	1,900,556	2,257,390

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,144,741	1,193,807
Less accumulated depreciation and amortization	(1,114,855)	(1,128,980)

	47,088	82,029

Other Assets	6,530	6,530

Total Assets	$1,954,174	$2,345,949

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,431	$58,895
Accrued payroll and payroll taxes	456,435	398,101
Deferred revenue	14,529	12,454
Other accrued expenses	33,207	19,631

Total Current Liabilities	521,602	489,081

Deferred Revenue, less current portion	14,201	16,454

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—860,025 and 871,225 at March 31, 2007 and June 30, 2006, respectively; each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $2,730,900 and $2,391,218 at March 31, 2007 and June 30, 2006, respectively)	8,600	8,712
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—39,577,220 and 40,157,106 at March 31, 2007 and June 30, 2006, respectively	395,772	401,571
Additional paid-in capital	27,482,751	27,408,450
Accumulated deficit	(26,468,752)	(25,978,319)

Total Shareholders’ Equity	1,418,371	1,840,414

Total Liabilities and Shareholders’ Equity	$1,954,174	$2,345,949

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Revenue:
Equipment sales	$404,800	$457,328	$1,214,606	$1,142,986
Equipment rental	57,955	107,066	198,540	334,210
Service/contract income	6,396	7,594	27,213	16,814

	469,151	571,988	1,440,359	1,494,010
Cost of Sales	13,899	26,471	47,474	88,964

Gross Profit	455,252	545,517	1,392,885	1,405,046

Selling, general and administrative expenses	546,672	831,318	1,933,632	2,332,666

Operating Loss	(91,420)	(285,801)	(540,747)	(927,620)

Other Income:
Interest income	14,472	9,770	42,215	30,445
Gain on sale of property and equipment	—	—	8,099	—

Total Other Income	14,472	9,770	50,314	30,445

Net Loss	$(76,948)	$(276,031)	$(490,433)	$(897,175)

Basic and Diluted Net Loss per Share	$(.00)	$(.01)	$(.01)	$(.03)
Weighted Average Shares Outstanding	39,542,020	35,012,499	39,850,795	33,726,604
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31
	2007	2006
Operating Activities:
Net loss	$(490,433)	$(897,175)
Adjustments to reconcile net loss to net cash used in operating activities:
CEO stock based compensation expense	73,500	274,500
Depreciation	36,890	100,856
Net book value of disposed rental assets	3,337	19,844
Gain on sale of property and equipment	(8,099)	—
Stock options expense	114,390	24,025
Change in operating assets and liabilities:
Accounts receivable	24,289	(57,738)
Inventory	41,644	6,251
Prepaids and other current assets	(632)	(18,280)
Accounts payable	(41,464)	13,919
Accrued payroll and payroll taxes	(15,166)	21,698
Deferred revenue	(178)	(2,738)
Other accrued expenses	13,576	15,559

Net cash used in operating activities	(248,346)	(499,279)

Investing Activities:
Purchase of property and equipment	(5,286)	(1,053)
Proceeds from disposal of property and equipment	8,099	—

Net cash provided by/(used in) investing activities	2,813	(1,053)

Financing Activities:
Issuance of Preferred Stock and Common Stock	—	789,775
Redemption of Common Stock	(46,000)

Net cash provided by/(used in) financing activities	(46,000)	789,775

Net increase/(decrease) in cash and cash equivalents	(291,533)	289,443
Cash and cash equivalents at beginning of period	1,722,913	1,525,865

Cash and cash equivalents at end of period	$1,431,380	$1,815,308

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2007
1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months and the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2007. The June 30, 2006 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The policies described in that report are used for preparing quarterly reports.
2. Litigation
     On November 27, 2006, the Company announced that a cash settlement in lieu of common stock had been agreed to regarding the previously disclosed litigation. The plaintiffs agreed to accept a cash payment of $46,000 in lieu of 714,286 shares of registered common stock. On December 29, 2006, the stock certificate for 714,286 shares of the Company’s common stock was cancelled. The $46,000 cash payment satisfies the requirement to provide $100,000 worth of freely tradable shares of the Company’s common stock. As of March 31, 2007, there is no amount accrued regarding this matter as all claims have been settled in full by payment of cash.
     The Company is involved in various other legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.
3. Stock Options
     During the three months and nine months ended March 31, 2007, there were 50,000 and 2,535,000 options granted, respectively. The fair value of option grants is determined at grant-date, using a Black-Scholes option pricing model. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. Based on these valuations, the Company recognized compensation expense of $29,875 and $114,390 (earnings per share is zero) for the three months and nine months ending March 31, 2007, respectively, related to the options granted during these periods. The Company estimates the expense for the remainder of fiscal year 2007 to be approximately $22,875 based on the value of options outstanding on March 31, 2007 that will vest during the remainder of fiscal year 2007. The following are estimated expenses for future fiscal years ended June 30: 2008 — $91,500; 2009 — $91,500; 2010 — $45,750. These estimates do not include any expense for options that may be granted and vest in the future.
     In November 2005, the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under the 1995, 1998 and 2003 Stock Option Plans. This action resulted in the exercisability of all outstanding options being accelerated and fully vested. At the date of the acceleration of the vesting, since the exercise price(s) of some of the outstanding options were less than the market price of the common stock (“in the money” options), compensation expense in the amount of $24,025 was recorded under the intrinsic value method. This acceleration resulted in an additional

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2007
3. Stock Options (continued)
$208,427 of net compensation expense being included in the following tables for the nine months ended March 31, 2006. If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates for the three months and nine months ended March 31, 2006, consistent with the method provided in SFAS No. 123, net loss and basic and diluted net loss per share would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2006
Net Loss:
As Reported	$(276,031)	$(897,175)
Fair value compensation expense	—	(285,245)

Pro Forma	$(276,031)	$(1,182,420)

Basic and Diluted Net Loss per Share:
As Reported	$(0.01)	$(0.03)
Fair value compensation expense	—	(0.01)

Pro Forma	$(0.01)	$(0.04)

Stock Based Compensation:
As Reported	$—	$24,025
Fair value compensation expense	—	(309,270)

Pro Forma	$—	$(285,245)

     The fair value of the options granted during the three months and nine months ended March 31, 2007 and March 31, 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected	Expected	Expected
	Interest Rate	Dividend Yield	Life	Volatility
Three Months Ended
March 31, 2007	4.50%	None	5 years	149.69%
March 31, 2006	N/A	N/A	N/A	N/A

Nine Months Ended
March 31, 2007	4.50%	None	2 — 5 years	138.07-151.94%
March 31, 2006	4.25%	None	5 years	112.00%
     Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of option is based on the life of the option agreements. Risk-free interest rate is determined using the U.S. treasury rate.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2007
3. Stock Options (continued)
     As of March 31, 2007, there was $251,625 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 2.75 years.
4. Stock Based Compensation
     The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2007. A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the employment agreement). Accordingly, the Company has accrued a compensation liability of $341,250 at March 31, 2007, which is the fair market value of 2,625,000 phantom shares granted as of March 31, 2007 pursuant to this provision. Due to the changes in the price of the Company’s common stock, the Company recorded an expense of $68,250 and $73,500 in compensation cost for the three and nine months ended March 31, 2007, compared to $147,000 and 274,500 in compensation costs for the three and nine months ended March 31, 2006, respectively.
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
6. Exercise Dates of Warrants
     On March 28, 2007, the Company agreed to extend the exercise date of its outstanding remaining 50% Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were initially exercised on or before June 23, 2006 (collectively, the “Remaining Warrants”) and were granted in connection with the Company’s private offering which closed on August 28, 2003. The Remaining Warrants, which would have expired on March 30, 2007, were extended to expire on June 29, 2007.
Additionally, on March 28, 2007, the Company agreed to extend the exercise date of its outstanding Warrant B warrants from March 30, 2007 to June 29, 2007, to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share (collectively, the “February B Warrants”), granted in connection with the Company’s private offering, which closed on February 9, 2004. For those holders who exercise at least fifty percent (50%) of their February B Warrants by June 29, 2007, the Company has agreed to further extend the exercise date of the remaining February B Warrants held by such holders to September 28, 2007.

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
•	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Because the CR-2000 Research System bears the CE Mark (CE0123 ) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

•	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a purchase, lease or “per-patient-tested” rental basis. Utilizing our Central Data Management Facility, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. In fiscal year 2005, we implemented a rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor® DO-2020 System.

•	The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.
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
     In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition. Once purchased, neither customers nor distributors have a right to return or exchange our product. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion. Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use. For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.
     Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs. As of March 31, 2007 and June 30, 2006, there is no allowance for doubtful accounts.
     Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales. As of March 31, 2007 and June 30, 2006, there is an inventory reserve allowance.
     Research and Development. For the three months and nine months ended March 31, 2007, we incurred research and development costs of $-0- and $31,858. We did not incur any research and development costs for the three and nine months ended March 31, 2006.
Results of Operations
     As of March 31, 2007, we had an accumulated deficit of $26,468,752, attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of March 31, 2007, we had cash and cash equivalents of $1,431,380. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2007.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$469,151	$404,800	$57,955	$6,396
Cost of Sales	13,899	6,675	6,765	459

Gross Profit	$455,252	$398,125	$51,190	$5,937

	Three Months Ended March 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$571,988	$457,328	$107,066	$7,594
Cost of Sales	26,471	4,532	21,629	310

Gross Profit	$545,517	$452,796	$85,437	$7,284

     Revenue. Total Revenue for the three months ended March 31, 2007 was $469,151, compared to $571,988 for the three months ended March 31, 2006, an 18.0% decrease.
     Equipment Sales Revenue for the three months ended March 31, 2007 was $404,800, compared to $457,328 for the three months ended March 31, 2006, an 11.5% decrease. Revenue relating to international equipment sales was $13,500 for the three months ended March 31, 2007 and $53,650 for the three months ended March 31, 2006, a 74.8% decrease.

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
     In addition, when our CVProfilor® DO-2020 System is being rented on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support our operations during this period.
     For the three months ended March 31, 2007, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $57,955, compared to $107,066 for the three months ended March 31, 2006, a 45.9% decrease. We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues.
     For the three months ended March 31, 2007, Service/Contract Income was $6,396, compared to $7,594 for the three months ended March 31, 2006, a 15.8% decrease.
     Expenses. Total selling, general and administrative expenses for the three months ended March 31, 2007 were $546,672, compared to $831,318 for the three months ended March 31, 2006, a 34.2% decrease. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31
	2007	2006
Wages, related expenses and benefits	$129,984	$352,850
Patents and related expenses	—	2,129
Outside consultants	32,390	41,189
Rent (building/equipment) and utilities	23,295	25,647
Insurance-general and directors/officers liability	14,503	14,275
Selling, marketing and promotion, including applicable wages	251,115	277,197
Legal and audit/accounting fees	14,117	45,746
Royalties	14,818	16,932
Depreciation and amortization	3,272	9,531
Research and development	—	—
Stock option expense	29,875	—
Other-general and administrative	33,303	45,822

Total selling, general and administrative expenses	$546,672	$831,318

     Wages, related expenses and benefits decreased from $352,850 to $129,984 for the three months ended March 31, 2006 and 2007, respectively, a 63% decrease. Included in the $129,984 expense amount for the three months ended March 31, 2007 is a non-cash charge of $68,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4). For the three months ended March 31, 2006, $229,500 of the $352,850 expense amount related to a similar non-cash charge.
     Outside consultants expense decreased from $41,189 to $32,390 for the three months ended March 31, 2006 and 2007, respectively, a 21.4% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems and regulatory affairs consultants in the three months ended March 31, 2007.
     Selling, marketing and promotion expense decreased from $277,197 to $251,115 for the three months ended March 31, 2006 and 2007, respectively a 9% decrease. This category includes wages and commissions paid to our sales reps, marketing expenses and, travel and convention expenses. This decrease is due mainly to a decrease in our sales force, which has declined from three sales reps at the end of March 31, 2006 to two sales reps at the end of March 31, 2007.
     Legal and audit/accounting fees decreased from $45,746 to $14,117 for the three months ended March 31, 2006 and 2007, respectively, a 69% decrease. This decrease is largely due to conclusion of the litigation as described in Footnote 2 to the Financial Statements which was finally settled on November 29, 2006.
     Stock option expense was $29,875 for the three months ended March 31, 2007. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended March 31, 2007. There was no stock option expense recognized for the three months ended March 31, 2006.
     Other- general and administrative expenses decreased from $45,822 to $33,303 for the three months ended March 31, 2006 and 2007, respectively, a 27.3% decrease.

     Interest income was $14,472 and $9,770 for the three months ended March 31, 2007 and 2006, respectively.
     Net loss was $76,948 for the three months ended March 31, 2007, compared to a net loss of $276,031 for the three months ended March 31, 2006, a 72% decrease. For the three months ended March 31, 2007, basic and diluted net loss per share was $(.00), based on weighted average shares outstanding of 39,542,020. For the three months ended March 31, 2006, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 35,012,499.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
     The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2007 and 2006:

	Nine Months Ended March 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$1,440,359	$1,214,606	$198,540	$27,213
Cost of Sales	47,474	18,468	26,868	2,138

Gross Profit	$1,392,885	$1,196,138	$171,672	$25,075

	Nine Months Ended March 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$1,494,010	$1,142,986	$334,210	$16,814
Cost of Sales	88,964	18,684	69,809	471

Gross Profit	$1,405,046	$1,124,302	$264,401	$16,343

     Revenue. Total Revenue for the nine months ended March 31, 2007 was $1,440,359, compared to $1,494,010 for the nine months ended March 31, 2006, a 4% decrease.
     Equipment Sales Revenue for the nine months ended March 31, 2007 was $1,214,606, compared to $1,142,986 for the nine months ended March 31, 2006, a 6% increase. In fiscal year 2005, we implemented a rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor. Revenue relating to international equipment sales was $38,000 for the nine months ended March 31, 2007 and $261,611 for the nine months ended March 31, 2006, an 85% decrease. Included in the $261,611 amount for March 31, 2006 is the sale of ten (10) CVProfilor® DO-2020 Systems to one of our international distributors which totaled $135,236.
     For the nine months ended March 31, 2007, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $198,540, compared to $334,210 for the nine months ended March 31, 2006, a 41% decrease. We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues. The per-test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.
     For the nine months ended March 31, 2007, Service/Contract Income was $27,213 compared to $16,814 for the nine months ended March 31, 2006, a 62% increase. This increase is due mainly to our increase in warranty service agreements.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of March 31, 2007, the Inventory Reserve Allowance balance is $586,144. The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Cost of Sales	$16,370	$65,065	$81,380	$185,111
Inventory Reserve Adjustment	(2,471)	(38,594)	(33,906)	(96,147)

Cost of Sales, as reported	$13,899	$26,471	$47,474	$88,964

     Expenses. Total selling, general and administrative expenses for the nine months ended March 31, 2007 were $1,933,632, compared to $2,332,666 for the nine months ended March 31, 2006, a 17% decrease. The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31
	2007	2006
Wages, related expenses and benefits	$371,269	$773,551
Patents and related expenses	1,866	3,177
Outside consultants	118,171	193,065
Rent (building/equipment) and utilities	72,163	75,885
Insurance-general and directors/officers liability	42,439	46,690
Selling, marketing and promotion, including applicable wages	843,263	852,870
Legal and audit/accounting fees	123,446	138,978
Royalties	42,207	44,316
Depreciation and amortization	10,022	31,046
Research and development	31,858	—
Stock option expense	114,390	24,025
Other-general and administrative	162,538	149,063

Total selling, general and administrative expenses	$1,933,632	$2,332,666

     Wages, related expenses and benefits: Included in the $371,269 expense amount for the nine months ended March 31, 2007 is a non-cash charge of $73,500 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. For the nine months ended March 31, 2006, $439,500 of the $773,551 amount related to a similar non-cash charge.
     Outside consultants expense decreased from $193,065 to $118,171 for the nine months ended March 31, 2006 and 2007, respectively, a 39% decrease. Included in the $118,171 expense amount for the nine months ended March 31, 2007 is $25,947 that relates to our quality systems and regulatory affairs consultants. For the nine months ended March 31, 2006, $78,432 of $193,065 amount related to a similar expense charge.
     Selling, marketing and promotion expense decreased from $852,870 for the nine months ended March 31, 2006 to $843,263 for the nine months ended March 31, 2007, a 1% decrease. This category includes wages and commissions paid to our sales reps, marketing expenses and, travel and convention expenses.
     Stock option expense was $114,390 for the nine months ended March 31, 2007. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the nine months ended March 31, 2007. For the nine month period ended March 31, 2006, the stock option expense was the one-time expense associated with the company accelerating the vesting of all of the outstanding options at November, 2005.
     Other – general and administrative expenses increased from $149,063 for the nine months ended March 31, 2006 to $162,538 for the nine months ended March 31, 2007, a 9% increase.
     Interest income was $42,215 and $30,445 for the nine months ended March 31, 2007 and 2006, respectively, a 38.6% increase.
     Net loss was $490,433 and $897,175 for the nine months ended March 31, 2007 and 2006, respectively. For the nine months ended March 31, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,850,795. For the nine months ended March 31, 2006, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 33,726,604.
Off-Balance Sheet Arrangements
     During the quarter ended March 31, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
Liquidity and Capital Resources
     Cash and cash equivalents had a net decrease of $291,533 and a net increase of $289,443 for the nine months ended March 31, 2007 and March 31, 2006, respectively. The significant elements of these changes were as follows:

	Nine Months Ended March 31
Net cash used in operating activities:	2007	2006
— net (loss), as adjusted for non-cash items	$(262,316)	$(477,950)

— increase in CEO Stock based compensation – (A) expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.	(A) 73,500	(A) 274,500
     We have incurred operating losses and have not generated positive cash flow from operations. As of March 31, 2007, we had an accumulated deficit of $26,468,752.
     As of March 31, 2007, we had cash and cash equivalents of $1,431,380 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor®

     DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2007.
     Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with hypertension and diabetes. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements, sales and utilization of our CVProfilor® DO-2020 System.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On November 27, 2006, the Company announced that a cash settlement in lieu of common stock had been agreed to regarding the previously disclosed matter. The plaintiffs agreed to accept a cash payment of $46,000 in lieu of 714,286 shares of registered common stock. On December 29, 2006, the stock certificate for 714,286 shares of the Company’s common stock was cancelled. The $46,000 cash payment satisfies the requirement to provide $100,000 worth of freely tradable shares of the Company’s common stock. As of December 31, 2006, there is no amount accrued regarding this matter as all claims have been settled in full by payment of cash.
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

Date: May 14, 2007