Form 10KSB
period 2007-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2007-09-27
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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
Common Stock ($.01 par value)
(Title of Class)
Redeemable Class B Warrant
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     The issuer’s revenues for the fiscal year ended June 30, 2007 were $1,878,840.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Company’s common stock and Series A Convertible Preferred Stock held by non-affiliates of the issuer as of September 14, 2007, when the last sale price of the Company’s common stock was $0.18 as reported by the OTC Bulletin Board, was approximately $4,986,000.
     There were 39,651,308 shares of the issuer’s common stock, $.01 par value per share and 853,851 shares of Series A Convertible Preferred Stock, $.01 par value per share, outstanding as of September 14, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
          None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-KSB
For the Year Ended June 30, 2007
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

i

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
ITEM 1. Business
     We are currently marketing three products:
     CVProfilor® DO-2020 CardioVascular Profiling System. The CVProfilor® DO-2020 System has been approved by the FDA, and is being marketed to primary care physicians and other health care professionals within the United States. These physicians and other health care professionals can either purchase the CVProfilor® DO-2020 directly from us, lease it through a third-party capital lease, or rent it from us on a “per-patient-tested” rental basis.
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

     According to the American Heart Association’s (“AHA”) Heart Disease and Stroke Statistics – 2006 Update, in 2003, more than 910,600 Americans died from heart disease-related conditions, such as heart attack, high blood pressure, stroke, heart failure, and congenital heart defects. Heart disease-related illnesses have been the country’s deadliest conditions for more than a century. It’s been the No. 1 cause of death since 1900, except for the year 1918. Today, more than 71 million Americans have heart disease, including 27.4 million people aged 65 or older. That number is expected to skyrocket as the nation ages. By the year 2010, heart disease will affect 40 million Americans aged 65 and older, predicts the AHA. Heart disease kills more than 150,000 Americans per year under the age of 65. Besides the human toll, heart disease is also financially costly. In 2006, heart disease will cost America more than $403 billion in direct and indirect costs, the AHA estimates.
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
     Currently, hypertension is diagnosed when an individual crosses an established blood pressure threshold. In recognition of the fact that hypertension-related cardiovascular disease is a complex process that begins before blood pressure values reach levels currently used to define hypertension, the Hypertension Working Group of the American Society of Hypertension, proposed in 2005 that the medical definition of hypertension be changed to: “Hypertension is a progressive cardiovascular syndrome arising from complex and interrelated etiologies. Early markers of the syndrome are often present before blood pressure elevation is observed; therefore, hypertension cannot be classified solely by discrete blood pressure thresholds. Progression is strongly associated with functional and structural cardiac and vascular abnormalities that damage the heart, kidneys, brain, vascular, and other organs and lead to premature morbidity and death.” The Hypertension Working Group recommends improving clinical care for individuals with hypertension through the coordination of two important goals: lowering blood pressure and protecting the heart, blood vessels and target organs of the patient, simultaneously.
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
     The Products
     We currently have designed, developed and are marketing three products:
–  HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System
–  CVProfilor® DO-2020 CardioVascular Profiling System
–  CVProfilor® MD-3000 CardioVascular Profiling System
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
     CardioVascular Profile (CVProfile™) Report
     The Research CardioVascular Profile Report currently generated by the CR-2000 Research System presents the following parameters:
–	1.5 Second Blood Pressure Waveform Graph – Pulse Pressure – Estimated Stroke Volume Index

–	Large Artery Elasticity Index – Pulse Rate – Estimated Cardiac Output

–	Small Artery Elasticity Index – Estimated Cardiac Ejection Time – Estimated Cardiac Index

–	Systolic Blood Pressure – Estimated Stroke Volume – Total Vascular Impedance

–	Diastolic Blood Pressure – Body Surface Area – Systemic Vascular Resistance

–	Mean Arterial Pressure – Body Mass Index
     The CVProfile™ Report currently generated by the CVProfilor® DO-2020 System and the CVProfilor® MD-3000 System presents the following parameters:
–	1.5 Second Blood Pressure Waveform Graph – Mean Arterial Pressure

–	C1-Large Artery Elasticity Index – Pulse Pressure

–	C2-Small Artery Elasticity Index – Pulse Rate

–	Systolic Blood Pressure – Body Mass Index

–	Diastolic Blood Pressure – Body Surface Area
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

     Published Articles: Clinical Research Update
     Several scientific articles have been published in peer-reviewed medical journals which utilized either the CR-2000 Research System or the CVProfilor® DO-2020 System. We have over 250 abstracts and articles in our bibliography, all of which generally address our technology, our methodology, the relationship of arterial elasticity to cardiovascular disease, and/or the benefits of blood vessel elasticity assessment. In addition, more than half of these peer-reviewed, published articles and abstracts reference the utilization of the CVProfilor® DO-2020 System or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

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
     As of June 30, 2007, the CR-2000 Research System was being utilized in 25 countries throughout the world and users have contributed many of the articles in our bibliography of over 250 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.
     To date, five pharmaceutical firms and the National Institutes of Health/National Heart, Lung, and Blood Institute, the largest governmental clinical research agency, and the Centers for Disease Control, have allowed us to publicly discuss their use of the CR-2000 Research System for use in multi-site clinical trials.
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
     • The Centers for Disease Control used the CR-2000 Research System to study the effects of pollution on the vasculature;
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
     HDI/PulseWave™ CR-2000 Research System
     The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through international distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2007, the established end-user price in the U.S. for the CR-2000 Research System was approximately $26,000; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

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
     In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under four pricing structures. Physicians may:
     – purchase a new CVProfilor® DO-2020 System for $29,500;
     – rent the CVProfilor® DO-2020 System for a period of one year and pay a $45 per-patient-tested fee, subject to a minimum monthly fee of $625.
     – purchase a rented CVProfilor® DO-2020 System for a reduced price dependant upon the amount of cumulative rental payments made to HDI.
     The majority of our revenue is derived from sales of the CVProfilor® to physicians. A smaller number of physicians prefer to rent the CVProfilor® either as a means of a short-term trial or a long-term capital conservation strategy. For those that prefer to rent, we offer a per-patient-tested program that invoices physicians monthly based on the number of patients tested each month subject to a minimum monthly rental fee. We are currently using a small direct sales force to call on key physician opinion leaders. We plan to expand our sales network consistent with our capital availability and revenue growth.
     The “per-patient-tested” rental program allows the physician to: conduct a trial use of our arterial elasticity assessment technology without a sizeable upfront capital outlay; obtain positive cash flow and/or a positive margin with their very first use of the CVProfilor® DO-2020 System; generate additional clinic revenues with little or no additional costs; and have access to state-of-the-art cardiovascular screening technology without the risk of product obsolescence, product maintenance or repair, or product down-time. In certain circumstances and based upon their expectations as to utilization, a physician may feel that it may be more cost-effective to purchase a CVProfilor® DO-2020 System. In which case, we also offer the CVProfilor® DO-2020 System for purchase and a portion of their rental payments can be applied to the purchase price. We believe the per-patient-tested marketing approach reduces the economic risk to physicians as compared to a capital acquisition approach or “sales” approach and allows physicians to confirm the clinical value of the product before making a purchase decision. However, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020.
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
     Engineering
     In April 2001, we acquired certain assets of Solutions Engineering, Inc., or SEI, an external contract engineering firm based in St. Paul, Minnesota, that had been instrumental in the design, development and ongoing technical support of our products, including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies. We develop and provide ongoing technical support for our products. We contract with external hardware and software engineering firms for special projects in support of our products.
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
     We are aware of a number of firms that are developing or have developed products that attempt to measure vascular elasticity (sometimes referred to as vascular stiffness) and which may be viewed to a greater or lesser degree as competitive alternatives to our products. These firms include: ARTECH Medical (formerly Colson/Dupont Medical), Pantin, France; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.), based in Sydney, Australia; Colin Medical Technology Corporation, Kyoto, Japan (acquired by Omron Healthcare Co. Ltd., in June of 2005); Endothelix, Inc., Houston, Texas; Fukuda Denshi, Tokyo, Japan; Hemonix, Inc., Beverton, Oregon; International Medical Device Partners, or IMDP, Las Vegas, Nevada; Itamar Medical, Ltd., Caesarea, Israel; Meridian Co., Ltd., Seoul, Korea; Micro Medical, Kent, United Kingdom (recently acquired by VIASYS Healthcare Inc., in March of 2005); Novacor, Paris, France; Omron Healthcare, Inc., Bannockburn, Illinois, a subsidiary of Omron Corporation, Kyoto, Japan; Pie Medical Imaging bv, Maastricht, The Netherlands; Pulse Metric, Inc., or PMI, San Diego, California; Specaway Pty. Ltd., St. Pauls, New South Wales, Sydney, Australia; and Vasocor, Inc., Charleston, North Carolina..
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
     Reimbursement associated with physician utilization of our CVProfilor® MD-3000 System will be dependent on the health care policies of the country in which our CVProfilor® MD-3000 System is being used. Each country regulates health care coverage, service delivery and payment for services performed in a different manner. Therefore, we need to rely on our international distributors to understand the reimbursement policies within their geography and to position the CVProfilor® MD-3000 System consistent with those policies. In most cases, the distributor establishes a base of key opinion-leader physicians to use the CVProfilor® MD-3000 System and advocate for reimbursement with the country’s health care authorities.
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
     Employees and Consultants
     As of June 30, 2007, we employed 7 full-time employees, 2 of whom are engaged in sales positions and are not based at our corporate headquarters in Eagan, Minnesota. We believe that our employee relations are good.
     From time to time, we may engage consultants to provide various services. We currently engage consultants and independent contractors and have ongoing consultant relationships with several experts including the following:

     • experts in regulatory affairs and FDA matters;
     • software and hardware engineering consultants, and
     • Jay N. Cohn, M.D., as our Chief Medical Consultant;
     We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.
RISK FACTORS
The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.
Risks Related to Our Business
     We are presently generating only minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2007, we had an accumulated deficit of $26,482,330 attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.
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
     We may need additional capital in the future to continue our business. Until such time as our product generates sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $32,000. We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2007. We do not expect revenue generated by our products to be sufficient to meet our capital needs during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices without charge and establishing and maintaining an inventory of System components beyond June 30, 2007, depends to a significant degree on our ability to obtain sufficient and timely future financing. As we grow our business and begin to develop new geographical markets for our products, our current monthly burn rate may increase.
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

     Our success is mainly dependent upon a single product, the CVProfilor® DO-2020 System. On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any. To date, we have generated only minimal sale or rental revenue from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. We cannot assure you that physicians will use the CVProfilor® DO-2020 System once it is placed in their offices. Because our revenue is based, in part upon a fee charged per-patient-tested, the failure of physicians to use our CVProfilor® DO-2020 System would result in a material adverse effect on our financial results. Moreover, placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. Further, while we charge a fee per-patient-tested for the CVProfilor® DO-2020 System that we believe is competitive in the market, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to raise or lower our fees or alter our pricing or marketing structure in a manner that could have a material and adverse effect on us. In May of 2005, we introduced a rent-to-own program, whereby rental customers (those using the CVProfilor® DO-2020 System on a per-patient-tested basis) could purchase their used equipment at a price lower than the price for purchasing a new System by applying a portion of their collected rental payments toward the buy-down of the used equipment price. The sale of used equipment or conversion of rental customers to owners, while initially strong, has slowed down considerably as fewer rental customers remain from which to generate conversion revenues. Our ability to sell a new customers on purchasing the system outright has been more challenging than originally anticipated.
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
     Our marketing strategy may result in lower revenues. Originally, we focused our initial CVProfilor® DO-2020 marketing efforts on a “per-patient-tested” marketing strategy which we believed had a number of significant advantages for physicians over the more traditional product “sales” strategy. Our pricing under this “per-patient-tested” is as follows: a physician leases the CVProfilor® DO-2020 System for a period of one year, paying a $45 per test, subject to minimum monthly fee of $625. The per-patient-tested marketing strategy has one significant drawback for us over the more traditional product capital acquisition or “sales” strategy. This per-patient-tested rental approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 under this pricing follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays meant that we will generated little, if any, cash during the initial placement of the product and will required cash from other sources to support its operations during this period, the receipt of which cannot be assured. Currently, we provide the per=patient-tested rental option as a short-term trial prior to purchase. This provides the physician with an opportunity to appreciate the clinical and financial advantages of the CVProfilor® DO-2020 prior to purchase. Although CVProfilor® DO-2020 purchases are now the majority of our revenues, we cannot assure you that our marketing strategy will result in greater revenue, immediately or over time. While we believe that the per-patient-tested method may increase the rate of acceptance for some physician customers willing to ultimately purchase the CVProfilor® DO-2020, this may not be true. Additionally, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020, which cannot be assured.
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
     Our physician customers are dependent upon the availability of third party reimbursement to the physician and/or direct patient payment. While the cost of our products and services are reimbursed by certain private health coverage insurers and payer organizations, Medicare and certain of the private health coverage insurers and other payer organizations may not consistently provide reimbursement for our products and services. The availability of third party reimbursement for our medical products and services may affect the physician’s decision to use our products and services. As a result, our financial performance may be impacted by the availability of reimbursement, if any, for the cost of our products and services from government health administration authorities, private health coverage insurers and other payer organizations. Our experience has shown that reimbursement for the cost associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years, if ever. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenue. We cannot assure you that patients will be willing to pay for our products at prices, which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.
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
     We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business. By way of example, we currently obtain our Arterial PulseWave™ Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with Apollo Research Corp., or Apollo, our sole supplier of this component. In January 2001, we were advised by Apollo that they could not assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for production of approximately 600 of our products, which based upon our current estimates should be sufficient for production sufficient for several or more years of production. Similarly, we were also advised by Colin Medical Instruments Corp. , our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor. We currently have an inventory of such monitors, which we believe would be sufficient for 1-2 years of production. If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.
     We lack significant sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System in December 1998 and currently have not developed an international distribution network. We commenced marketing of the CVProfilor® DO-2020 System in March 2001 and have yet to generate any significant revenue based on placements of it. We have not yet developed a nationwide distribution network for our products. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of our products. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our products. Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our products. Our ability to expand product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support, and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

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
     Our thinly traded stock was under additional pressure as a result of the Chesney settlement. We had appealed the District Court ruling that provided to Chesney, et.al. with approximately $130,000 in cash and 714,286 shares of freely tradable common stock to the Minnesota Court of Appeals. The Appeals Court ruled against us. On November 27, 2006 the Company announced that a cash settlement in lieu of common stock had been agreed to regarding the above matter. The plaintiffs agreed to accept a cash payment of $46,000 in lieu of the 714,286 shares of registered common stock. On December 29, 2006 the stock certificate for 714,286 shares of the Company’s common stock was cancelled. The $46,000 cash payment satisfies the requirement to provide $100,000 worth of freely tradable shares of the Company’s common stock. As of June 30, 2007, there is no amount accrued regarding this matter as all claims have been settled in full by payment of cash.
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
     We depend upon key personnel and we must hire and retain qualified personnel to be successful. We are highly dependent on a limited number of key management personnel, particularly our Chief Executive Officer and Chairman, Mark N. Schwartz, our President and Secretary, Greg H. Guettler. We do not have key-person life insurance on these key personnel. Our future success will depend on our ability to attract and retain highly qualified personnel. The Schwartz Group (a group of investors represented by Alan Stern, Larry Leitner and Mark N. Schwartz) is in control of the Company and therefore will be able to effect changes in the management and other personnel of the Company. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement. We compete with other companies and organizations for the services of qualified consultants. The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.
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

Other Risks
          We are controlled by the Schwartz Group. We issued shares of Series A Convertible Preferred Stock and common stock to a group of investors represented by Alan Stern, Larry Leitner and Mark N. Schwartz, or the Schwartz Group, in the August 2003 and February 2004 Placements, which resulted in the Schwartz Group (specifically, Mark N. Schwartz pursuant to his irrevocable proxy) beneficially owning approximately 65% of our common stock, in the aggregate, on an as-converted basis as of September 14, 2007. As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we will be prohibited from making certain changes to our capital structure and business practices. Further, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in this Offering, of which the Schwartz Group will likely hold the majority, or without the consent of our Board of Directors, of which the Schwartz Group and its designees constitute the majority. As a result, the Schwartz Group not only exercises substantial control over all matters that would require shareholder approval, including electing directors and approving significant corporate transactions, but also exercises control over our operations. In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. This provision of our Articles of Incorporation and the concentration of ownership following the Offering may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.
          Our securities are illiquid and will be subject to rules relating to “penny stocks.” On March 17, 2003, we requested that our securities be withdrawn from The Nasdaq SmallCap Market. Since March 21, 2003, our securities have been quoted on the OTC Bulletin Board under the symbols “HDII.OB” for our common stock. Our Redeemable Class B Warrant, “HDIIZ.OB” expired on December 15, 2006. There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share.
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
     Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market. As of September 14, 2007, there were 39,651,308 shares of our common stock issued and outstanding. Of these outstanding shares, 34,744,592 shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144(k).

          As of September 14, 2007, we have a total of 26,798,291 shares of common stock, which may be issued upon exercise of the following options or warrants:
•	3,733,342 shares of our common stock purchasable through the exercise of options granted under our 2003 Stock Plan;

•	365,000 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;

•	1,069,000 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;

•	1,860,000 shares of our common stock purchasable through the exercise of options granted under our 2005 Stock Option Plan;

•	875,695 shares of our common stock purchasable through the exercise of other outstanding options and warrants, exercisable at per share exercise prices ranging from $0.25 to $3.70; and

•	10,768,974 shares of our common stock issuable upon exercise of the Warrants sold in the August 2003 and February 2004 Placements, and 8,126,280 additional shares of our common stock issuable upon conversion of the Series A Convertible Preferred Stock underlying the Warrants.
          We also have 10,266,540 shares of our common stock issuable upon conversion of our 855,545 outstanding shares of Series A Convertible Preferred Stock.
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
ITEM 2. Description of Property
          On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/Saint Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2003 to October 31, 2006. Effective September 1, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010. The monthly gross rent, including basic operating expenses, is approximately $6,300. We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.
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
          In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. We filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, we provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief. We filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedes bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of our common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court for the duration of the parties’ appeal process. On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court. The Company decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and negotiated a cash settlement of $46,000 in lieu of payment of 714,286 shares of common stock on November 22, 2006.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II
ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity / Securities
          Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”. Prior to March 21, 2003, our common stock was traded on The Nasdaq SmallCap Market under the ticker symbol “HDII”. As of September 14, 2007, there were: (i) 161 shareholders of record, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) outstanding options or warrants to purchase 7,903,037 shares of our common stock; (iii) 855,545 outstanding shares of Series A Convertible Preferred Stock which is convertible into 10,266,540 shares of our common stock; and (iv) 39,651,308 outstanding shares of our common stock, of which 34,744,592 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144(k).
          The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
	High	Low
Fiscal 2007
First Quarter	$0.10	$0.07
Second Quarter	0.13	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.12	0.12

Fiscal 2006
First Quarter	$0.32	$0.16
Second Quarter	0.27	0.18
Third Quarter	0.34	0.21
Fourth Quarter	0.37	0.25
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
Recent Sales of Unregistered Securities
          Option Grants
          During the fiscal year ended June 30, 2007, we granted options to purchase up to an aggregate of 605,000 shares of common stock to our employees, pursuant to our various Stock Plans. The options vest immediately, and have exercise prices between $0.08 and $0.20 per share.

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
▪	The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular and pharmaceutical studies. Further, because the CR-2000 Research System bears the CE Mark (CE 0123) and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

▪	In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals as a capital sale item and on a “per-patient-tested” rental basis. It can also be purchased or leased. Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our rental physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor. Acquisition options were enhanced with the assistance of a third-party leasing company, which the physician can use to acquire their CVProfilor.

▪	The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States. These distributors purchase the product from us and then re-sell it to end-user physicians in their territory. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries. The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.
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
     Research and Development. We incurred research and development costs of $31,858 and $30,314 for the fiscal year ended June 30, 2007 and June 30, 2006 respectively.
Results of Operations
     As of June 30, 2007, we had an accumulated deficit of $26,482,330, attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of June 30, 2007, we had cash and cash equivalents of $1,376,632. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2007.
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
     The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2007 and 2006, respectively:

	Fiscal Year Ended June 30, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,878,840	$1,593,706	$255,247	$29,887
Cost of Sales	66,413	31,462	32,793	2,158

Gross Profit	$1,812,427	$1,562,244	$222,454	$27,729

	Fiscal Year Ended June 30, 2006

		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,789,546	$1,352,486	$418,979	$18,081
Cost of Sales	90,447	2,181	87,796	470

Gross Profit	$1,699,099	$1,350,305	$331,183	$17,611

     Total Equipment Sales Revenue for the fiscal year ended June 30, 2007 was $1,593,706, compared to $1,352,486 for the fiscal year ended June 30, 2006, an 18% increase. We use the “per-patient-tested” rental model primarily to stimulate trial of the DO-2020 and provide a financial incentive for a renter to convert to a sale by crediting 30% of rental payments towards the purchase price of the DO-2020. This results in an increase in equipment sales revenue. Revenue relating to international equipment sales was $60,100 for the fiscal year ended June 30, 2007 and $261,611 for the fiscal year ended June 30, 2006, a 77% decrease. This decrease was largely due to a $135,000 order in December 2005 for the fiscal year ended June 30, 2006, from our Chinese distributor.
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
     In addition, because our CVProfilor® DO-2020 System is being marketed in part on a per-patient-tested basis, we have a delay in the cost recovery of our working assets. Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support our operations during this period.
     For the fiscal year ended June 30, 2007, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $255,247, compared to $418,979 for the fiscal year ended June 30, 2006, a 39% decrease. As we use the rental model primarily as a means of generating trial with a hopeful move to a sale, renters will not, in the majority of cases, remain in the rental mode as long as previous. This will result in lower rental revenues.
     For the fiscal year ended June 30, 2007, Service/Contract Income was $29,887, compared to $18,081 for the fiscal year ended June 30, 2006, a 65% increase.

     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of June 30, 2007, the Inventory Reserve Allowance balance is $542,656. The following table shows the effect of this adjustment for the periods indicated:

	Fiscal Year Ended June 30
	2007	2006
Cost of Sales	$189,262	$188,936
Inventory Reserve Adjustment	(122,849)	(98,489)

Cost of Sales, as reported	$66,413	$90,447

     Total selling, general and administrative expenses for the fiscal year ended June 30, 2007 were $2,381,310 compared to $3,018,624 for the fiscal year ended June 30, 2006, a 21% decrease. The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30
	2007	2006
Wages, related expenses and benefits	$509,864	$1,093,018
Patents and related expenses	1,866	3,177
Outside consultants	111,172	180,182
Rent (building/equipment) and utilities	95,015	100,846
Insurance-general and directors/officers liability	50,290	61,841
Selling, marketing and promotion, including applicable wages	1,032,649	1,060,564
Legal and audit/accounting fees	143,352	168,585
Royalties	55,256	53,129
Depreciation and amortization	13,200	34,511
Research and development	31,858	30,314
Compensation expense, accelerated stock option vesting	—	24,025
Stock option expense	135,740	—
Other-general and administrative	201,048	208,432

Total selling, general and administrative expenses	$2,381,310	$3,018,624

     Wages, related expenses and benefits decreased from $1,093,018 to $509,864 for the fiscal years ended June 30, 2006 and June 30, 2007, respectively, a 53% decrease. Included in the $509,864 expense amount for the fiscal year ended June 30, 2007 is an accrued compensation non-cash charge of $110,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us. Included in the $1,093,018 expense amount for the fiscal year ended June 30, 2006 is an accrued compensation non-cash charge of $395,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
     Outside consultants expense decreased from $180,182 for the fiscal year ended June 30, 2006 to $111,172 for the fiscal year ended June 30, 2007, a 38% decrease. Included in the $111,172 expense amount for the fiscal year ended June 30, 2007 is $26,259 that relates to services provided by outside service consultants in support of the Company’s quality systems pertaining to manufacturing, certification and marketing of its medical devices both domestically and internationally, as well as support of regulatory affairs matters. In fiscal year 2006, we decided to outsource our quality systems and regulatory affairs functions.

     Selling, marketing and promotion expense decreased from $1,060,564 for the fiscal year ended June 30, 2006 to $1,032,649 for the fiscal year ended June 30, 2007, a 2% decrease. This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.
     Legal and audit/accounting fees decreased from $168,585 to $143,352 for the fiscal years ended June 30, 2006 and 2007, respectively, a 15% decrease. This decrease was a result of lower legal fees associated with the Chesney matter.
     Research and Development expense increase from $30,314 for the fiscal year ended June 30, 2006 to $31,858 for the fiscal year ended June 30, 2007, a 5% increase.
     Interest income was $56,773 and $46,783 for the fiscal years ended June 30, 2007 and 2006, respectively.
     Net loss was $504,011 and $1,272,742 for the fiscal years ended June 30, 2007 and 2006, respectively. For the fiscal year ended June 30, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,793,320. For the fiscal year ended June 30, 2006, basic and diluted net loss per share was $(.04), based on weighted average shares outstanding of 35,219,474.
Liquidity and Capital Resources
     Cash and cash equivalents had a net decrease of $346,281 and a net increase of $197,048 for the years ended June 30, 2007 and June 30, 2006, respectively. The significant elements of these changes were as follows:

	Fiscal Year Ended June 30
Net cash used in operating activities:	2007	2006
— net loss, as adjusted for non-cash items	$(207,736)	$(998,486)
(expenses associated with depreciation, amortization, stock options)

— (increase) decrease in accounts receivable:	(A) (116,337)	(85,068)
– (A) We are accommodating some customers with longer terms, and also, may offer customers 30-60-90 day terms.

— (increase) in inventory:	(B) 46,756	(12,685)
– (B) We continue to replenish inventory for items that are needed to build new units.

— increase in accrued payroll and payroll taxes:	(C) 92,222	(C) 450,288
– (C) expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
     We have incurred operating losses and have not generated positive cash flow from operations. As of June 30, 2007, we had an accumulated deficit of $26,482,330.
     As of June 30, 2007, we had cash and cash equivalents of $1,376,632 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2007.

     Our current marketing strategy focuses on selling the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements, sales and utilization of our CVProfilor® DO-2020 System. We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a distribution network calling on these same physicians; or 3) a combination of the internal sales force and external distribution network methods. We believe this dual method of expansion offers us the greatest opportunity for success. We are pursuing discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide. In the short term, we have also focused on international sales of our CR-2000 Research System and CVProfilor® MD-3000 System as a means of generating cash to support operational expenses.
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
     Recent Accounting Pronouncements
          The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to Q1 of our fiscal year ending June 30, 2008. The impact of FIN No. 48 has not been determined at this time.

     FASB 157
          The (FASB) has issued (SFAS) No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or receive to assume the liability at the measurement date (an entry price).
          SFAS No 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in thus Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.
          SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.
          The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

ITEM 7. Financial Statements
Financial Statements
Hypertension Diagnostics, Inc.
Years Ended June 30, 2007 and 2006

Hypertension Diagnostics, Inc.
Financial Statements
Years Ended June 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.
     We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the financial statements, effective July 1, 2006 the Company adopted statement of Financial Accounting Standards No. 123(R), “share Based Payment.”
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
August 17, 2007

Hypertension Diagnostics, Inc.
Balance Sheets

	June 30,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,376,632	$1,722,913
Accounts receivable	293,997	177,660
Inventory	288,208	334,963
Prepaids and other current assets	17,988	21,854

Total Current Assets	1,976,825	2,257,390

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,119,264	1,193,807
Less accumulated depreciation and amortization	(1,099,436)	(1,128,980)

	37,030	82,029

Other Assets	6,530	6,530

Total Assets	$2,020,385	$2,345,949

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,700	$58,895
Accrued payroll and payroll taxes	490,324	398,101
Deferred revenue	16,503	12,454
Deposits from Customers	30,125	—
Other accrued expenses	27,472	19,631

Total Current Liabilities	582,124	489,081

Deferred Revenue, less current portion	12,118	16,454

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—855,545 and 871,225 at June 30, 2007 and 2006, respectively; each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $2,817,818 and $2,391,218 at June 30, 2007 and 2006, respectively)	8,555	8,712
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares— 39,630,980 and 40,157,106 at June 30, 2007 and 2006, respectively	396,310	401,571
Additional paid-in capital	27,503,608	27,408,450
Accumulated deficit	(26,482,330)	(25,978,319)

Total Shareholders’ Equity	1,426,143	1,840,414

Total Liabilities and Shareholders’ Equity	$2,020,385	$2,345,949

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations

	Year Ended June 30,
	2007	2006
Revenue:
Equipment sales	$1,593,706	$1,352,486
Equipment rental	255,247	418,979
Service/contract income	29,887	18,081

	1,878,840	1,789,546
Cost of Sales	66,413	90,447

Gross Profit	1,812,427	1,699,099

Expenses:
Selling, general and administrative	2,381,310	3,018,624
Gain on sale of property and equipment	(8,099)	—

Total Expenses	2,373,211	3,018,624

Operating Loss	(560,784)	(1,319,525)

Other Income:
Interest income	56,773	46,783

Total Other Income	56,773	46,783

Net Loss	$(504,011)	$(1,272,742)

Basic and Diluted Net Loss per Share	$(.01)	$(.04)
Weighted Average Shares Outstanding	39,793,320	35,219,474
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Shareholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2005	915,411	$9,154	32,743,083	$327,431	$25,972,529	$(24,705,577)	$1,603,537
Value of Common Stock issued in lieu of cash	—	—	2,214,286	22,143	489,475	—	511,618
Conversion of Preferred Stock into Common Stock	(199,349)	(1,994)	2,392,188	23,922	(21,928)	—	—
Warrants exercised	155,163	1,552	2,807,549	28,075	944,349	—	973,976
Accelerated vesting of outstanding stock options	—	—	—	—	24,025	—	24,025
Net loss	—	—	—	—	—	(1,272,742)	(1,272,742)

Balance at June 30, 2006	871,225	8,712	40,157,106	401,571	27,408,450	(25,978,319)	1,840,414
Redemption of Common Stock	—	—	(714,286)	(7,143)	(38,857)	—	(46,000)
Conversion of Preferred Stock into Common Stock	(15,680)	(157)	188,160	1,882	(1,725)	—	—
Normal vesting of outstanding stock options	—	—	—	—	135,740	—	135,740
Net loss	—	—	—	—	—	(504,011)	(504,011)

Balance at June 30, 2007	855,545	$8,555	39,630,980	$396,310	$27,503,608	$(26,482,330)	$1,426,143

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	Year Ended June 30,
	2007	2006
Operating Activities:
Net loss	$(504,011)	$(1,272,742)
Adjustments to reconcile net loss to net cash used in operating activities:
CEO stock based compensation expense	110,250	292,500
Depreciation	45,993	122,307
Net book value of disposed rental assets	4,292	21,306
Gain on sale of property and equipment	(8,099)
Stock options expense	135,740	24,025
Change in operating assets and liabilities:
Accounts receivable	(116,337)	(85,068)
Inventory	46,756	(12,685)
Prepaids and other current assets	3,866	158
Accounts payable	(41,195)	(27,063)
Accrued payroll and payroll taxes	(18,028)	157,788
Deferred revenue	(287)	7,995
Other accrued expenses	37,966	(4,396)

Net cash used in operating activities	(303,094)	(775,875)

Investing Activities:
Purchase of property and equipment	(5,286)	(1,053)
Proceeds from disposal of property and equipment	8,099	—

Net cash provided by/(used in) investing activities	2,813	(1,053)

Financing Activities:
Issuance of Preferred Stock and Common Stock	—	973,976
Redemption of Common Stock	(46,000)	—

Net cash provided by/(used in) financing activities	(46,000)	973,976

Net increase/(decrease) in cash and cash equivalents	(346,281)	197,048
Cash and cash equivalents at beginning of period	1,722,913	1,525,865

Cash and cash equivalents at end of period	$1,376,632	$1,722,913

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
1. Organization and Significant Accounting Policies
Description of Business
     Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system. The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.
Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2007 and 2006, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized. The Company maintains cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.
Accounts Receivable
     The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2007 and 2006.
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
June 30, 2007 and 2006
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
Research and Development Costs
     All research and development costs are charged to expense as incurred. The Company incurred $31,858 and $30,314 in research and development costs for the fiscal years ended June 30, 2007, and June 30, 2006, respectively.
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
1. Organization and Significant Accounting Policies (Continued)
conversion of preferred stock. However, since the Company reported losses for all periods presented, all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.
Stock-Based Compensation
The Company regularly grants options to individuals under various plans as described in Note 4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company implemented FAS 123(R) on July 1, 2006, using the modified prospective transition method.
     In order to reward employees and board members for their outstanding service over a term of many years, in November 2005, the Board of Directors approved the acceleration of the vesting of all of the then outstanding options under the 1995, 1998 and 2003 Stock Option Plans. This action resulted in the exercisability of all outstanding options being accelerated and fully vested. At the date of the acceleration of the vesting, since the exercise price(s) of some of the outstanding options were less than the market price of the common stock (“in the money” options), compensation expense in the amount of $24,025 was recorded under the intrinsic value method. This acceleration resulted in an additional $208,407 of net compensation expense being included in the following tables for the year ended June 30, 2006. If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS No. 123, net loss and net loss per share would have been as follows:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
1. Organization and Significant Accounting Policies (Continued)

Year Ended
June 30
2006
Net Loss:
As Reported	$(1,272,742)
Fair value compensation expense	(304,245)

Pro forma	$(1,576,987)

Basic and Diluted Net Loss per Share:
As Reported	$(0.04)
Fair value compensation expense	(0.01)

Pro forma	$(0.05)

Stock Based Compensation:
As Reported	$24,025
Fair value compensation expense	(328,270)

Pro forma	$(304,245)

     The fair value of options granted during fiscal year 2007 and fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected
	Risk-Free	Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2007	4.50%	None	5 years	138.07-151.94%
June 30, 2006	4.25% — 4.50%	None	5 years	112%
          Volatility was determined using the Company’s historical volatility rates.
          Recent Accounting Pronouncements
          The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to Q1 of our fiscal year ending June 30, 2008. The impact of FIN No. 48 has not been determined at this time.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
1. Organization and Significant Accounting Policies (Continued)
          FASB 157
          The (FASB) has issued (SFAS) No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or receive to assume the liability at the measurement date (an entry price).
          SFAS No 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in thus Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.
          SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.
          The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.
2. Income Taxes
     Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2007	2006
Tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0

Effective income tax rate	—%	—%

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
2. Income Taxes (continued)
     At June 30, 2007, the Company has net operating loss carry forwards totaling approximately $21,050,000 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

2010	$548,000
2011	364,000
2012	772,000
2013	1,109,000
2019	2,124,000
2020	3,253,000
2021	2,132,000
2022	3,607,000
2023	3,223,000
2024	1,764,000
2025	1,042,000
2026	854,000
2027	258,000

$21,050,000

     No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.
          Components of deferred tax assets are as follows:

	June 30
	2007	2006
Loss carry forwards	$8,200,725	$8,050,798
Inventory Reserve	217,062	266,202
Deferred Compensation	151,200	—
Less valuation allowance	(8,568,987)	(8,317,000)

Net deferred tax assets	$—	$—

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
3. Shareholders’ Equity (Continued)
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
     In addition, so long as any shares of the Series A Preferred Stock are outstanding, the Company may not, without the approval of the majority of the holders of the Series A Preferred Stock then outstanding, take certain corporate actions, as described in the Certificate of Designation. Upon any liquidation, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets a liquidation preference equal to an internal rate of return on the adjusted stated value of the Series A Preferred Stock (currently $1.68 per share) equal to 20%. Any assets remaining after this initial distribution shall be distributed to the holders of the Company’s common stock and the Series A Preferred Stock on an as-if converted basis.
     Stock Options and Common Stock Issued in Lieu of Cash
     On January 13, 2005, the Company entered into an employment agreement with its CEO whereby the Company agreed to grant 125,000 shares of its common stock to its CEO for every month of employment for the period January 1, 2005 through December 31, 2005. In accordance with this agreement, on March 31, 2006, the Company issued 1,500,000 shares of its common stock to its CEO for the calendar year 2005 period. The fair market value of the shares at that date was $420,000.
     On June 5, 2006, the Company entered into another employment agreement for the period January 1, 2006 through December 31, 2006, whereby it accrued 175,000 phantom shares of its common stock per month payable to its CEO. A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined). Accordingly, the Company has accrued a compensation liability of $267,750 at June 30, 2006, which is the fair market value of 1,050,000 shares relating to this provision. The Company extended the employment agreement for the period January 1, 2007 through December 31, 2007, whereby it will continue to accrue 175,000 phantom shares of its common stock per month payable to its CEO. Accordingly the Company has accrued a compensation liability of $378,000 at June 30, 2007, which is the fair market value of 3,150,000 shares relating to this provision. Due to the changes in the price of the Company’s common stock, the Company recorded an expense of $110,250 and $292,500 for the fiscal year ended June 30, 2007 and June 30, 2006 respectively.
     During the fiscal year ended June 30, 2005, the Company entered into various consulting agreements with different individuals. All of these agreements related to providing services to the Company regarding the development of the market for the Company’s CVProfilor® DO-2020 CardioVascular Profiling System. In consideration for the consulting services, the Company agreed to pay certain consulting fees and granted certain stock options. The fair value of the options granted was determined utilizing the Black-Scholes pricing model and the total fair value was amortized / expensed in accordance with the term of each consulting agreement. The total amount expensed regarding these consulting agreements during the fiscal years ended June 30, 2007 and 2006 was $583 and $0, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
3. Shareholders’ Equity (Continued)
     Conversion of Preferred Stock into Common Stock
     During the fiscal years ended June 30, 2007 and 2006, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock. An aggregate of 15,680 shares of Series A Convertible Preferred Stock were converted into an aggregate of 188,160 shares of common stock for the fiscal year ended June 30, 2007 and an aggregate of 199,349 shares of Series A Convertible Preferred Stock were converted into an aggregate of 2,392,188 shares of common stock for the fiscal year ended June 30, 2006.
     Exercise of Warrants and Options
     The following is a summary of preferred stock and common stock purchase warrants that were exercised:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
3. Shareholders’ Equity (Continued)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
FISCAL YEAR ENDED JUNE 30, 2007

August 28, 2003 Placement
Warrant B (Preferred — $2.64/share; Common — $0.22/share)	—	$—	—	$—

February 9, 2004 Placement
Warrant A (Preferred — $2.04/share; Common — $0.17/share)	—	$—	—	$—

Publicly Traded Warrants
Redeemable Class B Warrants (Common — $0.22/share)	N/A	N/A	—	—

TOTAL	—	$—	—	$—

FISCAL YEAR ENDED JUNE 30, 2006

August 28, 2003 Placement
Warrant B (Preferred — $2.64/share; Common — $0.22/share)	116,956	$308,757	1,859,927	$409,180

February 9, 2004 Placement
Warrant A (Preferred — $2.04/share; Common — $0.17/share)	38,207	77,942	607,611	103,294

Publicly Traded Warrants
Redeemable Class B Warrants (Common — $0.22/share)	N/A	N/A	340,011	74,803

TOTAL	155,163	$386,699	2,807,549	$587,277

The following is a summary of the outstanding stock purchase warrants as of June 30, 2007:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
     3. Shareholders’ Equity (Continued)

	Warrant A		Warrant B		Warrant C
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$ .17	$ 2.64	$ .22	$3.60	$.30
August 2003 Placement	585,980	9,318,866	468,797	7,455,114	410,198	6,523,233

Exercised during fiscal 2006	—	—	(116,956)	(1,859,927)	—	—
Expired during fiscal 2006	—	—	(262,031)	(4,167,016)	—	—

Outstanding Balance, June 30, 2006	—	—	89,810	1,428,171	410,198	6,523,233

Exercised during fiscal 2007	—	—	—	—	—	—
Expired during fiscal 2007	—	—	—	—	—	—

Outstanding Balance, June 30, 2007	—	—	89,810	1,428,171	410,198	6,523,233

Expiration Date	—	—	09/28/07	09/28/07	8/28/08	8/28/08

February 2004 Placement	118,113	1,878,365	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2006	(38,207)	(607,611)	—	—	—	—
Expired during fiscal 2006	—	—	—	—	—	—

Outstanding Balance, June 30, 2006	—	—	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2007			—	—	—	—
Expired during fiscal 2007	—	—	—	—	—	—

Outstanding Balance, June 30, 2007	—	—	94,496	1,502,702	82,686	1,314,868

Expiration Date	—	—	9/28/07	9/28/07	2/9/09	2/9/09

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
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
     A  summary of outstanding options under the 1995 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2005	2,500	372,500	0.58
Granted	—	—	—
Exercised	—	—	—
Canceled/forfeited	(2,500)	(7,500)	2.20

Balance at June 30, 2006	—	365,000	0.54
Granted	—	—	—
Exercised	—	—	—
Canceled/forfeited	—	—	—

Balance at June 30, 2007	—	365,000	0.54

At June 30, 2007, there were 365,000 options outstanding having exercise prices between $0.15 and $2.00 that had been granted under the 1995 Option Plan. The outstanding options had a weighted average remaining contractual life of 5.70 years. The number of options exercisable as of June 30, 2007 and 2006 were 365,000, at weighted average exercise prices of $0.54 per share. The weighted average fair value of options granted under the 1995 Option Plan during the year ended June 30, 2006 was $0.13 per share.
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
4. Stock Options and Warrants (Continued)
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
     A summary of outstanding options under the 1998 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2005	1,000	1,103,000	1.37
Granted	(45,000)	45,000	0.25
Exercised	—	—	—
Canceled/forfeited	45,000	(45,000)	0.17

Balance at June 30, 2006	1,000	1,103,000	1.37

Granted	—	—	—
Exercised	—	—	—
Canceled/forfeited	34,000	(34,000)	0.28

Balance at June 30, 2007	35,000	1,069,000	1.40

     At June 30, 2007, there were 1,069,000 options outstanding having exercise prices between $0.165 and $6.12 that had been granted under the 1998 Option Plan. The outstanding options had a weighted average remaining contractual life of 5.12 years. The number of options exercisable as of June 30, 2007 and 2006 were 1,069,000 and 1,103,000, respectively, at weighted average exercise prices of $1.40 and $1.37 per share, respectively. The weighted average fair value of options granted under the 1998 Option Plan during the year ended June 30, 2006 was $0.20 per share.
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
June 30, 2007 and 2006
4. Stock Options and Warrants (Continued)
     A summary of outstanding options under the 2003 Option Plan is as follows:

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2005	422,772	3,577,228	0.19
Granted	(380,000)	380,000	0.20
Exercised	—	—	—
Canceled/forfeited	560,386	(560,386)	0.20

Balance at June 30, 2006	603,158	3,396,842	0.19

Granted	(675,000)	675,000	0.16
Exercised	—	—	—
Canceled/forfeited	338,500	(338,500)	0.20

Balance at June 30, 2007	266,658	3,733,342	0.18

     At June 30, 2007, there were 3,733,342 options outstanding having exercise prices between $0.09 and $0.21 that had been granted under the 2003 Option Plan. The outstanding options had a weighted average remaining contractual life of 7.20 years. The number of options exercisable as of June 30, 2007 and 2006 were 3,733,342 and 3,396,842, respectively, at weighted average exercise prices of $0.18 and $0.19 per share, respectively. The weighted average fair value of options granted under the 2003 Option Plan during the year ended June 30, 2007 and 2006 was $0.14 and $0.16 per share, respectively.
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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
4. Stock Options and Warrants (Continued)

			Weighted
			Average
	Shares		Exercise
	Available	Options	Price
	for Grant	Outstanding	per Share
Balance at June 30, 2006	6,000,000	—

Granted	(1,860,000)	1,860,000	0.16
Exercised	—	—	—
Canceled/forfeited	—	—	—

Balance at June 30, 2007	4,140,000	1,860,000	0.16

     At June 30, 2007, there were 1,860,000 options outstanding having an exercise price of $0.16 that had been granted under the 2005 Option Plan. The outstanding options had a weighted average remaining contractual life of 9.41 years. The number of options exercisable as of June 30, 2007 and 2006 were 1,860,000 and 0, respectively. The weighted average fair value of options granted under the 2005 Option Plan during the year ended June 30, 2007 was $0.16 per share.
     At June 30, 2007 and 2006, the Company had also granted a total of 25,000 and 37,500 options outside the 1995 Option Plan, the 1998 Option Plan, the 2003 Option Plan and the 2005 Option Plan. These options have an exercise price of $3.70 and $2.00 and a weighted average remaining contractual life of 3.78 and 2.00 years, respectively. These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant. The entire options, were granted for consulting services provided to the Company. The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided. The number of non-Plan options exercisable at June 30, 2007 and 2006 were 25,000 and 37,500, respectively, at weighted average exercise prices of $3.70 and $3.13, respectively. There were no non-Plan options granted during the years ended June 30, 2007 and 2006, respectively.
     During fiscal year 2002, the Company issued a total of 670,000 warrants which expired in March 2007. During fiscal year 2003, the Company issued a total of 100,000 warrants which expired in December 2005. During fiscal year 2004, the Company issued a total of 850,695 warrants which remain outstanding at June 30, 2007. All of the above outstanding warrants have an exercise price of $.25 and expire in August 2008.
5. License Agreement
     In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents. Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents. In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue. Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred. Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists. Royalties expense was $55,256 and $53,129 in fiscal years 2007 and 2006, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
6. Employee Benefit Plan
     The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements. The Plan requires mandatory contributions by the Company. The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral, not to exceed 3% of employee’s compensation. The matching contributions expense amounted to $22,494 and $28,852 in fiscal years 2007 and 2006, respectively.
7. Commitments
     Subsequent to June 30, 1997, the Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space. Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months from November 1, 2003 to October 31, 2006. Effective August 11, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010. Rent expense was $83,461 and $90,042 in fiscal years 2007 and 2006, respectively.
     The following is a schedule of future minimum lease payments due as of June 30, 2007:

Year ending June 30:
2008	73,828
2009	76,607
2010	79,385
2011	26,771
$256,591

8. Significant Customers and Credit Risk
     Revenue from the Company’s products is concentrated among specific customers in the same industry. The Company generally does not require collateral. No customers accounted for more than 10% of total revenue in the years ended June 30, 2007 and 2006, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
9. Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter
June 30, 2007:
Revenue	$422	$549	$469	$438
Gross Profit	402	535	455	420
Net (Loss)	(188)	(225)	(77)	(14)
Basic and Diluted
Net (Loss) per Share	(.00)	(.01)	(.00)	(.00)

June 30, 2006:
Revenue	$381	$541	$572	$296
Gross Profit	348	511	546	294
Net (Loss)	(337)	(284)	(276)	(376)
Basic and Diluted
Net (Loss) per Share	(.01)	(.01)	(.01)	(.01)
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
     In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding. The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding. On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs. Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief. The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005. On December 14, 2005, the Court denied plaintiffs’ motion for a supersedes bond and instead ordered the defendants to deliver to the Hennepin County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock. Additionally, the Court ordered that the $138,382 in funds on deposit with the Court shall remain on deposit with the Court for the duration of the parties’ appeal process. On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court. The Company decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and negotiated a cash settlement of $46,000 in lieu of payment of 714,286 shares of common stock on November 22, 2006.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2007 and 2006
10. Litigation (Continued)
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
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer, Mark N. Schwartz, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not operating effectively with respect to the matters referred to in paragraph (b) below, but were otherwise effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
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

PART III
ITEM 9. Directors and Executive Officers of the Registrant
     Our Articles of Incorporation and Bylaws provide that the Board of Directors is classified into three classes, Class I, II and III, with the members of each class to serve (after an initial transition period) for a staggered term of three years. As the term of each class expires, the directors (or their successors) in that class will be elected for an additional term of three years. As Class III directors, the terms of Mr. Brimmer and Dr. Cohn expire after fiscal year 2007. Mr. Schwartz was designated as a Class III director with a term expiring after fiscal year 2007. Mr. Guettler was designated as Class II director with terms expiring after fiscal year 2006. Messrs. Leitner and Stern were each designated as a Class I director with terms expiring after fiscal year 2008.

Name	Age	Position	Director Since
Larry Leitner (1) (2)	54	Director	2003
Alan Stern (1) (2)	52	Director	2003
Greg H. Guettler	53	President, Secretary and Director	1997
Mark N. Schwartz	51	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	52	Director	1995
Jay N. Cohn, M.D.	77	Director	1988

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee
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
     Mark P. O’Neill – Mr. O’Neill joined the company in August 2004 as the Accounting Manager. Mr. O’Neill left the Company in June 2006, and returned as a consultant in December 2006. Mr. O’Neill was hired as the Manager of Finance and Accounting in March of 2007. From February 1994 to April 2004, Mr. O’Neill was the accounting manager for the Minnesota State Bar Association, Continuing Legal Education Division.
     (a) Significant Employees
     Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

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
     (d) Audit Committee
     The Board of Directors has an Audit Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Alan Stern. Kenneth W. Brimmer is serving on our audit committee as an audit committee financial expert. The Audit Committee operates under an Audit Committee Charter, adopted effective June 5, 2000, and amended and restated on October 31, 2003. Each of the members of the Audit Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards. The Audit Committee of the Board of Directors is responsible for the selection and approving the compensation of the independent auditors, providing independent, objective oversight of our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.
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
ITEM 10. Executive Compensation
     The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Mark N. Schwartz, our Chief Executive Officer, and our only other executive officers and employees whose total compensation exceeded $100,000, or the Named Executive Officers and Employees, in fiscal year 2007.

Summary Compensation Table

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Schwartz	2007	$100,000	$18,531	$110,250					$228,781
Chief Executive Officer
Greg H. Guettler	2007	168,000	19,270						187,270
President and Secretary
Joseph D’Albero	2007	76,543	102,301						178,844
Sales
          The following table sets forth information concerning outstanding equity awards held by Named Executive Officers and Employees at June 30, 2007.
Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
			Equity
			Incentive					Equity
			Plan				Market	Incentive Plan
	Number		Awards:			Number	Value of	Awards:
	of	Number of	Number of			of Shares	Shares or	Number of	Equity Incentive Plan
	Securities	Securities	Securities			or Units	Units of	Unearned	Awards: Market or
	Underlying	Underlying	Underlying			of Stock	Stock	Shares, Units	Payout Value of
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	or Other Rights	Unearned Shares,
	Options	Options	Unearned	Exercise	Option	Not	Not	That Have Not	Units or Other Rights
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark N. Schwartz								3,150,000	$378,000
Greg H. Guettler	171,080			.165	12/15/14
	25,000			1.000	06/11/12
	150,000			.180	05/29/13
	63,786			.165	12/15/14
	400,000			.200	12/17/13
	434,943			.165	12/15/14
	150,000			.200	08/03/16
Joseph D’Albero	45,000			.210	10/09/15
	30.000			.160	11/28/16

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
     On June 5, 2006, we entered into a Deferred Equity Incentive Agreement (the “Agreement”) with Mr. Schwartz. The effective date of this Agreement is January 1, 2006. Under the terms and conditions of this Agreement, we intend to grant to Mr. Schwartz certain equity incentive compensation units (“Units”) that would: (1) have a current value related to the net value of our voting common stock; (2) increase or decrease with any future changes in the value of that stock; and (3) be payable in cash only upon certain events. For the period January 1, 2007 through December 31, 2007, we will grant to Mr. Schwartz one hundred seventy-five thousand (175,000) Units per month. For the fiscal year ending June 30, 2007, the Company has accrued $110,250 in stock compensation expense relating to the “Agreement”.
     On May 16, 2007, we entered into a bonus agreement with Mr. Guettler which provides him with a $150,000 cash bonus if certain objectives are reached by the Company.
Compensation of Directors
           Members of our Board of Directors receive no cash compensation for such service. In December 2003, each of the following directors had been granted nonqualified options to purchase 300,000 shares of our common stock at an exercise price of $0.20 per share: Kenneth W. Brimmer; Jay N. Cohn; Alan Stern; Larry Leitner; and Steven Gerber.
          Pursuant to our 2003 Stock Option Plan, each non-employee director was to be granted a non-qualified five-year stock option to purchase 100,000 shares of our common stock for each year of service. Under the terms of this plan, each option will be granted at the commencement of each year and will vest in full on the first anniversary of the date of grant, provided that the director continues to serve as our director on such date. Following the August Placement, we granted each of Messrs. Brimmer, Cohn, Stern, Leitner and Gerber, our directors, an option to purchase 300,000 shares of our common stock (for an aggregate of options to purchase 1,500,000 shares of our common stock) at an exercise price of $0.25 per share, which would vest annually in equal increments over a three-year period in accordance with the terms of our 2003 Stock option Plan. On December 18, 2003, each director agreed to waive their rights to receive such options and agreed to accept new options to acquire 300,000 shares of our common stock at an exercise price of $0.20 per share, which options would vest annually in equal increments over a three-year period and expire after a period of ten years. On November 28, 2006, 480,000 shares of our common stock was granted to Jay Cohn and 450,000 shares were issued to Allan Stern, Larry Leitner and Ken Brimmer at an exercise price of $0.16 per share, which would vest annually in equal increments over a three year period in accordance with the terms of our 2005 Stock Option Plan. The exercise price of future stock option grants will be determined by our Board of Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Equity Compensation Plan Information

				Number of securities
				remaining available
				for future issuance
				under equity
	Number of securities to be		Weighted-average	compensation plans
	issued upon exercise of		exercise price of	(excluding securities
	outstanding options, warrants		outstanding options,	reflected in column
Plan Category	and rights		warrants and rights	(a))
		(a)	(b)	(c)
Equity compensations plans	1995 Plan:	365,000	$0.54	0
approved by shareholders	1998 Plan:	1,069,000	$1.37	35,000
	2003 Plan:	3,733,342	$0.19	266,658

Equity compensation plans	2005 Plan:	1,860,000	$0.16	4,140,000
not approved by shareholders	Other:	25,000	$3.13	N/A

Total		7,052,342	$0.50	4,441,658

Of the 25,000 shares of our common stock to be issued upon exercise of options granted pursuant to equity compensation plans not approved by shareholders, these shares were granted on April 12, 2001 as non-qualified stock options to individuals providing services to us at fair market value as of the date of grant. These options expire 10 years from the date of grant and are fully vested.
     Security Ownership — Certain Beneficial Owners
     Beneficial ownership is shown as of September 14, 2007 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2007, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

				Shares Presently		Percentage of Class
				Acquirable		Beneficially
Beneficial Owner	Class	Shares		Within 60 Days(1)	Total	Owned
A Group Granting Proxies	Common	19,023,133		10,768,974	29,792,107	58.5%
to Mark N. Schwartz (2)	Preferred	1,172,421		677,190	1,849,611	100.0
	Combined	33,092,185		18,895,254	51,987,439	74.5

Mark N. Schwartz (3)(5)	Common	5,290,483	(4)	606,606	5,897,089	14.5
	Preferred	—	(4)	38,145	38,145	4.2
	Combined	5,290,483	(4)	1,064,346	6,354,829	12.3

Larry Leitner (3)	Common	1,297,082	(4)	747,829	2,044,911	5.0
	Preferred	61,440	(4)	28,160	89,600	10.0
	Combined	2,034,362	(4)	1,085,749	3,120,111	6.0

Alan Stern (3)	Common	1,159,559	(4)	882,161	2,041,720	5.0
	Preferred	60,294	(4)	36,608	96,902	10.7
	Combined	1,883,087	(4)	1,321,457	3,204,544	6.2

Greg H. Guettler (3)(5)	Common	45,356		1,265,344	1,310,700	3.2
	Preferred	1,280		1,920	3,200	*
	Combined	60,716		1,288,384	1,349,100	2.6

Jay N. Cohn (3)	Common	1,198,764	(7)	702,737	1,901,501	4.7
	Preferred	68,829		13,440	82,269	9.3
	Combined	2,024,712	(7)	864,017	2,888,729	5.6

Kenneth W. Brimmer (3)	Common	196,992	(8)	454,245	651,237	1.6
	Preferred	8,960		6,272	15,232	1.7
	Combined	304,512	(8)	529,509	834,021	1.6

All Officers and Directors	Common	9,733,318	(9)	5,854,018	15,587,336	33.9
as a Group (8 persons)	Preferred	210,403	(9)	135,297	345,700	34.3
	Combined	12,258,154	(9)	7,477,582	19,735,736	34.0

All shares in each class noted below are also included in the shares shown as beneficially owned by “A Group Grantings Proxies to Mark N. Schwartz”

Beljam Holdings, Ltd.	Common	712,455		610,676	1,323,131	3.2
8665 Wilshire Blvd., Ste. 200	Preferred	44,800		38,400	83,200	9.1
Beverly Hills, CA 90211	Combined	1,250,055		1,071,476	2,321,531	4.5

Jonathan Gross	Common	295,162		264,628	559,790	1.4
15 Rockwood Lane	Preferred	18,560		16,640	35,200	4.0
Suffern, NY 10901	Combined	517,882		464,308	982,190	1.9

Marten S. Hoekstra	Common	2,370,723		712,433	3,083,156	7.5
Zellerstrasse 62	Preferred	149,082		44,799	193,881	21.2
8038 Zurich	Combined	4,159,707		1,250,021	5,409,728	10.4
Switzerland

Roland Isaacson	Common	587,039		319,169	906,208	2.2
P.O. Box 542	Preferred	36,914		20,070	56,984	6.4
Big Lake, MN 55309	Combined	1,030,007		560,009	1,590,016	3.1

Michael Kest	Common	814,235		284,982	1,099,217	2.7
5150 Overland Avenue	Preferred	51,200		17,920	69,120	7.8
Culver City, CA 90230	Combined	1,428,635		500,022	1,928,657	3.8

			Shares Presently		Percentage of Class
			Acquirable		Beneficially
Beneficial Owner	Class	Shares	Within 60 Days(1)	Total	Owned
James K. Cummings	Common	488,543	223,916	712,459	1.8
Living Trust	Preferred	30,720	14,080	44,800	5.1
16043 Temecula Street	Combined	857,183	392,876	1,250,059	2.5
Pacific Palisades, CA 90272

Weinstein Family Trust	Common	488,543	223,916	712,459	1.8
1640 - 5th Street, Suite 112	Preferred	30,720	14,080	44,800	5.1
Santa Monica, CA 90401	Combined	857,183	392,876	1,250,059	2.5

*	Less than 1%.

(1)	Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Irrevocable proxies representing the 18,644,933 shares of our common stock and 1,172,421 shares of our Series A Convertible Preferred Stock issued in the August 2003 and February 2004 Unit Placements and the exercise of warrants have been given to Mark N. Schwartz and will be voted in the manner described above under “Voting Agreement and Proxies.”

(3)	Director.

(4)	Except as noted with respect to 220,000 shares of common stock held by Mr. Leitner and 158,200 shares of common stock held by Mr. Stern (which shares are also represented in the Combined shares of each person), all amounts are also shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(5)	Named Executive Officer.

(6)	142,492 of these shares beneficially owned by Mr. Murphy are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(7)	1,056,183 of these shares beneficially owned by Dr. Cohn are also included in shares shown as beneficially owned by “A Group Granting proxies to Mark N. Schwartz.”

(8)	142,492 of these shares beneficially owned by Mr. Brimmer are also included in shares shown as beneficially owned by “A Group Granting Proxies to Mark N. Schwartz.”

(9)	Shares shown are included in the amounts beneficially owned by “A Group Granting Proxies to Mark N. Schwartz” by class as follows: 9,495,644 shares of common stock, 210,403 shares of Series A Convertible Preferred Stock, and 12,020,480 shares of our common stock and Series A Convertible Preferred Stock, together as a class.
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
     None

ITEM 14. Principal Accountant Fees and Services
     The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (“VK”) for professional services rendered for the years ended June 30, 2007 and 2006:

	2007	2006
Service	VK	VK
Audit Fees	$65,542	$57,175
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other Fees	-0-	-0-

TOTAL	$68,766	$57,175

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

HYPERTENSION DIAGNOSTICS, INC.
/s/ MARK N. SCHWARTZ
MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated: September 27, 2007
  In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 27, 2007.
  Each person whose signature appears below constitutes and appoints Mark N. Schwartz and Mark O’Neill as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ MARK N. SCHWARTZ Mark N. Schwartz	Chairman of the Board of Directors, Chief Executive Officer (Principal executive officer)

/s/ LARRY LEITNER Larry Leitner	Director

/s/ ALAN STERN Alan Stern	Director

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Director

/s/ GREG H. GUETTLER Greg H. Guettler	President, Secretary, and Director

/s/ JAY N. COHN Jay N. Cohn	Director

/s/ MARK O’NEILL Mark O’Neill	Manager of Finance and Accounting (Principal financial officer)