Form 10QSB
period 2007-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2007-11-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock outstanding as of October 31, 2007 was 39,651,308.
Transitional Small Business Disclosure Format:
Yes ☐   No ☑

HYPERTENSION DIAGNOSTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,467,575	$1,376,632
Accounts receivable	27,863	293,997
Inventory	293,410	288,208
Prepaids and other current assets	22,158	17,988

Total Current Assets	1,811,006	1,976,825

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,109,875	1,119,264
Less accumulated depreciation and amortization	(1,098,325)	(1,099,436)

	28,752	37,030

Other Assets	6,530	6,530

Total Assets	$1,846,288	$2,020,385

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$68,502	$17,700
Accrued payroll and payroll taxes	723,474	490,324
Deferred revenue	13,958	16,503
Deposits from Customers	30,125	30,125
Other accrued expenses	6,019	27,472

Total Current Liabilities	842,078	582,124

Deferred Revenue, less current portion	9,875	12,118

Shareholders’ Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares—5,000,000
Issued and outstanding shares—853,851 and 855,545 at September 30, 2007 and June 30, 2007, respectively; each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $2,953,220 and $2,817,818 at September 30, 2007 and June 30, 2007, respectively)	8,538	8,555
Common Stock, $.01 par value:
Authorized shares—150,000,000
Issued and outstanding shares—39,651,308 and 39,630,980 at September 30, 2007 and June 30, 2007, respectively	396,513	396,310
Additional paid-in capital	27,527,822	27,503,608
Accumulated deficit	(26,938,538)	(26,482,330)

Total Shareholders’ Equity	994,335	1,426,143

Total Liabilities and Shareholders’ Equity	$1,846,288	$2,020,385

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2007	2006
Revenue:
Equipment sales	$91,930	$333,301
Equipment rental	46,227	75,178
Service/contract income	8,195	14,006

	146,352	422,485
Cost of Sales	2,328	20,245

Gross Profit	144,024	402,240

Selling, general and administrative expenses	614,985	612,006
Gain on sale of property and equipment	—	(8,099)

Total Expense	614,985	603,907

Operating Loss	(470,961)	(201,667)

Other Income:
Interest income	14,753	13,586

Total Other Income	14,753	13,586

Net Loss	$(456,208)	$(188,081)

Basic and Diluted Net Loss per Share	$(.01)	$(.00)
Weighted Average Shares Outstanding	39,649,319	40,157,106
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30
	2007	2006
Operating Activities:
Net loss	$(456,208)	$(188,081)
Adjustments to reconcile net loss to net cash used in operating activities:
CEO stock based compensation expense	283,500	(133,875)
Depreciation	7,480	15,315
Net book value of disposed rental assets	798	659
Gain on sale of property and equipment	—	(8,099)
Stock options expense	24,400	71,232
Change in operating assets and liabilities:
Accounts receivable	266,134	39,471
Inventory	(5,202)	35,665
Prepaids and other current assets	(4,170)	(6,281)
Accounts payable	50,802	28,604
Accrued payroll and payroll taxes	(50,350)	(26,722)
Deferred revenue	(4,788)	(2,851)
Other accrued expenses	(21,453)	14,375

Net cash (provided by) used in operating activities	90,943	(160,588)

Investing Activities:
Purchase of property and equipment	—	(5,286)
Proceeds from disposal of property and equipment	—	8,099

Net cash provided by investing activities	—	2,813

Net increase/(decrease) in cash and cash equivalents	90,943	(157,775)
Cash and cash equivalents at beginning of period	1,376,632	1,722,913

Cash and cash equivalents at end of period	$1,467,575	$1,565,138

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2007
1.	Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2008. The June 30, 2007 balance sheet was derived from audited financial statements. For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The policies described in that report are used for preparing quarterly reports.
2.	Recent Accounting Pronouncements
     The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN No. 48 this quarter and the adoption did not have a material impact on the consolidated financial statements.
3.	Litigation
     The Company is involved in various legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.
4.	Stock Options
     The Company regularly grants stock options to individuals under various plans as described in Note 4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2007
4.	Stock Options (continued)
value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company implemented FAS 123(R) on July 1, 2006, using the modified prospective transition method.
     During the three months ended September 30, 2007 and 2006, there were 0 and 575,000 stock options granted, respectively. The Company recognized compensation expense of $24,400 and $71,232 (earnings per share is zero) for the three months ending September 30, 2007 and 2006, respectively, related to the options granted previously. The Company estimates the expense for the remainder of fiscal year 2008 to be approximately $68,625 based on the value of options outstanding on September 30, 2007 that will vest during the remainder of fiscal year 2008. The following are estimated expenses for future fiscal years ended June 30: 2009 — $91,500; 2010 - $45,750. These estimates do not include any expense for options that may be granted and vest in the future.
     The fair value of the options granted during the three months ended September 30, 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected	Expected	Expected
Three Months Ended	Interest Rate	Dividend Yield	Life	Volatility
September 30, 2007	N/A	N/A	N/A	N/A
September 30, 2006	4.50%	None	2 – 5 years	138.07%
     Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of option is based on the life of the option agreements. Risk-free interest rate is determined using the U.S. treasury rate.
     As of September 30, 2007, there was $205,875 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 2.25 years.
5.	Stock Based Compensation
     The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2007. A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the employment agreement). Accordingly, the Company has accrued a compensation liability of $661,500 at September 30, 2007, which is the fair market value of 3,675,000 phantom shares granted as of September 30, 2007 pursuant to the employment agreement. Due to phantom shares granted and the changes in the price of the Company’s common stock, the Company recorded an expense of $283,500 in compensation cost for the three months ended September 30, 2007, compared to a benefit of $133,875 in compensation costs for the three months ended September 30, 2006.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2007
6.	Net Loss Per Share
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
7.	Exercise Dates of Warrants
     On September 28, 2007, the Company agreed to extend the exercise date of its outstanding remaining 50% Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were initially exercisable on or before June 23, 2006 (collectively, the “Remaining Warrants”) and were granted in connection with the Company’s private offering which closed on August 28, 2003. The Remaining Warrants, which would have expired on September 28, 2007, were extended to expire on December 31, 2007.
Additionally, on September 28, 2007, the Company agreed to extend the exercise date of its outstanding Warrant B warrants from September 28, 2007 to December 31, 2007, to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share (collectively, the “February B Warrants”), granted in connection with the Company’s private offering, which closed on February 9, 2004. For those holders who exercise at least fifty percent (50%) of their February B Warrants by December 31, 2007, the Company has agreed to further extend the exercise date of the remaining February B Warrants held by such holders to March 31, 2008.

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
Recent Accounting Pronouncements
     The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN No. 48 this quarter and the adoption did not have a material impact on the consolidated financial statements.
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
     Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs. As of September 30, 2007 and June 30, 2007, there was no allowance for doubtful accounts.
     Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales. As of September 30, 2007 and June 30, 2007, there was an inventory reserve allowance.
     Research and Development. For the three months ended September 30, 2007 and 2006, we incurred research and development costs of $-0- and $31,505.
Results of Operations
     As of September 30, 2007, we had an accumulated deficit of $26,938,538, attributable primarily to selling, general and administrative expenses. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As of September 30, 2007, we had cash and cash equivalents of $1,467,575. We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2007.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$146,352	$91,930	$46,227	$8,195
Cost of Sales	2,328	1,201	604	523

Gross Profit	$144,024	$90,729	$45,623	$7,672

	Three Months Ended September 30, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract
Revenue	$422,485	$333,301	$75,178	$14,006
Cost of Sales	20,245	7,162	11,906	1,177

Gross Profit	$402,240	$326,139	$63,272	$12,829

     Revenue. Total Revenue for the three months ended September 30, 2007 was $146,352, compared to $422,485 for the three months ended September 30, 2006, a 65.4% decrease.
     Equipment Sales Revenue for the three months ended September 30, 2007 was $91,930, compared to $333,301 for the three months ended September 30, 2006, a 72.4% decrease. A large part of this decrease is a result of the decline in the number of the Company’s sales representatives. As of September 30, 2006, the Company had three sales representatives; as of September 30, 2007, the Company had one sales representative. Revenue relating to international equipment sales was $-0- for the three months ended September 30, 2007 compared to $24,500 for the three months ended September 30, 2006.
     Placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 System and delays in integrating the CVProfilor® DO-2020 System into the clinic operations in which they are placed. We have commenced focusing our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians and a greater amount of reimbursements by third party payors to such physicians. We believe this approach is the most effective method of both increasing placements of the CVProfilor® DO-2020 System and increasing the physician utilizations of such systems placed. Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with diabetes and hypertension. We believe these physicians have the greatest interest in, and use for, our product. Therefore, the most critical factor in our ability to increase rental and sales revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.
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
     For the three months ended September 30, 2007, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $46,227, compared to $75,178 for the three months ended September 30, 2006, a 38.5% decrease. We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues.
     For the three months ended September 30, 2007, Service/Contract Income was $8,195, compared to $14,006 for the three months ended September 30, 2006, a 41.5% decrease.
     Expenses. Total selling, general and administrative expenses for the three months ended September 30, 2007 were $614,985, compared to $612,006 for the three months ended September 30, 2006, a 0.5% increase. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30
	2007	2006
Wages, related expenses and benefits	$364,119	$(10,941)
Patents and related expenses	2,615	—
Outside consultants	4,854	29,853
Rent (building/equipment) and utilities	23,353	25,410
Insurance-general and directors/officers liability	10,198	14,856
Selling, marketing and promotion, including applicable wages	101,128	291,240
Legal and audit/accounting fees	40,905	74,232
Royalties	4,137	8,249
Depreciation and amortization	2,801	3,408
Research and development	—	31,505
Stock option expense	24,400	71,232
Other-general and administrative	36,475	72,962

Total selling, general and administrative expenses	$614,985	$612,006

     Wages, related expenses and benefits increased from ($10,941) to $364,119 for the three months ended September 30, 2006 and 2007, respectively. Included in the $364,119 expense amount for the three months ended September 30, 2007 is a non-cash charge of $283,500 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4). For the three months ended September 30, 2006, due to a decrease in the Company’s stock price the Company recorded a net cash benefit of $133,875 which is included in the net benefit of ($10,941).

     Outside consultants expense decreased from $29,853 to $4,854 for the three months ended September 30, 2006 and 2007, respectively, an 83.7% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended September 30, 2007.
     Selling, marketing and promotion expense decreased from $291,240 to $101,128 for the three months ended September 30, 2006 and 2007, respectively a 65.3% decrease. This category includes wages and commissions paid to our sales reps, marketing expenses and, travel and convention expenses. This decrease is due mainly to a decrease in our sales force, which has declined from three sales representatives at the end of September 30, 2006 to one sales representative at the end of September 30, 2007.
     Legal and audit/accounting fees decreased from $74,232 to $40,905 for the three months ended September 30, 2006 and 2007, respectively, a 44.9% decrease. This decrease is largely due to the conclusion of litigation which was finally settled on November 29, 2006.
     Stock option expense decreased from $71,232 to $24,400 for the three months ended September 30, 2006 and 2007, respectively a 65.7% decrease. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended September 30, 2006 and 2007.
     Other- general and administrative expenses decreased from $72,962 to $36,475 for the three months ended September 30, 2006 and 2007, respectively, a 50.0% decrease.
     Interest income was $14,753 and $13,586 for the three months ended September 30, 2007 and 2006, respectively.
     Our net loss was $456,208 for the three months ended September 30, 2007, compared to a net loss of $188,081 for the three months ended September 30, 2006, a 142.6% increase. For the three months ended September 30, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,649,316. For the three months ended September 30, 2006, basic and diluted net loss per share was $(.00), based on weighted average shares outstanding of 40,157,106.
     At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently. The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down. As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales. As of September 30, 2007, the Inventory Reserve Allowance balance is $537,066. The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended
	September 30, 2007	September 30, 2006
Cost of Sales	$4,933	$39,704
Inventory Reserve Adjustment	(2,605)	(19,459)

Cost of Sales, as reported	$2,328	$20,245

Off-Balance Sheet Arrangements
     During the quarter ended September 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
Liquidity and Capital Resources
     Cash and cash equivalents had a net increase of $90,943 and a net decrease of $157,775 for the three months ended September 30, 2007 and September 30, 2006, respectively. The significant elements of these changes were as follows:

	Three Months Ended September 30
Net cash used in operating activities:	2007	2006
— net (loss), as adjusted for non-cash items	$(139,232)	$(100,875)

— decrease in accounts receivable:	(A) 266,134	(A) 39,471
– (A) the increase in the collection of outstanding customer balances is a result of customers paying with credit cards, and less sales at quarter end.

— increase (decrease) in accrued payroll and payroll taxes:	(B) 233,151	(B) (160,597)
– (B) expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
     We have incurred operating losses and have not generated positive cash flow from operations. As of September 30, 2007, we had an accumulated deficit of $26,938,538.
     As of September 30, 2007, we had cash and cash equivalents of $1,467,575 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2007.
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
Date: November 14, 2007