Form 10QSB
period 2007-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2008-02-14
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

The number of shares of Common Stock outstanding as of January 31, 2008 was 39,674,348.

Transitional Small Business Disclosure Format:

Yes ☐    No ☒

HYPERTENSION DIAGNOSTICS, INC.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	December 31,	June 30,
	2007	2007
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,315,781	$1,376,632
Accounts receivable	22,015	293,997
Inventory	303,188	288,208
Prepaids and other current assets	21,108	17,988
Total Current Assets	1,662,092	1,976,825
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,109,875	1,119,264
Less accumulated depreciation and amortization	(1,104,431)	(1,099,436)
	22,646	37,030
Other Assets	6,530	6,530
Total Assets	$1,691,268	$2,020,385

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$20,919	$17,700
Accrued payroll and payroll taxes	438,266	490,324
Deferred revenue	20,723	16,503
Deposits from Customers	-	30,125
Other accrued expenses	7,403	27,472
Total Current Liabilities	487,311	582,124
Deferred Revenue, less current portion	19,649	12,118

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--851,931 and 855,545 at December
31, 2007 and June 30, 2007, respectively; each share of
preferred stock convertible into 12 shares of common stock
at the option of the holder (aggregate liquidation preference
$3,094,348 and $2,817,818 at December 31, 2007 and
June 30, 2007, respectively)	8,519	8,555
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--39,674,348 and 39,630,980
at December 31, 2007 and June 30, 2007, respectively	396,743	396,310
Additional paid-in capital	27,552,136	27,503,608
Accumulated deficit	(26,773,090)	(26,482,330)
Total Shareholders' Equity	1,184,308	1,426,143
Total Liabilities and Shareholders' Equity	$1,691,268	$2,020,385
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006

Revenue:
Equipment sales	$91,705	$476,505	$183,635	$809,806
Equipment rental	35,558	65,407	81,785	140,585
Service/contract income	18,399	6,811	26,594	20,817
	145,662	548,723	292,014	971,208
Cost of Sales	12,113	13,330	14,441	33,575
Gross Profit	133,549	535,393	277,573	937,633

Selling, general and administrative expenses	(17,963)	774,954	597,022	1,386,960
Gain on sale of property and equipment	-	-	-	(8,099)
Total Expense	(17,963)	774,954	597,022	1,378,861
Operating Income (Loss)	151,512	(239,561)	(319,449)	(441,228)

Interest income	13,936	14,157	28,689	27,743
Net Income (Loss)	$165,448	$(225,404)	$(290,760)	$(413,485)

Basic and Diluted Net Loss per Share	$.00	$(.01)	$(.01)	$(.01)
Weighted Average Shares Outstanding - Basic	39,666,835	39,846,547	39,658,077	40,001,826
Weighted Average Shares Outstanding - Diluted	39,666,835	39,846,547	39,658,077	40,001,826

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31
	2007	2006
Operating Activities:
Net loss	$(290,760)	$(413,485)
Adjustments to reconcile net loss to net
cash used in operating activities:
CEO stock based compensation expense	-	5,250
Depreciation	14,384	26,853
Net book value of disposed rental assets	-	2,785
Gain on sale of property and equipment	-	(8,099)
Stock options expense	48,925	84,515
Change in operating assets and liabilities:
Accounts receivable	271,982	(4,858)
Inventory	(14,980)	38,163
Prepaids and other current assets	(3,120)	7,321
Accounts payable	3,219	(28,210)
Accrued payroll and payroll taxes	(52,058)	30,725
Deferred revenue	11,751	(6,327)
Other accrued expenses	(50,194)	27,019
Net cash (provided by) used in operating activities	(60,851)	(238,348)

Investing Activities:
Purchase of property and equipment	-	(5,286)
Proceeds from disposal of property and equipment	-	8,099
Net cash provided by investing activities	-	2,813

Financing Activities:
Redemption of Common Stock	-	(46,000)
Net cash used in financing activities	-	(46,000)

Net increase/(decrease) in cash and cash equivalents	(60,851)	(281,535)
Cash and cash equivalents at beginning of period	1,376,632	1,722,913
Cash and cash equivalents at end of period	$1,315,781	$1,441,378

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2007

1.    Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2008.  The June 30, 2007 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  The policies described in that report are used for preparing quarterly reports.

2.    Recent Accounting Pronouncements

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on the consolidated financial statements.

FASB 160

On December 4, 2007, the FASB issued FASB Statement No. 160,“Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after June 30, 2008.  Earlier adoption is prohibited.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2007

2.    Recent Accounting Pronouncements (continued)

FASB 141R

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests” will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements.  The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after June 30, 2008. Earlier adoption is prohibited.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2007

4.    Stock Options (continued)

During the three months and six months ended December 31, 2007, there were 15,000 stock options granted.  During the three months and six months ended December 31, 2006, there were 1,910,000 and 2,485,000 stock options granted, respectively.  The Company recognized compensation expense of $24,525 and $48,925 (earnings per share is zero) for the three months and six months ending December 31, 2007, and compensation expense of $13,283 and $84,515 for the three months and six months ending December 31, 2006 respectively, related to the options granted previously.  The Company estimates the expense for the remainder of fiscal year 2008 to be approximately $45,750 based on the value of options outstanding on December 31, 2007 that will vest during the remainder of fiscal year 2008.  The following are estimated expenses for future fiscal years ended June 30: 2009 - $91,500; 2010 - $45,750.  These estimates do not include any expense for options that may be granted and vest in the future.

The fair value of the options granted during the three months and six months ended December 31, 2007 and 2006, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected	Expected	Expected
Three Months Ended	Interest Rate	Dividend Yield	Life	Volatility
December 31, 2007	4.50%	None	5 years	180.71%
December 31, 2006	4.50%	None	5 years	151.94%

Six Months Ended
December 31, 2007	4.50%	None	5 years	180.71%
December 31, 2006	4.50%	None	5 years	138.07-151.94%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

As of December 31, 2007, there was $183,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 2.00 years.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2007

5.    Stock Based Compensation

The Company has entered into an employment agreement with its CEO, Mark N. Schwartz, whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2007.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the employment agreement). Accordingly, the Company has accrued a compensation liability of $378,000 at December 31, 2007, which is the fair market value of 4,200,000 phantom shares granted as of December 31, 2007 pursuant to the employment agreement.  Due to phantom shares granted and the changes in the price of the Company’s common stock, the Company recorded a compensation benefit of $283,500 and $0 in compensation cost for the three months and six months ended December 31, 2007, compared to compensation expense of $139,125 and $5,250 for the three months and six months ended December 31, 2006.  An increase in the Company’s common stock price would cause an increase in the compensation cost for Stock Based Compensation, while a decrease in the Company’s stock price would cause a decrease in the compensation cost.  Therefore, the benefit that the Company recorded for the three months ended December 31, 2007 results from a decrease in the Company’s stock price from the prior period ending September 30, 2007 to the period ending December 31, 2007.  On the last trading day of the period ending September 30, 2007, the Company’s stock price was $0.18 per share, and on the last trading day of the period ending December 31, 2007, the Company’s stock price was $0.09 per share.

 6.    Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

7.    Exercise Dates of Warrants

On December 28, 2007, the Company agreed to extend the exercise date of its outstanding remaining 50% Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were initially exercisable on or before June 23, 2006 (collectively, the “Remaining Warrants”) and were granted in connection with the Company’s private offering which closed on August 28, 2003.  The Remaining Warrants, which would have expired on December 31, 2007, were extended to expire on March 31, 2008.

Additionally, on December 28, 2007, the Company agreed to extend the exercise date of its outstanding Warrant B warrants from December 31, 2007 to March 31, 2008, to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share (collectively, the “February B Warrants”), granted in connection with the Company’s private offering, which closed on February 9, 2004.   For those holders who exercise at least fifty percent (50%) of their February B Warrants by March 31, 2008, the Company has agreed to further extend the exercise date of the remaining February B Warrants held by such holders to June 30, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2007 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy potentially resulting in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing our Central Data Management Facility; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.  We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

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

•
The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States.  These distributors may purchase the product from us and then re-sell it to end-user physicians in their territory.  The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries.  The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on the consolidated financial statements.

FASB 160

On December 4, 2007, the FASB issued FASB Statement No. 160,“Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after June 30, 2008.  Earlier adoption is prohibited.

FASB 141R

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests” will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements.  The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after June 30, 2008. Earlier adoption is prohibited.

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

In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition.  Once purchased, neither customers nor distributors have a right to return or exchange our product.  Service/Contract revenue is recognized upon shipment, all parts to customers are prepaid before the part is shipped. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion.  Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No.104.

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of December 31, 2007 and June 30, 2007, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of December 31, 2007 and June 30, 2007, there was an inventory reserve allowance.

Research and Development.  For the three months and six months ended December 31, 2007, we did not incur any research and development costs. For the three months and six months ended December 31, 2006, we incurred research and development costs of $353 and $31,858 respectively.

Results of Operations

As of December 31, 2007, we had an accumulated deficit of $26,773,090, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of December 31, 2007, we had cash and cash equivalents of $1,315,781.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2007.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$145,662	$91,705	$35,558	$18,399
Cost of Sales	12,113	8,025	3,112	976
Gross Profit	$133,549	$83,680	$32,446	$17,423

	Three Months Ended December 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$548,723	$476,505	$65,407	$6,811
Cost of Sales	13,330	4,631	8,197	502
Gross Profit	$535,393	$471,874	$57,210	$6,309

Revenue.  Total Revenue for the three months ended December 31, 2007 was $145,662, compared to $548,723 for the three months ended December 31, 2006, a 73.5% decrease.

Equipment Sales Revenue for the three months ended December 31, 2007 was $91,705, compared to $476,505 for the three months ended December 31, 2006, an 80.8% decrease.  A large part of this decrease is a result of the decline in the number of the Company’s sales representatives. As of December 31, 2006, the Company had three sales representatives; as of December 31, 2007, the Company had no sales representatives. While the Company currently has no sales representatives, equipment sales occur from customers contacting the Company directly.  Revenue relating to international equipment sales was $42,475 for the three months ended December 31, 2007 compared to $-0- for the three months ended December 31, 2006.

Placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to the challenges associated with market acceptance of new diagnostic equipment in the primary care physician market.  We have focused our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians.  Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practioners) who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.

Further, the existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 System affects the market acceptance of our product.  Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 System by current physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020 System.

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

For the three months ended December 31, 2007, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $35,558, compared to $65,407 for the three months ended December 31, 2006, a 45.6% decrease.  We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues.

For the three months ended December 31, 2007, Service/Contract Income was $18,399, compared to $6,811 for the three months ended December 31, 2006, a 170.1% increase.

Expenses.  Total selling, general and administrative expenses for the three months ended December 31, 2007 were $(17,963), compared to $774,954 for the three months ended December 31, 2006. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31
	2007	2006
Wages, expenses, benefits before Stock Based CEO Compensation	$63,869	$113,101
Stock Based CEO Compensation	(283,500)	139,125
Patents and related expenses	450	1,866
Outside consultants	14,225	55,928
Rent (building/equipment) and utilities	22,448	23,458
Insurance-general and directors/officers liability	8,240	13,080
Selling, marketing and promotion, including applicable wages	79,929	300,908
Legal and audit/accounting fees	16,513	35,097
Royalties	3,796	19,140
Depreciation and amortization	2,737	3,342
Research and development	-	353
Stock option expense	24,525	13,283
Other-general and administrative	28,805	56,273
Total selling, general and administrative expenses	$(17,963)	$774,954

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $113,101 to $63,869 for the three months ended December 31, 2006 and 2007, respectively, a 43.5% decrease.  This decrease is largely due to lower headquarters office headcount.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was $(283,500) for the three months ended December 31, 2007 compared with $139,125 for the three months ended December 31, 2006.  The negative expense for the three month period ended December 31, 2007 results from the decrease in the Company’s stock price during the three month period ended December 31, 2007.

Outside consultants expense decreased from $55,928 to $14,225 for the three months ended December 31, 2006 and 2007, respectively, a 74.6% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended December 31, 2007.

Insurance expense decreased from $13,080 to $ 8,240 for the three months ended December 31, 2006 and 2007, respectively, a 37.0% decrease. This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $300,908 to $79,929 for the three months ended December 31, 2006 and 2007, respectively, a 73.4% decrease.  This category includes wages and commissions paid to our sales reps, marketing expenses and travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid, and a decrease in our sales force, which has declined from three sales representatives at the end of December 31, 2006 to no sales representatives at the end of December 31, 2007.

Legal and audit/accounting fees decreased from $35,097 to $16,513 for the three months ended December 31, 2006 and 2007, respectively, a 53.0% decrease.  This decrease is largely due to the conclusion of litigation which was finally settled on November 29, 2006.

Royalties expense decreased from $19,140 to $3,796 for the three months ended December 31, 2006 and 2007, respectively, an 80.2% decrease. This expense is based on an agreement with the University of Minnesota which requires the Company to pay a 3% royalty fee on total revenues each quarter. This decrease is due to the decline of revenues for the three month period ending December 31, 2007 compared to the three month period ending December 31, 2006.

Stock option expense increased from $13,283 to $24,525 for the three months ended December 31, 2006 and 2007, respectively, an 84.6% increase. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended December 31, 2006 and 2007.  This increase is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

Other- general and administrative expenses decreased from $56,273 to $28,805 for the three months ended December 31, 2006 and 2007, respectively, a 48.8% decrease.  This decrease is due to the decline in warehouse expenses, which are largely expenses associated with warranty replacement parts, for the three month period ending December 31, 2007 compared to the three month period ending December 31, 2006.

Interest income was $13,936 and $14,157 for the three months ended December 31, 2007 and 2006, respectively.

Our net income was $165,448 for the three months ended December 31, 2007, compared to a net loss of $225,404 for the three months ended December 31, 2006.  For the three months ended December 31, 2007, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 39,666,835.  For the three months ended December 31, 2006, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,846,547.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2007 and 2006 respectively:

	Six Months Ended December 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$292,014	$183,635	$81,785	$26,594
Cost of Sales	14,441	9,226	3,716	1,499
Gross Profit	$277,573	$174,409	$78,069	$25,095

	Six Months Ended December 31, 2006
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$971,208	$809,806	$140,585	$20,817
Cost of Sales	33,575	11,793	20,103	1,679
Gross Profit	$937,633	$798,013	$120,482	$19,138

Revenue. Total Revenue for the six months ended December 31, 2007 was $292,014, compared to $971,208 for the six months ended December 31, 2006, a 69.9% decrease.

Equipment Sales Revenue for the six months ended December 31, 2007 was $183,635, compared to $809,806 for the six months ended December 31, 2006, a 77.3% decrease.  A large part of this decrease is a result of the decline in the number of the Company’s sales representatives. As of December 31, 2006, the Company had three sales representatives; as of December 31, 2007, the Company had no sales representatives. While the Company currently has no sales representatives, equipment sales occur from customers contacting the Company directly. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System.  Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor.  Revenue relating to international equipment sales was $42,475 for the six months ended December 31, 2007 and $24,500 for the six months ended December 31, 2006, a 73.4% increase.

For the six months ended December 31, 2007, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $81,785, compared to $140,585 for the six months ended December 31, 2006, a 41.8% decrease.  We believe that a significant reason for this decrease is due to our business model; we use the rental model primarily as a means of generating a trial that will result in a sale, and accordingly, a number of our renters will not remain in the rental mode as long as they did previously, ultimately resulting in lower rental revenues.  The per test fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

For the six months ended December 31, 2007, Service/Contract Income was $26,594 compared to $20,817 for the six months ended December 31, 2006, a 27.8% increase.  This increase is due mainly to our increase in warranty service agreements.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of December 31, 2007, the Inventory Reserve Allowance balance is $529,700.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cost of Sales	$16,750	$25,306	$21,683	$65,010
Inventory Reserve Adjustment	(4,637)	(11,976)	(7,242)	(31,435)
Cost of Sales, as reported	$12,113	$13,330	$14,441	$33,575

Expenses.   Total selling, general and administrative expenses for the six months ended December 31, 2007 were $597,022, compared to $1,386,960 for the six months ended December 31, 2006, an 57.0% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2007	2006
Wages, expenses, benefits before Stock Based CEO Compensation	$144,488	$236,035
Stock Based CEO Compensation	-	5,250
Patents and related expenses	3,065	1,866
Outside consultants	19,079	85,781
Rent (building/equipment) and utilities	45,801	48,868
Insurance-general and directors/officers liability	18,438	27,936
Selling, marketing and promotion, including applicable wages	181,057	592,148
Legal and audit/accounting fees	57,418	109,329
Royalties	7,933	27,389
Depreciation and amortization	5,538	6,750
Research and development	-	31,858
Stock Option Expense	48,925	84,515
Other-general and administrative	65,280	129,235
Total selling, general and administrative expenses	$597,022	$1,386,960

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $241,285 to $144,488 for the six months ended December 31, 2006 and 2007, respectively, a 40.1% decrease.  This decrease is largely due to lower headquarters office headcount.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was $0 for the six months ended December 31, 2007 compared with $5,250 for the six months ended December 31, 2006.

Outside consultants’ expense decreased from $85,781 for the six months ended December 31, 2006 to $19,079 for the six months ended December 31, 2007, a 78% decrease.  This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the six months ended December 31, 2007.

Insurance expense decreased from $27,936 to $18,438 for the six months ended December 31, 2006 and 2007, respectively, a 34.0% decrease. This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $592,148 for the six months ended December 31, 2006 to $181,057 for the six months ended December 31, 2007, a 69% decrease.  This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid and a decrease in our sales force, which has declined from three sales representatives at the end of December 31, 2006 to no sales representatives at the end of December 31, 2007.

Legal and audit/accounting fees decreased from $109,329 for the six months ended December 31, 2006 to $57,418 for the six months ended December 31, 2007, a 47% decrease.  This decrease is largely due to the conclusion of litigation which was finally settled on November 29, 2006.

Royalties expense decreased from $27,389 to $7,933 for the six months ended December 31, 2006 and 2007, respectively, a 71.0% decrease. This expense is based on an agreement with the University of Minnesota which requires the Company to pay a 3% royalty fee on total revenues each quarter. This decrease is due to the decline of revenues for the six month period ending December 31, 2007 compared to the six month period ending December 31, 2006.

Stock option expense decreased from $84,515 for the six months ended December 31, 2006 to $48,925 for the six months ended December 31, 2007, a 42% decrease.  This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the six months ended December 31, 2006 and 2007.

Other – general and administrative expenses decreased from $129,235 for the six months ended December 31, 2006 to $65,280 for the six months ended December 31, 2007, a 49% decrease. This decrease is due to the decline in warehouse expenses, which are largely expenses associated with warranty replacement parts, for the six month period ending December 31, 2007 compared to the six month period ending December 31, 2006.

Interest income was $27,743 and $28,689 for the six months ended December 31, 2007 and 2006, respectively.

Net loss was $290,760 and $413,485 for the six months ended December 31, 2007 and 2006, respectively.  For the six months ended December 31, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,658,077.  For the six months ended December 31, 2006, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 40,001,826.

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $60,851 and $281,535 for the six months ended December 31, 2007 and December 31, 2006, respectively.  The significant elements of these changes were as follows:

		Six Months Ended December 31
Net cash used in operating activities:		2007		2006

— net (loss), as adjusted for non-cash items		$(227,452)		$(294,082)
— decrease in accounts receivable: – (A) the increase in the collection of outstanding customer balances is a result of customers paying with credit cards, and less sales at quarter end.	(A)	271,982	(A)	(4,858)
— increase (decrease) in accrued payroll and payroll taxes: – (B) expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.	(B)	(52,058)	(B)	35,975

We have incurred operating losses and have not generated positive cash flow from operations.  As of December 31, 2007, we had an accumulated deficit of $26,773,090.

As of December 31, 2007, we had cash and cash equivalents of $1,315,781 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2007.

Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practioners) who treat patients with hypertension and diabetes.  We believe these primary care physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.

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

Date: February 14, 2008