Form 10QSB
period 2008-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2008-05-13
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of May 13, 2008 was 39,774,812..

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

HYPERTENSION DIAGNOSTICS, INC.

Forward-Looking Statements

This report contains forward-looking statements that are based on the current beliefs of our management as well as assumptions made by and information currently available to management.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2007 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; the control exercised by the Schwartz Group; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy potentially resulting in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing our Central Data Management Facility; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.  We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	March 31, 2008	June 30, 2007
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,155,788	$1,376,632
Accounts receivable	24,250	293,997
Inventory	294,818	288,208
Prepaids and other current assets	21,497	17,988
Total Current Assets	1,496,353	1,976,825
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,109,875	1,119,264
Less accumulated depreciation and amortization	(1,110,215)	(1,099,436)
	16,862	37,030
Other Assets	6,530	6,530
Total Assets	$1,519,745	$2,020,385

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$13,446	$17,700
Accrued payroll and payroll taxes	593,554	490,324
Deferred revenue	26,137	16,503
Deposits from Customers	310	30,125
Other accrued expenses	6,320	27,472
Total Current Liabilities	639,767	582,124
Deferred Revenue, less current portion	21,620	12,118

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--851,931 and 855,545 at March
31, 2008 and June 30, 2007, respectively; each share of
preferred stock convertible into 12 shares of common stock
at the option of the holder (aggregate liquidation preference
$3,249,065 and $2,817,818 at March 31, 2008 and
June 30, 2007, respectively)	8,519	8,555
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--39,674,348 and 39,630,980
at March 31, 2008 and June 30, 2007, respectively	396,743	396,310
Additional paid-in capital	27,575,011	27,503,608
Accumulated deficit	(27,121,915)	(26,482,330)
Total Shareholders' Equity	858,358	1,426,143
Total Liabilities and Shareholders' Equity	$1,519,745	$2,020,385
See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Revenue:
Equipment sales	$46,191	$404,800	$229,826	$1,214,606
Equipment rental	32,029	57,955	113,814	198,540
Service/contract income	25,044	6,396	51,638	27,213
	103,264	469,151	395,278	1,440,359
Cost of Sales	19,772	13,899	34,213	47,474
Gross Profit	83,492	455,252	361,065	1,392,885

Selling, general and administrative expenses	442,372	546,672	1,039,394	1,933,632
Gain on sale of property and equipment	-	-	-	(8,099)
Total Expense	442,372	546,672	1,039,394	1,925,533
Operating Income (Loss)	(358,880)	(91,420)	(678,329)	(532,648)

Interest income	10,055	14,472	38,744	42,215
Net Income (Loss)	$(348,825)	$(76,948)	$(639,585)	$(490,433)

Basic and Diluted Net Loss per Share	$(.01)	$(.00)	$(.02)	$(.01)
Weighted Average Shares Outstanding - Basic	39,674,348	39,542,020	39,663,461	39,850,795
Weighted Average Shares Outstanding - Diluted	39,674,348	39,542,020	39,663,461	39,850,795

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31
	2008	2007
Operating Activities:
Net loss	$(639,585)	$(490,433)
Adjustments to reconcile net loss to net
cash used in operating activities:
CEO stock based compensation expense	118,125	73,500
Depreciation	20,168	36,890
Net book value of disposed rental assets	-	3,337
Gain on sale of property and equipment	-	(8,099)
Stock options expense	71,800	114,390
Change in operating assets and liabilities:
Accounts receivable	269,747	24,289
Inventory	(6,610)	41,644
Prepaids and other current assets	(3,509)	(632)
Accounts payable	(4,254)	(41,464)
Accrued payroll and payroll taxes	(14,895)	(15,166)
Deferred revenue	19,136	(178)
Other accrued expenses	(50,967)	13,576
Net cash provided by operating activities	(220,844)	(248,346)

Investing Activities:
Purchase of property and equipment	-	(5,286)
Proceeds from disposal of property and equipment	-	8,099
Net cash provided by investing activities	-	2,813

Financing Activities:
Redemption of Common Stock	-	(46,000)
Net cash used in financing activities	-	(46,000)

Net decrease in cash and cash equivalents	(220,844)	(291,533)
Cash and cash equivalents at beginning of period	1,376,632	1,722,913
Cash and cash equivalents at end of period	$1,155,788	$1,431,380

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2008

1. Interim Financial Information

The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2008.  The June 30, 2007 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  The policies described in that report are used for preparing quarterly reports.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on the consolidated financial statements.

SFAS 161

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2008

4.    Stock Options

The Company regularly grants stock options to individuals under various plans as described in Note 4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.  FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company implemented FAS 123(R) on July 1, 2006, using the modified prospective transition method.

During the three months and nine months ended March 31, 2008, there were 0 and 15,000 stock options granted, respectively.  During the three months and nine months ended March 31, 2007, there were 50,000 and 2,535,000 stock options granted, respectively.  The Company recognized compensation expense of $22,875 and $71,800 (earnings per share is zero) for the three months and nine months ending March 31, 2008, respectively, and compensation expense of $29,875 and $114,390 for the three months and nine months ending March 31, 2007, respectively, related to the options granted previously.  The Company estimates the expense for the remainder of fiscal year 2008 to be approximately $22,875 based on the value of options outstanding on March 31, 2008 that will vest during the remainder of fiscal year 2008.  The following are estimated expenses for future fiscal years ended June 30: 2009 - $91,500; 2010 - $45,750.  These estimates do not include any expense for options that may be granted and vest in the future.

The fair value of the options granted during the three months and nine months ended March 31, 2008 and 2007, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

		Expected	Expected	Expected
Three Months Ended	Interest Rate	Dividend Yield	Life	Volatility
March 31, 2008	N/A	N/A	N/A	N/A
March 31, 2007	4.50%	None	5 years	149.69%
.
Nine Months Ended
March 31, 2008	4.50%	None	5 years	180.71%
March 31, 2007	4.50%	None	2-5 years	138.07-151.94%

Dividend Yield and Expected Volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected Life of an option is based on the life of the option agreements.  Risk-free Interest Rate is determined using the U.S. treasury rate.

As of March 31, 2008, there was $160,125 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.50 years.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2008

5.    Stock Based Compensation

            The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2008.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a compensation liability of $496,125 at March 31, 2008, which is the fair market value of 4,725,000 phantom shares granted as of March 31, 2008 pursuant to the Agreement.  Due to phantom shares granted and the changes in the price of the Company’s common stock, the Company recorded an expense of $118,125 in compensation cost for the three months and nine months ended March 31, 2008, compared to compensation expense of $68,250 and $73,500 for the three months and nine months ended March 31, 2007, respectively.  An increase in the Company’s common stock price would cause an increase in the compensation cost for Stock Based Compensation, while a decrease in the Company’s stock price would cause a decrease in the compensation cost.  Therefore, the expense that the Company recorded for the three months ended March 31, 2008 results from an increase in the Company’s stock price and phantom shares granted from the prior period ending December 31, 2007 to the period ending March 31, 2008.  On the last trading day of the period ending December 31, 2007, the Company’s stock price was $0.09 per share, and on the last trading day of the period ending March 31, 2008, the Company’s stock price was $0.105 per share.

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

7. Exercise Dates of Warrants

On March 19, 2008, the Company agreed to extend from March 31, 2008 to December 31, 2008, the exercise date of its outstanding remaining 50% Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were initially exercisable on or before June 23, 2006 and were granted in connection with the Company’s private offering which closed on August 28, 2003.

Additionally, on March 19, 2008, the Company agreed to extend from March 31, 2008 to December 31, 2008, the exercise date of its outstanding Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share (collectively, the “February B Warrants”), granted in connection with the Company’s private offering, which closed on February 9, 2004.   For those holders who exercise at least fifty percent (50%) of their February B Warrants by December 31, 2008, the Company has agreed to further extend the exercise date of the remaining February B Warrants held by such holders to June 30, 2009.

Also on March 19, 2008, the Company agreed to extend from August 28, 2008 to September 30, 2009, the expiration of the exercise date of its Warrant C warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with HDI’s private offering which closed on August 28, 2003.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2008

7.          Exercise Dates of Warrants (continued)

The Company also agreed on March 19, 2008 to extend from February 9, 2009 to March 31, 2010, the expiration of the exercise date of its Warrant C warrants to purchase shares of its common stock, $0.01 par value per share and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with HDI’s private offering which closed on February 9, 2004.

Additionally, on March 19, 2008, the Company agreed to extend from August 28, 2008 to September 30, 2009, the expiration of the exercise date of warrants held by Bernard T. Weber, which were issued in connection with the payment for financial services provided by Bernard T. Weber to HDI in connection with the Company’s private placement which closed on August 28, 2003 and February 9, 2004.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on the consolidated financial statements.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

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

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of March 31, 2008 and June 30, 2007, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of March 31, 2008 and June 30, 2007, there was an inventory allowance of $525,419 and $542,657, respectively.

             Research and Development.  For the three months and nine months ended March 31, 2008, we did not incur any research and development costs. For the three months and nine months ended March 31, 2007, we incurred research and development costs of $-0- and $31,858, respectively.

Results of Operations

As of March 31, 2008, we had an accumulated deficit of $27,121,915, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of March 31, 2008, we had cash and cash equivalents of $1,155,788.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$103,264	$46,191	$32,029	$25,044
Cost of Sales	19,772	13,716	3,078	2,978
Gross Profit	$83,492	$32,475	$28,951	$22,066

	Three Months Ended March 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$469,151	$404,800	$57,955	$6,396
Cost of Sales	13,899	6,675	6,765	459
Gross Profit	$455,252	$398,125	$51,190	$5,937

Revenue.  Total Revenue for the three months ended March 31, 2008 was $103,264, compared to $469,151 for the three months ended March 31, 2007, a 78.0% decrease.

             Equipment Sales Revenue for the three months ended March 31, 2008 was $46,191, compared to $404,800 for the three months ended March 31, 2007, an 88.6% decrease.  A large part of this decrease is a result of the reduction in the number of the Company’s sales representatives from three as of March 31, 2007, to none as of March 31, 2008.  While the Company currently has no sales representatives, equipment sales occur from customers contacting the Company directly.  Revenue relating to international equipment sales was $-0- for the three months ended March 31, 2008, compared to $13,500 for the three months ended March 31, 2007.

The Company has decided not to pursue the sales of the CVProfilor DO-2020® through its own dedicated sales force and has therefore eliminated its sales representative positions.  Rather, it has decided to search for a partner or partners with an established national sales force or national distribution network serving the primary care market and integrate the CVProfilor product into the partner’s existing cardiovascular disease product platform.  The Company believes that this is the best strategy for broadening distribution and increasing sales of the CVProfilor.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

Further, the existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 System affects the market acceptance of our product.  Reimbursement will vary by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 System by current physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020 System.

In addition, when our CVProfilor® DO-2020 System is rented on a per-patient-tested basis, we have a delay in the cost recovery of our working assets.  Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs.  Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing.

For the three months ended March 31, 2008, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $32,029, compared to $57,955 for the three months ended March 31, 2007, a 44.7% decrease.

For the three months ended March 31, 2008, Service/Contract Income was $25,044, compared to $6,396 for the three months ended March 31, 2007, a 291.6% increase.

Expenses.  Total selling, general and administrative expenses for the three months ended March 31, 2008 were $442,372, compared to $546,672 for the three months ended March 31, 2007. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31
	2008	2007
Wages, expenses, benefits before Stock Based CEO Compensation	$124,560	$63,556
Stock Based CEO Compensation	118,125	68,250
Outside consultants	20,587	32,390
Rent (building/equipment) and utilities	25,483	23,295
Insurance-general and directors/officers liability	8,611	14,503
Selling, marketing and promotion, including applicable wages	71,845	251,115
Legal and audit/accounting fees	12,192	14,117
Royalties	2,326	14,818
Depreciation and amortization	2,706	3,272
Stock option expense	22,875	29,875
Other-general and administrative	33,062	31,481
Total selling, general and administrative expenses	$442,372	$546,672

Wages, related expenses and benefits before Stock Based CEO Compensation increased from $63,556 to $124,560 for the three months ended March 31, 2007 and 2008, respectively, a 96.0% increase. There are two cash components of this $61,004 increase in wages and related expenses from March 31, 2007 to March 31, 2008: i) $35,000 for accrued retention bonuses paid to our manager of finance and accounting and to our senior biomedical electronics technician; and ii) $10,833 which should have been part of payroll expense in March 31, 2007 that was classified as consulting expense because our manager of finance and accounting was a consultant at that time.  There are two non-cash components of this increase:  i) $9,760 for additional accrued income taxes associated with compensation paid to the CEO; and ii)  $6,759 for increased accrued FICA taxes.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was $118,125 for the three months ended March 31, 2008, compared with $68,250 for the three months ended March 31, 2007.  The expense for the three month period ended March 31, 2008 and 2007 results from the increase in the Company’s stock price and additional phantom shares granted during the three month period ended March 31, 2008 and 2007.

Outside consultants expense decreased from $32,390 to $20,587 for the three months ended March 31, 2007 and 2008, respectively, a 36.4% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended March 31, 2008.

Insurance expense decreased from $14,503 to $8,611 for the three months ended March 31, 2007 and 2008, respectively, a 40.6% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $251,115 to $71,845 for the three months ended March 31, 2007 and 2008, respectively, a 71.4% decrease.  This category includes wages and commissions paid to our sales reps, marketing expenses and travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid, and a decrease in our sales force, which has declined from three sales representatives at the end of March 31, 2007 to no sales representatives at the end of March 31, 2008.

Legal and audit/accounting fees decreased from $14,117 to $12,192 for the three months ended March 31, 2007 and 2008, respectively, a 13.6% decrease.  This decrease is largely due to the conclusion of litigation which was finally settled on November 29, 2006.

Royalties expense decreased from $14,818 to $2,326 for the three months ended March 31, 2007 and 2008, respectively, an 84.3% decrease.  This expense is based on an agreement with the University of Minnesota, which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the three month period ending March 31, 2008, compared to the three month period ending March 31, 2007.

Stock option expense decreased from $29,875 to $22,875 for the three months ended March 31, 2007 and 2008, respectively, a 23.4% decrease. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended March 31, 2007 and 2008.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

Other – general and administrative expenses increased from $31,481 to $33,062 for the three months ended March 31, 2007 and 2008, respectively, a 5.0% increase.

Interest income was $10,055 and $14,472 for the three months ended March 31, 2008 and 2007, respectively a 30.5% decrease.

Our net loss was $348,825 for the three months ended March 31, 2008, compared to a net loss of $76,948 for the three months ended March 31, 2007.  For the three months ended March 31, 2008, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,674,348.  For the three months ended March 31, 2007, basic and diluted net loss per share was $(.00), based on weighted average shares outstanding of 39,542,020.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2008 and 2007, respectively:

	Nine Months Ended March 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$395,278	$229,826	$113,814	$51,638
Cost of Sales	34,213	22,942	6,794	4,477
Gross Profit	$361,065	$206,884	$107,020	$47,161

	Nine Months Ended March 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,440,359	$1,214,606	$198,540	$27,213
Cost of Sales	47,474	18,468	26,868	2,138
Gross Profit	$1,392,885	$1,196,138	$171,672	$25,075

Revenue. Total Revenue for the nine months ended March 31, 2008 was $395,278, compared to $1,440,359 for the nine months ended March 31, 2007, a 72.6% decrease.

Equipment Sales Revenue for the nine months ended March 31, 2008 was $229,826, compared to $1,214,606 for the nine months ended March 31, 2007, an 81.1% decrease.  A large part of this decrease is a result of the decline in the number of the Company’s sales representatives from three as of March 31, 2007 to none as of March 31, 2008. While the Company currently has no sales representatives, equipment sales occur from customers contacting the Company directly. In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor® DO-2020 System.  Acquisition options were enhanced with the assistance of a third-party leasing company, which the physicians can use to acquire their CVProfilor.  Revenue relating to international equipment sales was $42,475 for the nine months ended March 31, 2008 and $38,000 for the nine months ended March 31, 2007, an 11.8% increase.

For the nine months ended March 31, 2008, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $113,814, compared to $198,540 for the nine months ended March 31, 2007, a 42.7% decrease.  The per-patient-tested fee is recognized as Revenue when we determine that collectibility is probable, which currently is upon cash receipt.

             For the nine months ended March 31, 2008, Service/Contract Income was $51,638 compared to $27,213 for the nine months ended March 31, 2007, an 89.8% increase.  This increase is due mainly to our increase in the sale of replacement parts and warranty service agreements.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of March 31, 2008, the Inventory Allowance balance is $525,419.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Cost of Sales	$18,169	$16,370	$39,852	$81,380
Inventory Allowance Adjustment	1,603	(2,471)	(5,639)	(33,906)
Cost of Sales, as reported	$19,772	$13,899	$34,213	$47,474

Expenses.   Total selling, general and administrative expenses for the nine months ended March 31, 2008 were $1,039,394, compared to $1,933,632 for the nine months ended March 31, 2007, a 46.2% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31
	2008	2007
Wages, expenses, benefits before Stock Based CEO Compensation	$269,048	$299,591
Stock Based CEO Compensation	118,125	73,500
Patents and related expenses	3,065	1,866
Outside consultants	39,666	118,171
Rent (building/equipment) and utilities	71,284	72,163
Insurance-general and directors/officers liability	27,049	42,439
Selling, marketing and promotion, including applicable wages	252,902	843,263
Legal and audit/accounting fees	69,610	123,446
Royalties	10,259	42,207
Depreciation and amortization	8,244	10,022
Research and development	-	31,858
Stock Option Expense	71,800	114,390
Other-general and administrative	98,342	160,716
Total selling, general and administrative expenses	$1,039,394	$1,933,632

            Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $299,591 to $269,048 for the nine months ended March 31, 2007 and 2008, respectively, a 10.2% decrease.  This decrease is largely due to the reduction in employees at our headquarters office.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was $118,125 for the nine months ended March 31, 2008 compared with $73,500 for the nine months ended March 31, 2007, a 60.7% increase.

             Outside consultants’ expense decreased from $118,171 for the nine months ended March 31, 2007 to $39,666 for the nine months ended March 31, 2008, a 66.4% decrease.  This decrease is largely due to a decrease in the expenses associated with our sales, quality systems, regulatory affairs, and engineering consultants in the nine months ended March 31, 2008.

Insurance expense decreased from $42,439 to $27,049 for the nine months ended March 31, 2007 and 2008, respectively, a 36.3% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $843,263 for the nine months ended March 31, 2007 to $252,902 for the nine months ended March 31, 2008, a 70.0% decrease.  This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid and a decrease in our sales force, which has declined from three sales representatives at the end of March 31, 2007 to no sales representatives at the end of March 31, 2008.

Legal and audit/accounting fees decreased from $123,446 for the nine months ended March 31, 2007 to $69,610 for the nine months ended March 31, 2008, a 43.6% decrease.  This decrease is largely due to the conclusion of litigation which was finally settled on November 29, 2006.

Royalties expense decreased from $42,207 to $10,259 for the nine months ended March 31, 2007 and 2008, respectively, a 75.7% decrease.  This expense is based on an agreement with the University of Minnesota, which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the nine month period ending March 31, 2008, compared to the nine month period ending March 31, 2007.

Stock option expense decreased from $114,390 for the nine months ended March 31, 2007 to $71,800 for the nine months ended March 31, 2008, a 37.2% decrease.  This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the nine months ended March 31, 2007 and 2008.

             Other – general and administrative expenses decreased from $160,716 for the nine months ended March 31, 2007 to $98,342 for the nine months ended March 31, 2008, a 38.8% decrease. This decrease is due to the decline in warehouse expenses, which are largely expenses associated with warranty replacement parts.

Interest income was $38,744 and $42,215 for the nine months ended March 31, 2008 and 2007, respectively.

Net loss was $639,585 and $490,433 for the nine months ended March 31, 2008 and 2007, respectively.  For the nine months ended March 31, 2008, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 39,663,461.  For the nine months ended March 31, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,850,795.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $220,844 and $291,533 for the nine months ended March 31, 2008 and March 31, 2007, respectively.  The significant elements of these changes were as follows:

		Nine Months Ended March 31
Net cash used in operating activities:		2008		2007
— net (loss), as adjusted for non-cash items			$(429,493)		$(262,316)

— decrease in accounts receivable:		(A)	269,747	(A)	24,289
– (A)	the increase in the collection of outstanding customer balances is a result of customers paying with credit cards, and less sales at quarter end.

— increase (decrease) in accrued payroll and payroll taxes:		(B)	103,231	(B)	58,334
– (B)	expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.

We have incurred operating losses and have not generated positive cash flow from operations.  As of March 31, 2008, we had an accumulated deficit of $27,121,915.

As of March 31, 2008, we had cash and cash equivalents of $1,155,788 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2008.

With a current cash balance of approximately $1,085,000, the Company has sufficient cash to meet its obligations and sustain operations for at least the next twelve months as the Company considers its alternative strategies of a distribution network for its products.  The most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

Item 3A(T).  Controls and Procedures.

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

             The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  The U.S. Securities and Exchange Commission recently adopted rules that delay the Company’s schedule for compliance with Section 404 until the Company’s fiscal year ending June 30, 2008.  The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies.  The Company has completed due diligence to understand the requirements and corresponding work necessary to successfully document the Company’s system of internal control to the standards and satisfaction of third parties.  The potential cost of compliance with Section 404 to the Company’s shareholders in relation to the benefits may be significant.

             The Company intends to diligently pursue implementation and compliance with Section 404 requirements.  In January 2008, the Company retained Frank Consulting to assist in evaluating the Company’s system of internal controls as required by Section 404.  The Company has been working diligently with Frank Consulting to perform the necessary tasks for management to attest to its independent accountants that its system of internal financial controls meet the standards required by Section 404 as of June 30, 2008.  However, the Company does not believe it is in the shareholders’ best interests to incur unnecessary outsized costs in this effort.  Consequently, the Company will make every effort to comply with Section 404 requirements, but also will attempt to minimize the expense of this effort.  As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding the Company’s best efforts, the Company may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by the Company’s independent accountants.

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

Date: May 13, 2008