Form 10KSB
period 2008-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2008-09-26
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Common Stock ($.01 par value)
(Title of Class)

Redeemable Class B Warrant
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

The issuer’s revenues for the fiscal year ended June 30, 2008 were $554,454.

The aggregate market value of the Company’s common stock held by non-affiliates of the issuer as of September 25, 2008, when the last sale price of the Company’s common stock was $0.05 as reported by the OTC Bulletin Board, was approximately $1,385,000.

There were 40,795,820 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-KSB
For the Year Ended June 30, 2008

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

PART I

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

ITEM 1. Business

We are currently marketing three products:

CVProfilor® DO-2020 CardioVascular Profiling System.   The CVProfilor® DO-2020 System has been approved by the Food and Drug Administration, or FDA, and is being marketed to primary care physicians and other health care professionals within the United States.  These physicians and other health care professionals can purchase the CVProfilor® DO-2020 directly from us, lease it through a third-party capital lease, or rent it from us on a “per-patient-tested” rental basis.

   Utilizing our Central Data Management Facility, or CDMF, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers based on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

HDI/PulseWave™CR-2000 Research CardioVascular Profiling System.  The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. Further, because the CR-2000 Research System bears the CE Mark and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

CVProfilor® MD-3000 CardioVascular Profiling System.  The CVProfilor® MD-3000 System is the international version of the CVProfilor® DO-2020 System designed for physicians outside the United States. The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries.

Background of Business

Cardiovascular Disease

Cardiovascular disease is the primary cause of heart attacks and strokes and is the leading cause of death worldwide.  The disease can manifest itself in many ways, including: hypertension or high blood pressure, coronary artery disease leading to heart attacks, peripheral artery disease, arteriosclerosis (hardening of the arteries) or atherosclerosis (plaque which progressively blocks arteries), aneurysm, stroke, kidney failure, retinopathy and sudden death.

According to the American Heart Association's (“AHA”) Heart Disease and Stroke Statistics -- 2006 Update, in 2003, more than 910,600 Americans died from heart disease-related conditions, such as heart attack, high blood pressure, stroke, heart failure, and congenital heart defects.  Heart disease-related illnesses have been the country's deadliest conditions for more than a century. It's been the No. 1 cause of death [each year] since 1900, except for the year 1918. Today, more than 71 million Americans have heart disease, including 27.4 million people aged 65 or older. The AHA predicts that this number is expected to skyrocket as the nation ages, affecting 40 million Americans aged 65 and older by the year 2010. Heart disease also kills more than 150,000 Americans per year under the age of 65.  Besides the human toll, heart disease is also financially costly. In 2006, it is estimated that heart disease costs America more than $403 billion in direct and indirect costs, the AHA estimates.

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

Hypertension can easily go undetected and has been called the “silent killer” because it usually produces no clinical symptoms until after it has already seriously damaged the heart, kidneys, brain and/or other vital organs. Hypertension damages the arteries, leading to pathological changes in the tissues and organs supplied by these damaged arteries. It accelerates the development of atherosclerosis in large blood vessels and in the arteries supplying blood to the brain, heart, kidneys and legs. Atherosclerosis is the formation of plaque and the accumulation of fatty deposits lining the walls of arteries, or endothelium, which affect blood flow. The endothelium helps to maintain the flexibility or elasticity of the artery and normally inhibits the accumulation of lipid and cellular deposits on the wall of the artery. Abnormal function of the endothelium and the associated structural changes in the blood vessel wall result in a progressive loss of elasticity of the arteries. Detection of this loss in elasticity can identify individuals with abnormal arterial structure and function, often long before plaque formation can cause morbid cardiovascular events such as heart attacks or strokes. Further, demonstration of normal arterial structure and function might suggest that an individual does not have early atherosclerosis and therefore may not need aggressive risk factor management, despite poor life styles such as obesity, smoking or inactivity.

There is no simple, clinically applicable method to detect the presence of atherosclerosis prior to plaque obstruction of the arteries leading to heart attack, stroke, angina and other cardiovascular diseases. There have been widespread, global efforts at identification of individuals exhibiting the risk factors associated with atherosclerosis and intervention through lifestyle modification, medical therapy, surgical procedures and medication. The problem with this approach is two-fold: (a) patients without traditional risk factors will not be identified even though up to half of the atherosclerotic clinical events occur in such individuals; and (b) patients who have one or more risk factors may be subjected to intensive and prolonged therapy even though they may not have the atherosclerotic process which the therapy is designed to inhibit.

The Clinical Problem

Cardiovascular specialists spend considerable effort on evaluating heart function, including the clinical use of electrocardiograms (ECGs), echocardiograms and stress tests, but have been unable to assess the functional and structural abnormality of the arteries prior to the late phase of arterial obstruction due to atherosclerosis. In addition, due to the fact that hypertension increases one’s risk for developing cardiovascular disease, physicians put considerable effort into blood pressure measurements even though it, too, is an insensitive and nonspecific means of assessing the underlying condition of the blood vessels. Traditionally, a patient’s arterial blood pressure is obtained clinically by using a sphygmomanometer, that is, an upper-arm blood pressure cuff device. Despite these attempts to identify patients at risk for cardiovascular disease studies show that blood pressure is not necessarily well correlated with actual cardiovascular events.  Approximately, 50% of heart attack victims and 75% of stroke victims have normal blood pressure.  Therefore, focusing on blood pressure levels alone to determine cardiovascular risk may not catch those with actual disease.

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

According to the AHA, cardiovascular disease claims more lives each year than the next four causes of death combined, which are cancer, chronic lower respiratory diseases, accidents and diabetes.  In addition more women die of cardiovascular disease each year than men.  According to the NIH Women's Ischemia Syndrome Evaluation (“WISE”) report released in 2006, women have a form of heart disease that is fundamentally different and harder to diagnose then in men.  Standard cardiovascular disease diagnostic techniques such as treadmill stress tests and coronary angiography designed to show large coronary artery stenosis is not useful in women where the plaque appears more likely to spread evenly through the artery wall.  Coronary angiography might be missing a sizeable portion of women in terms of estimating the risk for cardiovascular disease.  Half or more of women who present with findings suggesting ischemia have dysfunction at the microvascular level and this dysfunction appears linked to adverse outcomes.  Therefore, women appear to be strong candidates for CVProfilor testing.

The Company’s Products

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

Incorporating this physiological phenomenon associated with blood pressure waveforms, Drs. Jay N. Cohn and Stanley M. Finkelstein, Professors at the University of Minnesota Medical School in Minneapolis, Minnesota, and two of our Company’s founders, developed a clinically useful procedure for determining a measure of elasticity for both large and small arteries. Our products use patented and proprietary software programs and algorithms to analyze the contour of the blood pressure waveform so that the arterial elasticity can be determined. The measure of elasticity of the large arteries is called a C1-large artery elasticity index and in the small arteries the measure is called the C2-small artery elasticity index.

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

Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product marketing.

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

Similar to the CVProfilor® DO-2020 System, the CVProfilor® MD-3000 System provides physicians with the ability to immediately print a CVProfile™ Report in their office containing patient specific information on blood pressure (systolic, diastolic and mean arterial pressure), heart rate, pulse pressure, body surface area, body mass index, and both C1-large and C2-small artery elasticity indices. Due to fundamental differences in physician reimbursement, patient data transfer regulations and telephone communication technologies, the CVProfilor® MD-3000 System is being marketed to physicians through distributors as a capital purchase item and does not contain technology which allows the telephonic transmission of data to a Central Data Management Facility.  To date, there have been no commercial sales of the MD-3000 to physician or research customers.

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

Published Articles: Clinical Research Update

Many scientific articles have been published in peer-reviewed medical journals which utilized either the CR-2000 Research System or the CVProfilor® DO-2020 System. We have over 280 abstracts and articles in our bibliography, all of which generally address our technology, our methodology, the relationship of arterial elasticity to cardiovascular disease, and/or the benefits of blood vessel elasticity assessment. More than half of these peer-reviewed, published articles and abstracts  reference the utilization of the CVProfilor® DO-2020 System or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

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

As of June 30, 2008, the CR-2000 Research System was being utilized in 25 countries throughout the world and users have contributed many of the articles in our bibliography of  over 280 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour analysis methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

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
•  Pfizer, Inc. used the CR-2000 Research System for a North American cardiovascular drug research trial, AVALON, to study the arterial elasticity impact of their combination drug, Caduet, a combination of Norvasc and Lipitor; and
•  Solvay Pharmaceuticals, Inc. chose the CR-2000 Research System for a multi-site cardiovascular drug  trial.

The inclusion of the CR-2000 Research System in these important pharmaceutical research trials provide credibility and promote awareness of our blood pressure waveform analysis technology in the global medical marketplace.

The Practicing Physician Market

The CVProfilor® DO-2020 CardioVascular Profiling System is designed for use by physicians, other health care professionals and trained medical personnel. As of 2007, American Medical Association estimates indicate that there are more than 950,000 licensed physicians actively working in the U.S., about 350,000 of which are included in our target market as potential users of the CVProfilor® DO-2020 System as follows:

•   Approximately 346,000 physicians specializing in internal medicine, general and family practice physicians (that is, primary care physicians);
•  Approximately 4,000 non-interventional cardiovascular disease specialists.

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

HDI/PulseWave™ CR-2000 Research System

The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through a small direct sales force in the U.S. and through international  distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2008, the established end-user price in the U.S. for the CR-2000 Research System was approximately $27,000; however, higher than expected manufacturing, marketing or distribution costs and/or competitive pressures could result in our need to raise or lower this current price.

The CR-2000 Research System has a CE Mark which allows it to be marketed throughout the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies.

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

In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under three pricing structures. Physicians may:

-  purchase a new CVProfilor® DO-2020 System for $29,500;
- rent the CVProfilor® DO-2020 System for a period of one year and pay a $45 per-patient-tested fee, subject to a minimum monthly fee of $675.
- purchase a rented CVProfilor® DO-2020 System for a reduced price dependant upon the amount of cumulative rental payments made to HDI.

The majority of our revenue is derived from sales of the CVProfilor® to physicians.  A smaller number of physicians prefer to rent the CVProfilor® either as a means of a short-term trial or a long-term capital conservation strategy.  For those that prefer to rent, we offer a per-patient-tested program that invoices physicians monthly based on the number of patients tested each month subject to a minimum monthly rental fee.  We are no longer using a direct sales force to call on key physician opinion leaders. We plan to expand our sales network consistent with our capital availability and revenue growth.

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

The MD-3000 System is offered to distributors who re-sell it in their territory. Our distributors have the right to set the selling price of the MD-3000 System within their assigned territory. Distributor appointments are generally based on the distributor’s ability to manage the financial aspects of currency fluctuations, their demonstration of ethical conduct consistent with U.S. business practices, their ability to market to and support key differences in physician practice patterns, and their ability to satisfy government regulations pertaining to use of medical devices that exist within their territory. We prefer distributors to also distribute complementary cardiovascular or general medical products and that have the ability to designate specialist support for marketing the MD-3000 System. To date, there have been no commercial sales of the MD-3000 to physician or research customers.

Engineering

In April 2001, we acquired certain assets of Solutions Engineering, Inc., or SEI, an external contract engineering firm based in St. Paul, Minnesota, that had been instrumental in the design, development and ongoing technical support of our products, including engineering tools (that is, software programs, electronic instruments and mechanical equipment), special engineering methodology, a unique quality system and basic business assets including office and engineering furniture and supplies. We provide ongoing technical support for our products.  We contract with external hardware and software engineering firms for special projects in support of our products.

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

On November 30, 1999, we announced that our Quality Assurance System was registered to ISO-9002, EN-46002 and ISO-13488 by TÜV Product Service, Inc. Both our CR-2000 Research CardioVascular Profiling System and our MD-3000 System display the “CE” mark, indicating that they are approved for sale throughout the European Union and that the products comply with applicable electrical and mechanical safety standards.

Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota, in compliance with the FDA’s Quality System Regulations, or QSR. Further, the manufacturing facility is operated using a complete quality system approach, which meets international standards and has been certified as being in compliance with the ISO-13485: 2003 standard. Despite having a small production staff, we believe that we can accommodate current requirements and should be able to meet anticipated future needs to manufacture, test, package, and ship all products within our in-house facility.

Competition

Competition in the medical device industry is intense and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. We compete directly with manufacturers of standard blood pressure cuff devices (sphygmomanometers), as well as many established companies manufacturing more elaborate and complex medical instruments. In addition, we are aware of other companies that are developing products, which provide either a measurement arterial compliance or elasticity or a clinical surrogate for it.

We are aware of a number of firms that are developing or have developed products that attempt to measure vascular elasticity (sometimes referred to as vascular stiffness) and which may be viewed to a greater or lesser degree as competitive alternatives to our products. These firms include: ARTECH Medical (formerly Colson/Dupont Medical), Pantin, France; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.), based in Sydney, Australia; Colin Medical Technology Corporation, Kyoto, Japan (acquired by Omron Healthcare Co. Ltd., in June of 2005); Endothelix, Inc., Houston, Texas; Fukuda Denshi, Tokyo, Japan; Hemonix, Inc., Beverton, Oregon; International Medical Device Partners, or IMDP, Las Vegas, Nevada; Itamar Medical, Ltd., Caesarea, Israel; Meridian Co., Ltd., Seoul, Korea; Micro Medical, Kent, United Kingdom (acquired by VIASYS Healthcare Inc., in March of 2005); Novacor,  Paris, France; Omron Healthcare, Inc., Bannockburn, Illinois, a subsidiary of Omron Corporation, Kyoto, Japan;  Pie Medical Imaging bv, Maastricht, The Netherlands; Pulse Metric, Inc., or PMI, San Diego, California; Specaway Pty. Ltd., St. Pauls, New South Wales, Sydney, Australia; and Vasocor, Inc., Charleston, North Carolina.

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

Colin Medical Instruments Corp. received FDA clearance on July 9, 2002, for a monitor that is designed to assist in the detection of peripheral vascular diseases. In addition to measuring blood pressure, heart rate, pulse wave and heart sounds, the device is capable of calculating ankle-brachial index and pulse wave velocity. This device is used on adult patients only.  Colin Medical Technology, (formerly Colin Medical Instruments Corp), a division of the Carlyle Group, was acquired by the Omron Corporation.

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

Medical device laws are also in effect in many of the countries outside of the United States in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. In June 1998, the European Union Medical Device Directive became effective. All medical devices must meet the Medical Device Directive standards and receive CE Mark certification to be sold in the European Union. CE Mark certification involves a comprehensive quality system audit and review of product data by the notified body in Europe. Both our CVProfilor® MD-3000 and our CR-2000 Research System have been through this assessment and bear the CE Mark. Other countries have similar requirements based on conformance to quality standards consistent with our ISO-13485 certification and/or the FDA’s Quality System Regulations.

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

Many physicians using the CVProfilor® DO-2020 System are obtaining reimbursement under an existing CPT code. The level of physician reimbursement varies considerably by provider, by patient and by clinic. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our success in marketing our products.

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

These 23 licensed or assigned patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and/or the non-invasive determination of cardiac output. Included in these patents are six U.S. issued patents relating to the design, configuration and manufacturing of our Sensor, which is a key component of our products. The Sensor is manufactured for us by Apollo Research Corp., or Apollo.

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

We intend to rely to the fullest extent possible on trade secrets, proprietary “know-how” and our ongoing endeavors involving product improvement and enhancement. We can give no assurance that nondisclosure agreements and invention assignment agreements, which we have or will execute, will protect our proprietary information and know-how or will provide adequate remedies in the event of unauthorized use or disclosure of that information, or those others will not be able to independently develop that information.

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

Employees and Consultants

As of June 30, 2008, we employed 5 full-time employees, none of whom are engaged in sales positions. We believe that our employee relations are good.

From time to time, we may engage consultants to provide various services.  We currently engage  consultants and independent contractors and have ongoing consultant relationships with several experts including the following:

•  experts in quality systems, regulatory affairs and FDA matters;
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

Risks Related to Our Business

We are presently generating only minimal revenue.  We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2008, we had an accumulated deficit of $27,186,167 attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System. While we expect the CVProfilor® DO-2020 System to generate the majority of our revenue in the future, to date it has generated only minimal revenue. Marketing and distribution activities have commenced in the U.S., as well as internationally, for the CR-2000 Research System, but the revenue we derive from the CR-2000 has been insufficient to make our operations profitable. The CVProfilor® MD-3000 system, the international version of our CVProfilor® DO-2020 System, was released in June 2002 and has to date, not generated any commercial sales to physician or research customers.

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

We may need additional capital in the future to continue our business.  Until such time as our product generates sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate, where expenditures exceed revenue, of approximately $40,000.  We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2008.  We do not expect revenue generated by our products to be sufficient to meet our capital needs during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices and establishing and maintaining an inventory of System components beyond June 30, 2008, depends to a significant degree on our ability to obtain sufficient and timely future financing.  Our current monthly burn rate may increase.

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

Our success is mainly dependent upon a single product, the CVProfilor® DO-2020 System.  On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any. To date, we have generated only minimal sale or rental revenue from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. Placements of CVProfilor® DO-2020 Systems, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are placed. Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.  In May of 2005, we introduced a rent-to-own program, whereby rental customers (those using the CVProfilor® DO-2020 System on a per-patient-tested basis) could purchase their used equipment at a price lower than the price for purchasing a new System by applying a portion of their collected rental payments toward the buy-down of the used equipment price.  The sale of used equipment or conversion of rental customers to owners, while initially strong, has slowed down considerably as fewer rental customers remain from which to generate conversion revenues.  To date, we have approximately 14  rental customers.  Our ability to sell new customers on purchasing the system outright has been more challenging than originally anticipated.

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

Our marketing strategy may result in lower revenues. Originally, we focused our initial CVProfilor® DO-2020 marketing efforts on a “per-patient-tested” marketing strategy which we believed had a number of significant advantages for physicians over the more traditional product “sales” strategy. Our pricing under this “per-patient-tested” is as follows: a physician leases the CVProfilor® DO-2020 System for a period of one year, paying a $45 per test, subject to minimum monthly fee of $675.  The per-patient-tested marketing strategy has one significant drawback for us over the more traditional product capital acquisition or “sales” strategy. This per-patient-tested rental approach delays our cash flow recovery of product costs. Physician payments for use of the CVProfilor® DO-2020 under this pricing follow actual utilization by some 30-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing. This delay in payment, therefore, requires six to twelve months to fully recover product costs. These cash flow delays mean that we will generate little, if any, cash during the initial placement of the product and will require cash from other sources to support its operations during this period, the receipt of which cannot be assured.  Currently, we provide the per-patient-tested rental option as a short-term trial prior to purchase.  This provides the physician with an opportunity to appreciate the clinical and financial advantages of the CVProfilor® DO-2020 prior to purchase.  Although CVProfilor® DO-2020 purchases are now the majority of our revenues, we cannot assure you that our marketing strategy will result in greater revenue, immediately or over time.  While we believe that the per-patient-tested method may increase the rate of acceptance for some physician customers willing to ultimately purchase the CVProfilor® DO-2020, this may not be true. Additionally, the success of any of our marketing strategies will depend in large part on physician acceptance of the CVProfilor® DO-2020, which cannot be assured.

We are unable to predict how our products will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance requires that we educate the marketplace about the anticipated benefits associated with the use of our products and also requires us to obtain and disseminate additional data acceptable to the medical community as evidence of our product’s clinical benefits. Because our products represent a new approach for evaluating vascular disease, there has been a greater reluctance to accept our products than would occur with products utilizing more traditional technologies or methods of diagnosis. This has resulted, and may continue to result, in longer sales cycles and slower revenue growth than anticipated. We cannot assure you that we will be successful in educating the marketplace about our products or that available data concerning these benefits will create a demand by the research or medical community for our products. We cannot assure you that our services will be profitable to, or become generally accepted by, physicians. To date, the rate of physician utilization has developed more slowly than we anticipated and is generally lower than we anticipated. In addition, our products are premised on the medical assumption that a loss of arterial elasticity is an indicator of the early onset of vascular disease. While we believe, based on many clinical research studies and trials, that the loss of arterial elasticity is indeed an indicator for the early onset of vascular disease, we cannot assure you that our claims will be fully accepted by the medical community, if at all.

Our physician customers are dependent upon the availability of third party reimbursement to the physician and/or direct patient payment.  While the cost of our products and services are reimbursed by certain private health coverage insurers and payer organizations, Medicare and certain of the private health coverage insurers and other payer organizations may not consistently provide reimbursement for our products and services.  The availability of third party reimbursement for our medical products and services may affect the physician’s decision to use our products and services.  As a result, our financial performance may be impacted by the availability of reimbursement, if any, for the cost of our products and services from government health administration authorities, private health coverage insurers and other payer organizations.  Our experience has shown that reimbursement for the cost associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years, if ever. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenue. We cannot assure you that patients will be willing to pay for our products at prices, which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations. Several payers have a coverage policy that identifies the CVProfilor® as “experimental and investigational.”  BCBS of Alabama and Tennessee, Aetna, Harvard Pilgrim HealthCare, United Healthcare and John Deere Health (acquired by UHC) have issued coverage policies that identify the CVProfilor as “experimental and investigational.”

We have not been successful in growing our sales force.  The process of finding qualified sales reps who can convey the clinical and economic value proposition to prospective customers has proved extremely difficult.  Additionally, the company has experienced high turnover in its sales force.  Our ability to grow our revenues will largely be determined upon the ability of the company to find, hire, train, and retain a competent sales force.   Currently we do not have any dedicated sales reps directly employed by the Company.

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

We depend upon sub-assembly contract manufacturers.  To date, we have relied on independent contractors for the fabrication of sub-assemblies and major product components used in the production of all versions of our products. For our products to be financially successful, they must be manufactured in accordance with strict regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. To date, our products have been manufactured in limited quantities and not on a large commercial scale. As a result, we cannot assure you that we will not encounter difficulties in obtaining reliable and affordable contract manufacturing assistance and/or in scaling up our manufacturing capabilities. This may include problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel. In addition, we cannot assure you that we will not encounter problems relating to integration of components if changes are made in the configuration of the present products. Any of these difficulties, as well as others related to these, could result in our inability to satisfy any customer demand for our products in a cost-effective and efficient manner and therefore would likely have a material adverse affect on our business, financial condition and results of operations.

We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business. By way of example, we currently obtain our Arterial PulseWave™ Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with Apollo Research Corp., or  Apollo, our sole supplier of this component. In January 2001, we were advised by Apollo that they could not assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for production of approximately 600 of our products.  Of that initial order, we have sufficient inventory to meet an estimated 6-12 months of production.  Sometime in the next 6 months we will need to re-order Sensors for inventory.  Apollo indicates that they can continue to meet our production needs for the Sensor in the near term. Similarly, we were also advised by Colin Medical Instruments Corp. , our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor.  We currently have an inventory of such monitors, which we believe would be sufficient for 1-2 years of production.  If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new monitor or Sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

We lack significant sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System in December 1998 and currently have not developed an international distribution network.  We commenced marketing of the CVProfilor® DO-2020 System in March 2001 and have yet to generate any significant revenue based on placements of it or from unit sales. We have not yet developed a nationwide distribution network for our products. Currently, we do not have any dedicated sales reps directly employed by the Company.  Even as we enter into agreements with distributors, we cannot assure you that the distributors will devote the resources necessary to provide effective sales and promotional support for our products. Our ability to expand product sales will largely depend on our ability to develop relationships with distributors who are willing to devote the resources necessary to provide effective sales and promotional support, and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

Our financial results and the market price of our securities are subject to significant fluctuations, which may affect the price of our securities.  Our quarterly results and the market price of our securities may be subject to significant fluctuations due to numerous factors, such as variations in our revenue, earnings and cash flow, the ability to meet market expectations, the availability of product components, market acceptance, changes in price, terms or product mix, changes in manufacturing costs or the introduction of new products by us or our competitors. Our inability to successfully market the CVProfilor® DO-2020 System will adversely affect our financial results which may have an adverse effect on the market price of our securities. We cannot assure you that we will ever generate significant revenue or that our revenue or net income will ever improve on a quarterly basis or that any improvements from quarter to quarter will be indicative of future performance. In addition, our expenses may not match revenue on a quarterly basis, and a delay in future revenue would adversely affect our operating results.

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

Our stock is thinly traded, which causes small volumes of purchases or sales of our stock to impact our stock price significantly.  Significant fluctuations in our stock price may adversely impact our ability to raise additional capital and adversely impact the exercise of warrants which is a potential source of additional capital for the Company

If we do not adapt to rapid technological change, our business will suffer.  The medical device market is characterized by intensive development efforts and rapidly advancing technology. Our success will largely depend upon our ability to anticipate and keep pace with advancing technology and competitive innovations. We cannot assure you that we will be successful in identifying, developing and marketing new products or in enhancing our existing product. In addition, we cannot assure you that new products or alternative screening and diagnostic techniques will not be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of our research, development and commercialization expenses.

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

We have a limited number of personnel and the loss of one or more of them may adversely affect our operations.  We currently employ five employees and engage the services of several consultants.  The loss of one or more of our employees, even if they are not key employees, could result in the interruption of our operations and adversely affect our financial condition and results.  There is no assurance that we will be able to timely employ replacement personnel or engage the temporary services of consultants in the event that we suffer the loss of one or more of our employees.

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

Our CVProfilor® DO-2020 System was cleared for marketing in the U.S. by the Food and Drug Administration, or the FDA. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances if the CVProfilor® DO-2020 System fails to comply with regulatory standards or if we encounter unforeseen problems following initial marketing. In order to obtain FDA clearance for our product, the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-13485:2003 registered. Failure to receive future necessary regulatory clearances or approvals or a lengthy approval process would have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that foreign regulatory clearances or approvals will be granted on a timely basis, if ever, or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory clearances or approvals. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of large resources. We cannot assure you that we will be able to meet export requirements or obtain necessary foreign regulatory approvals for our products on a timely basis or at all.

In order to obtain a CE Mark for our product (which is required to sell the product in the UK and the European Union), the facilities and manner in which we operate and do business must adhere to a quality system and in this regard, we are presently ISO-13485 registered. Further, because both the HDI/PulseWave™ CR-2000 Research System and the CVProfilor® MD-3000 System display the CE mark, they must conform to European Council Directive 93/42/EEC regarding Medical Devices.

Delays in receipt of or failure to receive foreign clearances or approvals, or failure to comply with existing or future regulatory requirements and quality system regulations, would have a material adverse effect on our business, financial condition and results of operations.

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products and our CDMF are in compliance with the regulations under HIPAA and with the rules under HIPAA for electronic healthcare transmissions and code sets used in those transmissions.  We may be required to incur additional expenses in order to comply with these any amendments to these requirements. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards.

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

Other Risks

Our ability to obtain additional financing requires approval of the Series A Preferred Stockholders. We issued shares of Series A Convertible Preferred Stock and common stock to a group of investors in the August 2003 and February 2004 Placements, in the aggregate. As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we will be prohibited from making certain changes to our capital structure and business practices. Further, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in these Offerings.  In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years. This provision of our Articles of Incorporation and the concentration of ownership following the Offering may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.

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

Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market. As of September 26, 2008, there were 40,795,820 shares of our common stock issued and outstanding.  Of these outstanding shares, all shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144(k).

As of September 26, 2008, we have a total of 26,126,291 shares of common stock, which may be issued upon exercise of the following options or warrants:

▪	3,238,342 shares of our common stock purchasable through the exercise of options granted under our 2003 Stock Plan;
▪	263,000 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;
▪	1,024,000 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;
▪	1,830,000 shares of our common stock purchasable through the exercise of options granted under our 2005 Stock Option Plan;
▪	875,695 shares of our common stock purchasable through the exercise of other outstanding options and warrants, exercisable at per share exercise prices ranging from $0.25 to $3.70; and
▪
10,768,974 shares of our common stock issuable upon exercise of the Warrants sold in the August 2003 and February 2004 Placements, and 8,126,280 additional shares of our common stock issuable upon conversion of the Series A Convertible Preferred Stock underlying the Warrants.

As of September 26, 2008, we also have 9,101,700 shares of our common stock issuable upon conversion of our 758,475 outstanding shares of Series A Convertible Preferred Stock.

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

ITEM 2. Description of Property

On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota, a location in close proximity to the Minneapolis/Saint Paul International Airport and within a 20 minute drive to the downtown area of both Saint Paul and Minneapolis. Effective July 31, 2000, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2000 to October 31, 2003.  Effective September 16, 2003, the term of this operating lease was extended for thirty-six (36) months, from November 1, 2003 to October 31, 2006.  Effective September 1, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010.  The monthly gross rent, including basic operating expenses, is approximately $6,500.  We believe that this facility should be adequate for our currently anticipated requirements for the term of the lease.

ITEM 3. Legal Proceedings

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”.  As of September 26, 2008, there were: (i) 160 shareholders of record of our common stock, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) 102 holders of our Series A Convertible Preferred Stock, which is convertible into 9,101,700 shares of our common stock; and (iii) 40,795,820 outstanding shares of our common stock, of which all shares are either freely tradable or eligible for sale under Rule 144 or Rule 144(k).

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the Over-the-Counter Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Price

	High	Low
Fiscal 2008
First Quarter	$0.20	$0.10
Second Quarter	0.19	0.07
Third Quarter	0.12	0.07
Fourth Quarter	0.11	0.03

Fiscal 2007
First Quarter	$0.10	$0.07
Second Quarter	0.13	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.12	0.12

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

Recent Sales of Unregistered Securities

Option Grants

During the fiscal year ended June 30, 2008, we granted options to purchase up to an aggregate of 15,000 shares of common stock to our employees, pursuant to our various Stock Plans. The options vested immediately, and have exercise prices of $0.11 per share.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OverviewWe are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries.  We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System.

▪
The CR-2000 Research System is being marketed worldwide “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular and pharmaceutical studies.  Further, because the CR-2000 Research System bears the CE Mark and meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union.

▪
In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals as a capital sale item and on a “per-patient-tested” rental basis.  It can also be purchased or leased.  Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our rental physician customers on the number of CardioVascular Profile Reports (CVProfileTM Reports) which they generate each month.  In the fourth quarter of fiscal year 2005, we implemented a new rent-to-own program that allows rental customers to credit a portion of their payments toward the purchase of their CVProfilor.  Acquisition options were enhanced with the assistance of a third-party leasing company, which the physician can use to acquire their CVProfilor.

▪
The CVProfilor® MD-3000 System is being marketed through distributors to physicians outside the United States.  These distributors purchase the product from us and then re-sell it to end-user physicians in their territory.  The CVProfilor® MD-3000 System has a CE Mark that allows it to be marketed within European Union countries.  The CVProfilor® MD-3000 may require certain regulatory approval for it to be marketed in other countries throughout the world.  To date, there have been no commercial sales of the MD-3000 to physician or research customers.

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

Research and Development.  We incurred research and development costs of $-0- and $31,858 for the fiscal year ended June 30, 2008 and June 30, 2007 respectively.  These costs are expensed as incurred.

Results of Operations

As of June 30, 2008, we had an accumulated deficit of $27,186,167, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of June 30, 2008, we had cash and cash equivalents of $1,081,868.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2008.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2008 and 2007, respectively:

	Fiscal Year Ended June 30, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$554,454	$342,305	$150,787	$61,362
Cost of Sales	44,329	26,250	12,850	5,229
Gross Profit	$510,125	$316,055	$137,937	$56,133

	Fiscal Year Ended June 30, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,878,840	$1,593,706	$255,247	$29,887
Cost of Sales	66,413	31,462	32,793	2,158
Gross Profit	$1,812,427	$1,562,244	$222,454	$27,729

Total Equipment Sales Revenue for the fiscal year ended June 30, 2008 was $342,305, compared to $1,593,706 for the fiscal year ended June 30, 2007, a 78.5% decrease.  A large part of this decrease is a result of the reduction in the number of the Company’s sales representatives from two as of June 30, 2007, to none as of March 31, 2008.  While the Company currently has no sales representatives, equipment sales occur from customers contacting the Company directly.  Revenue relating to international equipment sales was $90,625 for the fiscal year ended June 30, 2008 and $60,100 for the fiscal year ended June 30, 2007, a 50.8% increase.

Placements of the CVProfilor® DO-2020 System, and satisfactory utilization by physicians of those systems placed, has taken more time and resources than originally anticipated due to delays in obtaining consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 System and delays in integrating the CVProfilor® DO-2020 System into the clinic operations in which they are placed. Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to physicians who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a national distribution network; 3) a network of several independent distributors who sell complementary products. We are pursuing discussions with firms that have a national distribution network and an interest in representing our CVProfilor® DO-2020 System nationwide.

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

For the fiscal year ended June 30, 2008, we recognized Revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $150,787, compared to $255,247 for the fiscal year ended June 30, 2007, a 40.9% decrease.  As we use the rental model primarily as a means of generating trial with a hopeful move to a sale, renters will not, in the majority of cases, remain in the rental mode as long as previous.  This will result in lower rental revenues.

For the fiscal year ended June 30, 2008, Service/Contract Income was $61,362, compared to $29,887 for the fiscal year ended June 30, 2007, a 105.3% increase.  This increase was a result of an increase in warranty maintenance agreements, and as of October 1, 2007 we began charging customers for forms and accessories.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of June 30, 2008, the Inventory Reserve Allowance balance is $454,384.  The following table shows the effect of this adjustment for the periods indicated:

	Fiscal Year Ended June 30
	2008	2007
Cost of Sales …………………………………………………	$102,082	$189,262
Inventory Reserve Adjustment ……………………………	(57,753)	(122,849)
Cost of Sales, as reported ………………………………….	$44,329	$66,413

Total selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $1,259,874 compared to $2,381,310 for the fiscal year ended June 30, 2007, a 47.1% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30
	2008	2007

Wages, related expenses and benefits……………………………….	$411,661	$509,864
Patents and related expenses…...……………………………………	6,194	1,866
Outside consultants…………………………………………………..	52,484	111,172
Rent (building/equipment) and utilities…………………………………	94,069	95,015
Insurance-general and directors/officers liability…………………..	35,622	50,290
Selling, marketing and promotion, including applicable wages…….	321,455	1,032,649
Legal and audit/accounting fees…………………………………	88,506	143,352
Royalties………………………………………………………….	14,707	55,256
Depreciation and amortization………………………………………	10,505	13,200
Research and development………………………………………………	-	31,858
Stock option expense…………………………………………………….	94,675	135,740
Other-general and administrative………………………………….	129,996	201,048
Total selling, general and administrative expenses………..	$1,259,874	$2,381,310

Wages, related expenses and benefits decreased from $509,864 to $411,661 for the fiscal years ended June 30, 2007 and June 30, 2008, respectively, a 19.3% decrease.  This decrease is due in part to the reduction of one customer service position and for part of the year, one accounting position at June 30, 2008.  Included in the $411,661 expense amount for the fiscal year ended June 30, 2008 is an accrued compensation non-cash charge of $68,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.  Included in the $509,864 expense amount for the fiscal year ended June 30, 2007 is an accrued compensation non-cash charge of $110,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.

Outside consultants expense decreased from $111,172 for the fiscal year ended June 30, 2007 to $52,484 for the fiscal year ended June 30, 2008, a 52.8% decrease.  Included in the $52,484 expense amount for the fiscal year ended June 30, 2008 is $22,700 that relates to services provided by the Company’s Sarbanes Oxley Compliance Consultant; for fiscal year ended June 30, 2007, there were no expenses incurred in this area.  A breakdown of outside consultants expense for fiscal years 2008 and 2007 is provided below:

Outside Consultants Expense	FY '08	FY'07	%age Change
SOX Consulting	22,700	0	N.A.
Sales Recruiting & Training	0	36,640	N.A.
Engineering Consulting	930	3,098	-70.0%
IT Systems Administration	7,419	12,607	-41.2%
Quality Systems & Regulatory	17,723	26,259	-32.5%
Software Development	2,048	10,625	-80.7%
Accounting & Tax	1,524	20,972	-92.7%
Other	140	971	-85.6%
Total	52,484	111,172	-52.8%

Selling, marketing and promotion expense decreased from $1,032,649 for the fiscal year ended June 30, 2007 to $321,455 for the fiscal year ended June 30, 2008, a 68.9% decrease.  This category includes wages and commissions paid by us relating to our sales and marketing efforts, as well as travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid and a decrease in our sales force from two sales representatives at the end of June 30, 2007 to no sales representatives at the end of June 30, 2008.

Legal and audit/accounting fees decreased from $143,352 to $88,506 for the fiscal years ended June 30, 2007 and 2008, respectively, a 38.3% decrease.

Research and Development expense decreased from $31,858 for the fiscal year ended June 30, 2007 to $0.00 for the fiscal year ended June 30, 2008.

Interest income was $45,912 and $56,773 for the fiscal years ended June 30, 2008 and 2007, respectively.

Net loss was $703,837 and $504,011 for the fiscal years ended June 30, 2008 and 2007, respectively.  For the fiscal year ended June 30, 2008, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 39,690,323.  For the fiscal year ended June 30, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,793,320.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $294,764 and a net decrease of $346,281 for the years ended June 30, 2008 and June 30, 2007, respectively.  The significant elements of these changes were as follows:

	Fiscal Year Ended June 30
Net cash used in operating activities:	2008	2007
— net loss, as adjusted for non-cash items (expenses associated with depreciation, amortization, stock options)	$(619,398)	$(207,736)
— (increase) decrease in accounts receivable:	(A) 267,997	(A) (116,337)
– (A) The decrease in sales directly affects the decrease in accounts receivable
— (increase) in inventory:	(B) (3,277)	(B) 46,756
– (B) We continue to replenish inventory for items that are needed to build new units.
— increase in accrued payroll and payroll taxes:	(C) 30,962	(C) 92,222
– (C) expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.

We have incurred operating losses and have not generated positive cash flow from operations.  As of June 30, 2008, we had an accumulated deficit of $27,186,167.

As of June 30, 2008, we had cash and cash equivalents of $1,081,868 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2008.

Our current marketing strategy focuses on selling the CVProfilor® DO-2020 System to physicians who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase rental revenue rests in our ability to expand our marketing and distribution network to increase placements, sales and utilization of our CVProfilor® DO-2020 System.  We believe there are three ways we could expand our marketing and distribution network: 1) the development of an internal sales force; 2) a strategic partnership with a firm that possesses a national distribution network, or 3) a network of independent distributors selling complementary products.  We are pursuing discussions with firms that have an interest in representing our CVProfilor® DO-2020 System nationwide

Further, the existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 affects the availability of our working capital.  Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020.

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

Recent Accounting Pronouncements

FIN 48

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  We adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on the consolidated financial statements.

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

FASB 160

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

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

SFAS 162

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local government entities and federal governmental entities.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

SFAS 163

During May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts.”  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning December 15, 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value.  SFAS 159 became effective for Hypertension Diagnostics, Inc at the beginning of fiscal year 2008.  We have not elected to measure any items at fair value under Statement No. 159 and, as a result, Statement 159 did not have any impact on our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. Financial Statements

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.

We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
September 25, 2008

Hypertension Diagnostics, Inc.

Balance Sheets

	June 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,081,868	$1,376,632
Accounts receivable	26,000	293,997
Inventory	291,485	288,208
Prepaids and other current assets	9,026	17,988
Total Current Assets	1,408,379	1,976,825

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,109,875	1,119,264
Less accumulated depreciation and amortization	(1,114,200)	(1,099,436)
	12,877	37,030

Other Assets	6,530	6,530
Total Assets	$1,427,786	$2,020,385

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$19,997	$17,700
Accrued payroll and payroll taxes	527,611	490,324
Deferred revenue	30,598	16,503
Deposits from customers	970	30,125
Other accrued expenses	6,104	27,472
Total Current Liabilities	585,280	582,124

Deferred Revenue, less current portion	25,525	12,118

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--843,559 and 855,545
at June 30, 2008 and 2007, respectively; each share of
preferred stock convertible into 12 shares of common
stock at the option of the holder (aggregate liquidation
preference $3,375,835 and $2,817,818 at June 30, 2008
and 2007, respectively)	8,436	8,555
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares-- 39,774,812 and 39,630,980
at June 30, 2008 and 2007, respectively	397,748	396,310
Additional paid-in capital	27,596,964	27,503,608
Accumulated deficit	(27,186,167)	(26,482,330)
Total Shareholders' Equity	816,981	1,426,143
Total Liabilities and Shareholders' Equity	$1,427,786	$2,020,385

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30,
	2008	2007

Revenue:
Equipment sales	$342,305	$1,593,706
Equipment rental	150,786	255,247
Service/contract income	61,363	29,887
	554,454	1,878,840
Cost of Sales	44,329	66,413
Gross Profit	510,125	1,812,427

Expenses:
Selling, general and administrative	1,259,874	2,381,310
Gain on sale of property and equipment	-	(8,099)
Total Expenses	1,259,874	2,373,211
Operating Loss	(749,749)	(560,784)

Other Income:
Interest income	45,912	56,773
Total Other Income	45,912	56,773
Net Loss	$(703,837)	$(504,011)

Basic and Diluted Net Loss per Share	$(.02)	$(.01)
Weighted Average Shares Outstanding	39,690,323	39,793,320

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2006	871,225	$8,712	40,157,106	$401,571	$27,408,450	$(25,978,319)	$1,840,414
Redemption of Common Stock	-	-	(714,286)	(7,143)	(38,857)	-	(46,000)
Conversion of Preferred Stock						-	-
into Common Stock	(15,680)	(157)	188,160	1,882	(1,725)	-	-
Normal vesting of outstanding
stock options	-	-	-	-	135,740	-	135,740
Net loss	-	-	-	-	-	(504,011)	(504,011)
Balance at June 30, 2007	855,545	$8,555	39,630,980	$396,310	$27,503,608	$(26,482,330)	$1,426,143
Redemption of Common Stock	-	-	-	-	-	-	-
Conversion of Preferred Stock
into Common Stock	(11,986)	(120)	143,832	1,438	(1,319)	-	-
Normal vesting of outstanding
stock options	-	-	-	-	94,675	-	94,675
Net loss	-	-	-	-	-	(703,837)	(703,837)
Balance at June 30, 2008	843,559	$8,435	39,774,812	$397,748	$27,596,964	$(27,186,167)	$816,981

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Operating Activities:
Net loss	$(703,837)	$(504,011)
Adjustments to reconcile net loss to net
cash used in operating activities:
CEO stock based compensation expense	68,250	110,250
Depreciation	23,355	45,993
Net book value of disposed rental assets	798	4,292
Gain on sale of property and equipment	-	(8,099)
Stock options expense	94,675	135,740
Change in operating assets and liabilities:
Accounts receivable	267,997	(116,337)
Inventory	(3,277)	46,756
Prepaids and other current assets	8,962	3,866
Accounts payable	2,297	(41,195)
Accrued payroll and payroll taxes	(30,963)	(18,028)
Deferred revenue	27,502	(287)
Other accrued expenses	(50,523)	37,966
Net cash used in operating activities	(294,764)	(303,094)

Investing Activities:
Purchase of property and equipment	-	(5,286)
Proceeds from disposal of property and equipment	-	8,099
Net cash provided by/(used in) investing activities	-	2,813

Financing Activities:
Redemption of Common Stock	-	(46,000)
Net cash provided by/(used in) financing activities	-	(46,000)

Net increase/(decrease) in cash and cash equivalents	(294,764)	(346,281)
Cash and cash equivalents at beginning of period	1,376,632	1,722,913
Cash and cash equivalents at end of period	$1,081,868	$1,376,632

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

1.   Organization and Significant Accounting Policies

Description of Business

Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system.  The Company’s chief operating decision maker does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  At June 30, 2008 and 2007, the Company’s cash equivalents are carried at amortized cost which approximated market value, with no resulting unrealized gains and losses recognized.  The Company maintains cash in financial institutions.  The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.  Invoice terms can vary from at date of shipment to net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2008 and 2007.

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
June 30, 2008 and 2007

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

Research and Development Costs

All research and development costs are charged to expense as incurred.  The Company incurred $0 and $31,858 in research and development costs for the fiscal years ended June 30, 2008, and  June 30, 2007, respectively.

Income Taxes

We account for income taxes under the liability method pursuant to the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109).  Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The effect of changes in tax rates is recognized in the period in which the rate change occurs.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet.  The adoption of FIN 48 did not have a material impact on the financial statements.

Inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

1.    Organization and Significant Accounting Policies (Continued)

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

Stock-Based Compensation

The Company regularly grants options to individuals under various plans.  FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company implemented FAS 123(R) on July 1, 2006, using the modified prospective transition method.

The fair value of options granted during fiscal year 2008 and 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Risk-Free	Expected Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2008	4.50%	None	5 years	180.71%
June 30, 2007	4.50%	None	5 years	138.07-151.94%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

As of September 30, 2007, there was $137,250 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.5 years.

Recent Accounting Pronouncements

FIN 48

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  We adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on the consolidated financial statements.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

1.    Organization and Significant Accounting Policies (Continued)

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

FASB 160

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

1.    Organization and Significant Accounting Policies (Continued)

SFAS 162

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local government entities and federal governmental entities.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

SFAS 163

During May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts.”  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning December 15, 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value.  SFAS 159 became effective for Hypertension Diagnostics, Inc at the beginning of fiscal year 2008.  We have not elected to measure any items at fair value under Statement No. 159 and, as a result, Statement 159 did not have any impact on our financial statements.

2.      Income Taxes

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2008	2007
Tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0
Effective income tax rate	— %	— %

At June 30, 2008, the Company has net operating loss carry forwards totaling approximately $20,650,000 for federal income tax purposes and $9,495,000 for state income tax purposes.  Loss carry forwards will begin to expire in fiscal year 2010 if not used.

No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

2.      Income Taxes (Continued)

Components of deferred tax assets are as follows:

	June 30
	2008	2007
Loss carry forwards	$7,533,000	$7,478,000
Inventory reserve	182,000	217,000
Deferred compensation	179,000	151,000
Less valuation allowance	(7,894,000)	(7,846,000)
Net deferred tax assets	$-	$-

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

On June 5, 2006, the Company entered into another employment agreement for the period January 1, 2006 through December 31, 2006, whereby it accrued 175,000 phantom shares of its common stock per month payable to its CEO.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined).  Accordingly, the Company has accrued a compensation liability of $378,000 at June 30, 2007, which is the fair market value of 3,150,000 shares relating to this provision.  The Company extended the employment agreement for the period January 1, 2007 through December 31, 2007, and January 1, 2008 through December 31, 2008, whereby it will continue to accrue 175,000 phantom shares of its common stock per month payable to its CEO.  Accordingly the Company has accrued a compensation liability of $446,250 at June 30, 2008, which is the fair market value of 5,250,000 shares relating to this provision.  Due to the changes in the price of the Company’s common stock, the Company recorded an expense of $68,250 and $110,250 for the fiscal year ended June 30, 2008 and June 30, 2007 respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

3.     Shareholders’ Equity (Continued)

During the fiscal year ended June 30, 2005, the Company entered into various consulting agreements with different individuals.  All of these agreements related to providing services to the Company regarding the development of the market for the Company’s CVProfilor® DO-2020 CardioVascular Profiling System.  In consideration for the consulting services, the Company agreed to pay certain consulting fees and granted certain stock options.  The fair value of the options granted was determined utilizing the Black-Scholes pricing model and the total fair value was amortized / expensed in accordance with the term of each consulting agreement.  The total amount expensed regarding these consulting agreements during the fiscal years ended June 30, 2008 and 2007 was $0 and $583, respectively.

Conversion of Preferred Stock into Common Stock

During the fiscal years ended June 30, 2008 and 2007, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock.  An aggregate of 11,986 shares of Series A Convertible Preferred Stock were converted into an aggregate of 143,832 shares of common stock for the fiscal year ended June 30, 2008 and an aggregate of 15,680 shares of Series A Convertible Preferred Stock were converted into an aggregate of 188,160 shares of common stock for the fiscal year ended June 30, 2007.

Exercise of Warrants and Options

The following is a summary of preferred stock and common stock purchase warrants that were exercised:

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

FISCAL YEAR ENDED JUNE 30, 2008

August 28, 2003 Placement
Warrant B (Preferred - $2.64/share;
Common - $0.22/share)	-	$-	-	$-

February 9, 2004 Placement
Warrant A (Preferred - $2.04/share;
Common - $0.17/share)	-	$-	-	$-

Publicly Traded Warrants
Redeemable Class B Warrants
(Common - $0.22/share)	N/A	N/A	-	-
TOTAL	-	$-	-	$-

FISCAL YEAR ENDED JUNE 30, 2007

August 28, 2003 Placement
Warrant B (Preferred - $2.64/share;
Common - $0.22/share)	-	$-	-	$-

February 9, 2004 Placement
Warrant A (Preferred - $2.04/share;
Common - $0.17/share)	-	$-	-	$-

Publicly Traded Warrants
Redeemable Class B Warrants
(Common - $0.22/share)	N/A	N/A	-	-
TOTAL	-	$-	-	$-

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

3.    Shareholders’ Equity (Continued)

The following is a summary of the outstanding stock purchase warrants as of June 30, 2008:

	Warrant A		Warrant B		Warrant C
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$.17	$2.64	$.22	$3.60	$.30

August 2003 Placement	-	-	89,810	1,428,171	410,198	6,523,233

Exercised during fiscal 2007	-	-	-	-	-	-
Expired during fiscal 2007	-	-	-	-	-	-

Outstanding Balance, June 30, 2007	-	-	89,810	1,428,171	410,198	6,523,233

Exercised during fiscal 2008	-	-	-	-	-	-
Expired during fiscal 2008	-	-	-	-	-	-

Outstanding Balance, June 30, 2008	-	-	89,810	1,428,171	410,198	6,523,233

Expiration Date	-	-	12/31/08	12/31/08	9/30/09	9/30/09

February 2004 Placement	-	-	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2007	-	-	-	-	-	-
Expired during fiscal 2007	-	-	-	-	-	-

Outstanding Balance, June 30, 2007	-	-	94,496	1,502,702	82,686	1,314,868

Exercised during fiscal 2008			-	-	-	-
Expired during fiscal 2008	-	-	-	-	-	-

Outstanding Balance, June 30, 2008	-	-	94,496	1,502,702	82,686	1,314,868

Expiration Date	-	-	12/31/08	12/31/08	3/31/10	3/31/10

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

4.    Stock Options and Warrants (Continued)

A summary of outstanding options under the 1995 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	Per Share	Value

Balance at June 30, 2006	-	365,000	0.54
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	-	-	-
Balance at June 30, 2007	-	365,000	0.54
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	-	(102,000)	1.51
Balance at June 30, 2008	-	263,000	0.17	$0

At June 30, 2008, there were 263,000 options outstanding having exercise prices between $0.165 and $0.57 that had been granted under the 1995 Option Plan.  The outstanding options had a weighted average remaining contractual life of 6.45 years.  The number of options exercisable as of June 30, 2008 and 2007 were 263,000 and 365,000, respectively, at weighted average exercise prices of $0.17 and $0.54 per share, respectively.

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

A summary of outstanding options under the 1998 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2006	1,000	1,103,000	1.37
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	34,000	(34,000)	0.28
Balance at June 30, 2007	35,000	1,069,000	1.40
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	45,000	(45,000)	0.25
Balance at June 30, 2008	80,000	1,024,000	1.45	$0

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

4.    Stock Options and Warrants (Continued)

At June 30, 2008, there were 1,024,000 options outstanding having exercise prices between $0.165 and $6.12 that had been granted under the 1998 Option Plan.  The outstanding options had a weighted average remaining contractual life of 3.93 years.  The number of options exercisable as of June 30, 2008 and 2007 were 1,024,000 and 1,069,000, respectively, at weighted average exercise prices of $1.45 and $1.40 per share, respectively.

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

A summary of outstanding options under the 2003 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2006	603,158	3,396,842	0.19
Granted	(675,000)	675,000	0.16
Exercised	-	-	-
Canceled/forfeited	338,500	(338,500)	0.20
Balance at June 30, 2007	266,658	3,733,342	0.18
Granted	(15,000)	15,000	0.11
Exercised	-	-	-
Canceled/forfeited	510,000	(510,000)	0.18
Balance at June 30, 2008	761,658	3,238,342	0.19	$0

At June 30, 2008, there were 3,238,342 options outstanding having exercise prices between $0.09 and $0.20 that had been granted under the 2003 Option Plan.  The outstanding options had a weighted average remaining contractual life of 6.06 years.  The number of options exercisable as of June 30, 2008 and 2007 were 3,238,342 and 3,733,342, respectively, at weighted average exercise prices of $0.19 and $0.18 per share, respectively.  The weighted average fair value of options granted under the 2003 Option Plan during the year ended June 30, 2008 and 2007 was $0.11 and $0.16 per share, respectively.

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

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

4.    Stock Options and Warrants (Continued)

A summary of outstanding options under the 2005 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2006	6,000,000	-	-
Granted	(1,860,000)	1,860,000	0.16
Exercised	-	-	-
Canceled/forfeited	-	-	0.00
Balance at June 30, 2007	4,140,000	1,860,000	0.16
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	30,000	(30,000)	0.16
Balance at June 30, 2008	4,170,000	1,830,000	0.16	$0

At June 30, 2008, there were 1,830,000 options outstanding having an exercise price of $0.16 that had been granted under the 2005 Option Plan.  The outstanding options had a weighted average remaining contractual life of 8.42 years.  The number of options exercisable as of June 30, 2008 and 2007 were 1,830,000 and 1,860,000, respectively.

At June 30, 2008 and 2007, the Company had also granted a total of 25,000 options outside the 1995 Option Plan, the 1998 Option Plan, the 2003 Option Plan and the 2005 Option Plan.  These options have an exercise price of $0.16 and a weighted average remaining contractual life of 2.78 and 3.78 years, respectively.  The aggregate intrinsic value of these options was $0 at June 30, 2008.  These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant.  The entire options, were granted for consulting services provided to the Company.  The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided.  The number of non-Plan options exercisable at June 30, 2008 and 2007 were 25,000 at weighted average exercise price of $.16, respectively.  There were no non-Plan options granted during the years ended June 30, 2008 and 2007, respectively.

During fiscal year 2002, the Company issued a total of 670,000 warrants which expired in March 2007.  During fiscal year 2004, the Company issued a total of 850,695 warrants which remain outstanding at June 30, 2008.  All of the above outstanding warrants have an exercise price of $.25 and expire in August 2008.

5.      License Agreement

In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents.  Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents.  In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue.  Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred.  Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists.  Royalties expense was $14,707 and $55,256 in fiscal years 2008 and 2007, respectively.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

6.      Employee Benefit Plan

The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements.  The Plan requires mandatory contributions by the Company.  The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral,  not to exceed 3% of employee’s compensation.  The matching contributions expense amounted to $14,456 and $22,494 in fiscal years 2008 and 2007, respectively.

7.      Commitments

The Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space.  Effective August 11, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010.  Rent expense was $81,930 and $83,461 in fiscal years 2008 and 2007, respectively.

The following is a schedule of future minimum lease payments due as of June 30, 2008:

Year ending June 30:
2009………………………………………………………………………………..	79,093
2010………………………………………………………………………………..	81,872
2011………………………………………………………………………………..	27,599
$188,564

8.    Significant Customers and Credit Risk

Revenue from the Company’s products is concentrated among specific customers in the same industry.  The Company generally does not require collateral.  No customers accounted for more than 10% of total revenue in the years ended June 30, 2008 and 2007, respectively.  At each June 30, 2008 and 2007, one customer accounted for 100% and 11% of outstanding accounts receivable.

9.      Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter
June 30, 2008:
Revenue	$146	$146	$103	$159
Gross Profit	144	133	83	149
Net (Loss)	(456)	165	(349)	(64)
Basic and Diluted
Net (Loss) per Share	(.01)	(.00)	(.01)	(.00)

June 30, 2007:
Revenue	$422	$549	$469	$438
Gross Profit	402	535	455	420
Net (Loss)	(188)	(225)	(77)	(14)
Basic and Diluted
Net (Loss) per Share	(.00)	(.01)	(.00)	(.00)

Hypertension Diagnostics, Inc.
Notes to Financial Statements
June 30, 2008 and 2007

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

In May 2005, plaintiffs filed a motion to enforce the memorandum of understanding.  The Company filed a counter-motion seeking to enforce the return of property provisions in the memorandum of understanding.  On September 9, 2005, the Hennepin County District Court (“the Court”) ruled in favor of plaintiffs.  Pursuant to the Order, on September 30, 2005, the Company provided the Court with a check for deposit in the Court’s account in the amount of $138,382 ($130,000 for the cash portion of the mediated settlement, and $8,382 for court and administrative costs and interest) to secure the judgment pending post-Order motions seeking further relief.  The Company filed a Notice of Appeal of the Court’s decision on November 7, 2005.  On December 14, 2005, the Court denied plaintiffs’ motion for a supersedes bond and instead ordered the defendants to deliver to the County Court Administrator a stock certificate for 714,286 shares of the Company’s common stock.  Additionally, the Court ordered that the $138,382 in funds on deposit with the Court shall remain on deposit with the Court for the duration of the parties’ appeal process.  On August 8, 2006, the Minnesota State Court of Appeals affirmed the decision of the Hennepin County District Court.  The Company  decided not to appeal the Court of Appeals decision to the Minnesota State Supreme Court and negotiated a final cash settlement of $46,000 in lieu of payment of 714,286 shares of common stock on November 22, 2006.

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A(T).  Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mark N. Schwartz, and our Manager of Finance and Accounting, Mark O’Neill, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2008 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2008.  In the course of our annual audit, our independent registered public accounting firm uncovered a material accounting error which was corrected prior to the filing of this 10-KSB.  The adjustment to our financial statements has been recorded properly.  The cause of the material accounting error was a deficiency in a control over the accounting for the inventory reserve allowance.  Management determined that this control deficiency constituted a material weakness in our internal controls over financial reporting.  As of this date, the internal control over the financial statements has been remediated.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

Our Articles of Incorporation and Bylaws provide that the Board of Directors is classified into three classes, Class I, II and III, with the members of each class to serve (after an initial transition period) for a staggered term of three years. Messrs. Leitner and Stern were each designated as a Class I director; Mr. Guettler was designated as a Class II director; and Messrs. Brimmer and Schwartz and Dr. Cohn were each designated as a Class III director.  While the terms of each class have expired, pursuant to the Company’s Bylaws each director shall serve until their successor has been duly elected.

Name	Age	Position	Director Since

Larry Leitner (1) (2)	55	Director	2003
Alan Stern (1) (2)	53	Director	2003
Greg H. Guettler	54	President, Secretary and Director	1997
Mark N. Schwartz	52	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	53	Director	1995
Jay N. Cohn, M.D.	78	Director	1988

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

(a)  Significant Employees

Mark P. O’Neill – Mr. O’Neill was hired as our Manager of Finance and Accounting in March 2007. Previously, Mr. O’Neill served as our Accounting Manager from August 2004 to June 2006, and also served as a consultant to us from December 2006 to February 2007.  From February 1994 to April 2004, Mr. O’Neill was the  accounting manager for the Minnesota State Bar Association, Continuing Legal Education Division.

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

(d) Audit Committee

The Board of Directors has an Audit Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Alan Stern. Kenneth W. Brimmer is serving on our audit committee as an audit committee financial expert.  The Audit Committee operates under an Audit Committee Charter, adopted effective June 5, 2000,  amended and restated on October 31, 2003 and on May 9, 2008.  Each of the members of the Audit Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards.  The Audit Committee of the Board of Directors is responsible for the selection and approving the compensation of the independent auditors, providing independent, objective oversight of our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.

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

Code of Ethics

We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics").  A copy of the Code of Ethics can be obtained, and will be provided to any person without charge, upon written request to the Company’s Secretary at the Company’s headquarters address.  The code of ethics is available on our website, located at www.hypertensiondiagnostics.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended June 30, 2008.  In making this statement, we have relied solely  on  copies  of  any reporting forms received by us.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to (i) each individual serving as our principal executive officer during our last completed fiscal year (ii) each other individual that served as our executive officer at the end of our last completed fiscal year, and (iii) any individual whose total compensation exceeded $100,000 during the last completed fiscal year but was not an executive officer at the end of such last completed fiscal year (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Schwartz Chief Executive Officer	2008 2007	$109,231 100,000	$5,563 (1) 18,531	$68,250 (2) 110,250					$183,044 187,270
Greg H. Guettler President and Secretary	2008 2007	178,000 168,000	5,625 (3) 19,270						183,625 187,270

(1)	Represents a discretionary bonus paid to Mr. Schwartz as determined by the Company’s compensation committee.
(2)	Amount reflects the value of stock awarded to Mr. Schwartz in fiscal year 2008 of 2,100,000 shares of stock.
(3)	Represents a discretionary bonus paid to Mr. Guettler as determined by the Company’s compensation committee.

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers and Employees at June 30, 2008.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark N. Schwartz								5,250,000	$446,250
Greg H. Guettler	171,080 25,000 150,000 63,786 400,000 434,943 150,000			.165 1.000 .180 .165 .200 .165 .200	12/15/14 06/11/12 05/29/13 12/15/14 12/17/13 12/15/14 08/03/16

Employment Agreement

In connection with the August 2003 Private Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board.  Pursuant to such employment agreement, Mr. Schwartz was provided a monthly salary of $6,000 cash.  Effective March 1, 2005, the Compensation Committee of the Board of Directors approved an increase in the monthly cash salary from $6,000 to $7,000.  Effective March 27, 2006, the Compensation Committee approved an increase in the monthly cash salary from $7,000 to $8,333.  Effective September 10, 2007, the compensation Committee approved an increase in the monthly cash salary from $8,333 to $9,333.  In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Compensation Committee. Effective January 3, 2005, the Compensation Committee approved a bonus of 1,600,000 shares of our common stock to Mr. Schwartz for the period September 2003 to December 2004.  They also approved a monthly bonus of 125,000 shares of our common stock to Mr. Schwartz for the months of January 2005 through December 2005, respectively.

On June 5, 2006, we entered into a Deferred Equity Incentive Agreement (the “Agreement”) with Mr. Schwartz.  The effective date of this Agreement is January 1, 2006.  Under the terms and conditions of this Agreement, to the Company shall grant to Mr. Schwartz certain equity incentive compensation units (“Units”) that would: (1) have a current value related to the net value of our voting common stock; (2) increase or decrease with any future changes in the value of that stock; (3) be payable in cash only upon certain events; and (4) be payable in 2010 without regards to events.  For the period January 1, 2008 through December 31, 2008, we will grant to Mr. Schwartz one hundred seventy-five thousand (175,000) Units per month.  For the fiscal year ending June 30, 2008, the Company has accrued $68,250 in stock compensation expense relating to the Agreement.

On September 10, 2007, the Compensation Committee approved for Mr. Greg Guettler an increase in the monthly cash salary from $14,000 to $15,083. Effective September 10, 2008 the Compensation Committee approved a bonus agreement with Mr. Guettler which provides him with a $181,000 cash bonus if certain objectives are reached by the Company.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan: 1998 Plan: 2003 Plan:	263,000 1,024,000 3,238,342	$0.17 $1.45 $0.19	0 80,000 761,658

Equity compensation plans not approved by shareholders	2005 Plan: Other:	1,830,000 25,000	$0.16 $0.16	4,170,000 N/A
Total		6,380,342	$0.38	5,011,658

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

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of September 26, 2008 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2008, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days (1)	Total	Percentage of Class Beneficially Owned

Mark N. Schwartz (2) (3)	Common	5,290,483	564,266	5,854,749	14.16%
	Preferred	0	35,483	35,483	4.47%
	Combined	5,290,483	990,056	6,280,539	12.48%

Larry Leitner (2)	Common	1,297,082	1,022,829	2,319,911	5.55%
	Preferred	61,440	28,160	89,600	11.39%
	Combined	2,034,362	1,360,749	3,395,111	6.76%

Alan Stern (2)	Common	1,159,559	1,157,161	2,316,720	5.52%
	Preferred	60,294	36,608	96,902	12.19%
	Combined	1,883,087	1,596,457	3,479,544	6.91%

Greg H. Guettler (2) (3)	Common	45,356	1,407,202	1,452,558	3.44%
	Preferred	1,280	1,408	2,688	0.35%
	Combined	60,716	1,424,098	1,484,814	2.97%

Jay N. Cohn (2)	Common	1,198,764	1,454,079	2,652,843	6.28%
	Preferred	68,829	42,240	111,069	13.87%
	Combined	2,024,712	1,960,959	3,985,671	7.91%

Kenneth W. Brimmer (2)	Common	196,992	1,022,684	1,219,676	2.92%
	Preferred	8,960	9,856	18,816	2.45%
	Combined	304,512	1,140,956	1,445,468	2.89%

All Officers and Directors	Common	9,188,236	6,628,220	15,816,456	33.35%
as a Group (6 individuals)	Preferred	200,803	153,755	354,558	38.87%
	Combined	11,597,872	8,473,274	20,071,146	38.79%

Marten Hoekstra	Common	4,159,707	1,119,538	15,816,456	12.60%
	Preferred	0	70,399	354,558	8.49%
	Combined	4,159,707	1,964,320	6,124,027	12.07%

(1)
Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Director.

(3)	Named Executive Officer.

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

None

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (“VK”) for professional services rendered for the years ended June 30, 2008 and 2007:

	2008	2007
Service	VK	VK
Audit Fees	$67,200	$65,542
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other Fees	-0-	-0-
TOTAL	$67,200	$65,542

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

HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ
MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated: September 26, 2008

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 26, 2008.

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

Signature	Title

/s/ MARK N. SCHWARTZ	Chairman of the Board of Directors, Chief Executive Officer (Principal executive officer)
Mark N. Schwartz

/s/ LARRY LEITNER	Director
Larry Leitner

/s/ ALAN STERN	Director
Alan Stern

/s/ KENNETH W. BRIMMER	Director
Kenneth W. Brimmer

/s/ GREG H. GUETTLER	President, Secretary, and Director
Greg H. Guettler

/s/ JAY N. COHN	Director
Jay N. Cohn

/s/ MARK O’NEILL	Manager of Finance and Accounting
Mark O’Neill	(Principal financial officer)