Form 10-Q
period 2008-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2008-11-13
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-24635

HYPERTENSION DIAGNOSTICS, INC.
(Exact name of small business issuer as specified in its charter)

MINNESOTA (State of incorporation)	41-1618036 (I.R.S. Employer Identification No.)

2915 WATERS ROAD, SUITE 108
EAGAN, MINNESOTA 55121-3528
(651) 687-9999
(Address of issuer’s principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                    YES ☒  NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  NO 

The number of shares of Common Stock outstanding as of November 13, 2008 was 40,795,820.

HYPERTENSION DIAGNOSTICS, INC.

Index

Forward-Looking Statements

This report contains forward-looking statements that are based on the current beliefs of our management as well as assumptions made by and information currently available to management.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2008 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy potentially resulting in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing our Central Data Management Facility; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.  We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	September 30,	June 30,
	2008	2008
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$984,345	$1,081,868
Accounts receivable	2,874	26,000
Inventory	288,240	291,485
Prepaids and other current assets	20,892	9,026
Total Current Assets	1,296,351	1,408,379
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,109,875	1,109,875
Less accumulated depreciation and amortization	(1,116,980)	(1,114,200)
	10,097	12,877
Other Assets	6,530	6,530
Total Assets	1,312,978	1,427,786

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	19,305	19,997
Accrued payroll and payroll taxes	274,245	527,611
Deferred revenue	29,773	30,598
Deposits from Customers	970	970
Other accrued expenses	2,685	6,104
Total Current Liabilities	326,978	585,280

Deferred Revenue, less current portion	24,539	25,525

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000. Issued and outstanding shares--758,475 and 843,559 at September 30, 2008 and June 30, 2008, respectively; each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $3,145,259 and $3,375,835 at September 30, 2008 and June 30, 2008, respectively)	7,585	8,436
Common Stock, $.01 par value:
Authorized shares--150,000,000 Issued and outstanding shares--40,795,820 and 39,774,812 at September 30, 2008 and June 30, 2008, respectively at September 30, 2008 and June 30, 2008, respectively	407,958	397,748
Additional paid-in capital	27,610,480	27,596,964
Accumulated deficit	(27,064,562)	(27,186,167)
Total Shareholders' Equity	961,461	816,981
Total Liabilities and Shareholders' Equity	$1,312,978	$1,427,786
See accompanying notes.

See accompanying notes.

Index

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2008	2007

Revenue:
Equipment sales	$82,000	$91,930
Equipment rental	25,697	46,227
Service/contract income	28,815	8,195
	136,512	146,352
Cost of Sales	4,531	2,328
Gross Profit	131,981	144,024

Selling, general and administrative expenses	16,860	614,985
Total Expense	16,860	614,985
Operating Income (Loss)	115,121	(470,961)

Interest income	6,484	14,753
Net Income (Loss)	$121,605	$(456,208)

Basic and Diluted Net Loss per Share	$.00	$(.01)
Weighted Average Shares Outstanding - Basic	40,363,001	39,649,319
Weighted Average Shares Outstanding - Diluted	40,363,001	39,649,319

See accompanying notes.

Index

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30
	2008	2007
Operating Activities:
Net Income / (loss)	$121,605	$(456,208)
Adjustments to reconcile net loss to net
cash used in operating activities:
CEO stock based compensation	(229,688)	283,500
Depreciation	2,780	7,480
Net book value of disposed rental assets	0	798
Stock options expense	22,875	24,400
Change in operating assets and liabilities:
Accounts receivable	23,126	266,134
Inventory	3,245	(5,202)
Prepaids and other current assets	(11,866)	(4,170)
Accounts payable	(692)	50,802
Accrued payroll and payroll taxes	(23,678)	(50,350)
Deferred revenue	(1,811)	(4,788)
Other accrued expenses	(3,419)	(21,453)
Net cash used provided by operating activities	(97,523)	90,943

Net increase/(decrease) in cash and cash equivalents	(97,523)	90,943
Cash and cash equivalents at beginning of period	1,081,868	1,376,632
Cash and cash equivalents at end of period	$984,345	$1,467,575

See accompanying notes.

Index

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2008

1.	Interim Financial Information

The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009.  The June 30, 2008 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  The policies described in that report are used for preparing quarterly reports.

2.	Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the in the financial statements on a recurring basis (at least annually).  We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

The Company regularly grants stock options to individuals under various plans as described in Note 4 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.  FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company implemented FAS 123(R) on July 1, 2006, using the modified prospective transition method.

During the three months ended September 30, 2008, and the three months ended September 30, 2007, there were no stock options granted. The Company recognized compensation expense of $22,875 for the three months ending September 30, 2008, and compensation expense of $24,400 for the three months ending September 30, 2007, related to the options granted previously.  The Company estimates the expense for the remainder of fiscal year 2009 to be approximately $68,625 based on the value of options outstanding on September 30, 2008 that will vest during the remainder of fiscal year 2009.  Estimated expenses for the fiscal year ended June 30, 2010 are $45,750.  These estimates do not include any expense for options that may be granted and vest in the future

Index

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2008

4.	Stock Options (continued)

As of September 30, 2008, there was $114,375 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.25 years.

5.	Stock Based Compensation

The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2008.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a compensation liability of $216,563 at September 30, 2008, which is the fair market value of 5,775,000 phantom shares granted as of September 30, 2008 pursuant to the Agreement.  Due to phantom shares granted and the changes in the price of the Company’s common stock, the Company recorded a benefit of $229,688 in compensation cost for the three months ended September 30, 2008, compared to compensation expense of $283,500 for the three months ended September 30, 2007, respectively.  An increase in the Company’s common stock price would cause an increase in the compensation cost for Stock Based Compensation, while a decrease in the Company’s stock price would cause a decrease in the compensation cost.  Therefore, the benefit that the Company recorded for the three months ended September 30, 2008 results from a decrease in the Company’s stock price and phantom shares granted from the prior period ending June 30, 2008 to the period ending September 30, 2008.  On the last trading day of the period ending June 30, 2008, the Company’s stock price was $0.085 per share, and on the last trading day of the period ending September 30, 2008, the Company’s stock price was $0.0375 per share.

6.	Net Loss Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.  However, since the Company reported losses for periods presented or the exercise price for options outstanding at the end of the period is higher than the average stock price for the period, all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

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

Index

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the design, development, manufacture and marketing of proprietary medical devices that we believe non-invasively detect subtle changes in the elasticity of both large and small arteries.  We are currently marketing two products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System and the CVProfilor® DO-2020 CardioVascular Profiling System.

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

•
In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a purchase or lease basis.  Some Systems previously marketed under a “per-patient-tested rental basis remain in use although we no longer offer that option in our current marketing. Utilizing our Central Data Management Facility, we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the in the financial statements on a recurring basis (at least annually).  We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

Revenue Recognition.  We recognize revenue in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  Pursuant to SAB No. 104, the Company recognizes revenue from the sale of equipment at the time of shipment to a customer or distributor.  Shipment occurs only after receipt of a valid purchase order and signed sale agreement.  Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment.  In the case of sales to distributors, such payment is not contingent upon resale of the product to end users.  Shipping and handling costs are included as cost of equipment sales.  At the time of shipment, all of the criteria for recognition set forth in SAB No. 104 have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Index

In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition.  Once purchased, neither customers nor distributors have a right to return or exchange our product.  Service/Contract revenue is recognized upon shipment, as all parts sent to customers are prepaid before the part is shipped. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion.  Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No.104.

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of September 30, 2008 and June 30, 2008, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2008 and June 30, 2008, there was an inventory allowance of $441,269 and $454,384, respectively.

Research and Development.  For the three months ended September 30, 2008 and 2007, we did not incur any research and development costs.

Results of Operations

As of September 30, 2008, we had an accumulated deficit of $27,064,562, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of September 30, 2008, we had cash and cash equivalents of $984,345.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2008.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$136,512	$82,000	$25,697	$28,815
Cost of Sales	4,531	2,723	852	956
Gross Profit	$131,981	$79,277	$24,845	$27,859

	Three Months Ended September 30, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$146,352	$91,930	$46,227	$8,195
Cost of Sales	2,328	1,201	604	523
Gross Profit	$144,024	$90,729	$45,623	$7,672

Index

Revenue.  Total Revenue for the three months ended September 30, 2008 was $136,512, compared to $146,352 for the three months ended September 30, 2007, a 6.7% decrease.

Equipment Sales Revenue for the three months ended September 30, 2008 was $82,000, compared to $91,930 for the three months ended September 30, 2007, a 10.8% decrease.  A large part of this decrease is a result of the replacement of the Company’s direct sales force with a network of independent distributors selling multiple products to our customers.

Additionally the Company is searching for a partner or partners with an established national sales force or national distribution network serving the primary care market with whom the CVProfilor product can be integrated into the partner’s existing cardiovascular disease product platform.  The Company believes that this is the best strategy for broadening distribution and increasing sales of the CVProfilor.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

Market acceptance of the CVProfilor® DO-2020 System by physicians has taken more time and resources than originally anticipated due to the challenges associated with marketing new diagnostic equipment in the primary care physician market.  We have focused our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians.  Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practioners) who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.

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

In addition, for the CVProfilor® DO-2020 Systems  currently being is rented on a per-patient-tested basis, we have a delay in the cost recovery of our working assets.  Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs.  Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing.

For the three months ended September 30, 2008, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $25,697, compared to $46,227 for the three months ended September 30, 2007, a 44.4% decrease.  The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

For the three months ended September 30, 2008, Service/Contract Income was $28,815, compared to $8,195 for the three months ended September 30, 2007, a 251.6% increase.

Expenses.  Total selling, general and administrative expenses for the three months ended September 30, 2008 were $16,860, compared to $614,985 for the three months ended September 30, 2007. The following is a summary of the major categories included in selling, general and administrative expenses:

Index

	Three Months Ended
	September 30
	2008	2007
Wages, expenses, benefits before Stock Based CEO Compensation	$63,867	$80,619
Stock Based CEO Compensation	(229,688)	283,500
Outside consultants	13,632	4,854
Rent (building/equipment) and utilities	21,988	23,353
Insurance-general and directors/officers liability	8,552	10,198
Selling, marketing and promotion, including applicable wages	62,964	101,128
Legal and audit/accounting fees	27,990	40,905
Royalties	3,216	4,137
Depreciation and amortization	2,261	2,801
Stock option expense	22,875	24,400
Other-general and administrative	19,203	39,090
Total selling, general and administrative expenses	$16,860	$614,985

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $80,619 to $63,867 for the three months ended September 30, 2007 and 2008, respectively, a 20.8% decrease.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 5), was a benefit of $229,688 for the three months ended September 30, 2008, compared with an expense of $283,500 for the three months ended September 30, 2007.  The benefit for the three month period ended September 30, 2008 is a result from the decrease in the Company’s stock price including the additional phantom shares granted during the three month period ended September 30, 2008.  The expense for the three month period ended September 30, 2007 is a result of the increase in the Company’s stock price.

Outside consultants expense increased from $4,854 to $13,632 for the three months ended September 30, 2007 and 2008, respectively, a 180.8% increase. This increase is largely due to an increase in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended September 30, 2008.

Insurance expense decreased from $10,198 to $8,552 for the three months ended September 30, 2007 and 2008, respectively, a 16.1% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $101,128 to $62,964 for the three months ended September 30, 2007 and 2008, respectively, a 37.7% decrease.  This category includes wages and commissions paid to our sales reps, marketing expenses and travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid, and a decrease in our sales force, which has declined from one sales representative at the end of September 30, 2007 to no sales representatives at the end of September 30, 2008 as we implemented a change to indirect distribution.

Legal and audit/accounting fees decreased from $40,905 to $27,990 for the three months ended September 30, 2007 and 2008, respectively, a 31.6% decrease.

Royalties expense decreased from $4,137 to $3,216 for the three months ended September 30, 2007 and 2008, respectively, a 22.3% decrease.  This expense is based on an agreement with the University of Minnesota, which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the three month period ending September 30, 2008, compared to the three month period ending September 30, 2007.

Stock option expense decreased from $24,400 to $22,875 for the three months ended September 30, 2007 and 2008, respectively, a 6.3% decrease. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended September 30, 2007 and September 30, 2008.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

Index

Other – general and administrative expenses decreased from $39,090 to $19,203 for the three months ended September 30, 2007 and 2008, respectively, a 50.9% decrease.  This decrease is due to the decline in several major expense accounts.  The Postage & Delivery account decreased  by $4,638, the Patent expense account decreased by $2,615, the Advertising (distribution of press releases) account decreased by $3,597, the Telephone expense account decreased by $3,297 and the Stock Transfer expense account decreased by $1,126 from September 30, 2007 to September 30, 2008.

Interest income was $6,484 and $14,753 for the three months ended September 30, 2008 and 2007, respectively a 56.0% decrease. This decrease was a result of the reduced bank deposit rates and declining cash balances during the 2008 period.

Our net income was $121,605 for the three months ended September 30, 2008, compared to a net loss of $456,208 for the three months ended September 30, 2007.  For the three months ended September 30, 2008, basic and diluted net gain per share was $.00, based on weighted average shares outstanding of 40,363,001.  For the three months ended September 30, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,649,319.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of September 30, 2008, the Inventory Allowance balance is $441,269.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended
	September 30, 2008	September 30, 2007
Cost of Sales	$13,892	$4,933
Inventory Allowance Adjustment	(9,361)	(2,605)
Cost of Sales, as reported	$4,531	$2,328

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $97,523 and a net increase of $90,943 for the three months ended September 30, 2008 and September 30, 2007, respectively.  The significant elements of these changes were as follows:

	Three Months Ended September 30
Net cash used in operating activities:	2008	2007
— net (loss), as adjusted for non-cash items	$(82,428)	$(139,232)
— decrease in accounts receivable: – (A)the increase in the collection of outstanding customer balances is a result of customers paying with credit cards, and less sales at quarter end.	(A) 23,126	(A) 266,134
—  increase  (decrease) in accrued payroll and payroll taxes:
–  (B)expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
	(B) (253,366)	(B) 233,151

We have incurred operating losses and have not generated positive cash flow from operations.  As of September 30, 2008, we had an accumulated deficit of $27,064,562.

Index

As of September 30, 2008, we had cash and cash equivalents of $984,345 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2008.

With a current cash balance of approximately $984,345, the Company has sufficient cash to meet its obligations and sustain operations for at least the next twelve months as the Company considers its alternative strategies for the distribution of its products.  The most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

Item 4T. Controls and Procedures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2008 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2008.  In the course of our annual audit, our independent registered public accounting firm uncovered a material accounting error which was corrected prior to the filing of the 10-KSB.  The adjustment to our financial statements has been recorded properly.  The cause of the material accounting error was a deficiency in a control over the accounting for the inventory reserve allowance.  Management determined that this control deficiency constituted a material weakness in our internal controls over financial reporting.  As of this date, the material weakness has been remediated and this material weakness no longer exists.

Index

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

On September 18, 2008, we made a change to our internal control over financial reporting such that the accounting for inventory reserve allowance is significantly improve.  During the quarter ended June 30, 2008, we needed to make an adjustment to our financial statements prior to filing them with the SEC because of a material accounting error causing a deficiency over the accounting for inventory reserve allowance.

PART II. OTHER INFORMATION

Item 6.                 Exhibits

(a)           The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Mark N. Schwartz
Mark N. Schwartz
Chief Executive Officer

Date:  November 13, 2008

Index