Form 10-Q
period 2009-02-12
HYPERTENSION DIAGNOSTICS INC /MN
filed 2009-02-13
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  NO ☒

The number of shares of Common Stock outstanding as of February 13, 2008 was 40,963,088.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – December 31, 2008 (unaudited) and June 30, 2008	4

	Statements of Operations (unaudited) – Three Months and Six Months Ended December 31, 2008 and 2007	5

	Statements of Cash Flows (unaudited) – Six Months Ended December 31, 2008 and 2007	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	16

	SIGNATURES	17

	CERTIFICATIONS	18

Forward-Looking Statements

This report contains forward-looking statements that are based on the current beliefs of our management as well as assumptions made by and information currently available to management.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2008 Annual Report on Form 10-KSB under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursement for the use of our products; increased market acceptance of our products; our marketing strategy potentially resulting in lower revenues; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing our Central Data Management Facility; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.  We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  In addition to the risks we have articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	December 31,	June 30,
	2008	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$914,741	$1,081,868
Accounts receivable	718	26,000
Inventory	283,334	291,485
Prepaids and other current assets	2,647	9,026
Total Current Assets	1,201,440	1,408,379
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,109,875	1,109,875
Less accumulated depreciation and amortization	(1,119,345)	(1,114,200)
	7,732	12,877
Other Assets	6,530	6,530
Total Assets	$1,215,702	$1,427,786

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$4,630	$19,997
Accrued payroll and payroll taxes	326,073	527,611
Deferred revenue	52,772	30,598
Deposits from Customers	1,220	970
Other accrued expenses	9,462	6,104
Total Current Liabilities	394,157	585,280

Deferred Revenue, less current portion	28,374	25,525

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--758,475 and 843,559 at December
31, 2008 and June 30, 2008, respectively; each share of
preferred stock convertible into 12 shares of common stock
at the option of the holder (aggregate liquidation preference
$3,292,897 and $3,375,835 at December 31, 2008 and
June 30, 2008, respectively)	7,585	8,436
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--40,795,820 and 39,774,812
at December 31, 2008 and June 30, 2008, respectively	407,958	397,748
Additional paid-in capital	27,633,355	27,596,964
Accumulated deficit	(27,255,727)	(27,186,167)
Total Shareholders' Equity	793,171	816,981
Total Liabilities and Shareholders' Equity	$1,215,702	$1,427,786
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	December 31		December 31
	2008	2007	2008	2007

Revenue:
Equipment sales	$ 96,837	$ 91,705	$ 178,837	$ 183,635
Equipment rental	24,119	35,558	49,816	81,785
Service/contract income	16,251	18,399	45,066	26,594
	137,207	145,662	273,719	292,014
Cost of Sales	2,976	12,113	7,507	14,441
Gross Profit	134,231	133,549	266,212	277,573

Selling, general and administrative expenses	328,759	(17,963)	345,619	597,022
Operating Income (Loss)	(194,528)	151,512	(79,407)	(319,449)

Interest income	3,363	13,936	9,847	28,689
Net Income (Loss)	$ (191,165)	$ 165,448	$ (69,560)	$ (290,760)

Basic and Diluted Net Loss per Share	$ .00	$ .00	$ .00	$ (.01)
Weighted Average Shares Outstanding - Basic	40,795,820	39,666,835	40,579,411	39,658,077
Weighted Average Shares Outstanding - Diluted	40,795,820	39,666,835	40,579,411	39,658,077

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31
	2008	2007
Operating Activities:
Net loss	$(69,560)	$(290,760)
Adjustments to reconcile net loss to net
cash used in operating activities:
CEO stock based compensation	(162,750)	-
Depreciation	5,145	14,384
Stock options expense	45,750	48,925
Change in operating assets and liabilities:
Accounts receivable	25,282	271,982
Inventory	8,151	(14,980)
Prepaids and other current assets	6,379	(3,120)
Accounts payable	(15,367)	3,219
Accrued payroll and payroll taxes	(38,788)	(52,058)
Deferred revenue	25,023	11,751
Other accrued expenses	3,608	(50,194)
Net cash used provided by operating activities	(167,127)	(60,851)

Net increase/(decrease) in cash and cash equivalents	(167,127)	(60,851)
Cash and cash equivalents at beginning of period	1,081,868	1,376,632
Cash and cash equivalents at end of period	$914,741	$1,315,781

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2008

1.	Interim Financial Information

The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009.  The June 30, 2008 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  The policies described in that report are used for preparing quarterly reports.

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

During the three and six months ended December 31, 2008, no stock options were granted.  The Company granted 15,000 stock options during the three and six months ended December 31, 2007.  The Company recognized compensation expense of $22,875 and $45,750 for the three months and six months ending December 31, 2008, and compensation expense of $24,525 and $48,925 for the three months and six months ending December 31, 2007, related to the options granted previously.  The Company estimates the expense for the remainder of fiscal year 2009 to be approximately $45,750 based on the value of options outstanding on December 31, 2008 that will vest during the remainder of fiscal year 2009.  Estimated expenses for the fiscal year ended June 30, 2010 are $45,750.  These estimates do not include any expense for options that may be granted and vest in the future.

As of December 31, 2008, there was $91,500 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of one year.

4.	Stock Based Compensation

The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2008.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a compensation liability of $283,500 at December 31, 2008, which is the fair market value of 6,300,000 phantom shares granted as of December 31, 2008 pursuant to the Agreement.  Due to phantom shares granted and the changes in the price of the Company’s common stock, the Company recorded $66,938 in compensation expense and $162,750 in compensation benefit for the three months and six months ended December 31, 2008, compared to compensation benefit of $283,500 and $0 for the three months and six months ended December 31, 2007, respectively.  An increase in the Company’s common stock price would cause an

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2008

4.	Stock Based Compensation (continued)

increase in the compensation cost for Stock Based Compensation, while a decrease in the Company’s stock price would cause a decrease in the compensation cost.  On the last trading day of the period ending June 30, 2008, the Company’s stock price was $0.085 per share, and on the last trading day of the period ending December 31, 2008, the Company’s stock price was $0.045 per share.

5.	Net Loss Per Share

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

On December 23, 2008, the Company agreed to extend from December 31, 2008 to June 30, 2009, the expiration date of its outstanding remaining 50% Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which initially expired on or before June 23, 2006 and were granted in connection with the Company’s private offering which closed on August 28, 2003.

The Company also agreed to extend the expiration date of the exercise of its Warrant B warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with the Company’s private offering which closed on February 9, 2004 (collectively, the “2004 B Warrants”).   The 2004 B Warrants, which would have expired on December 31, 2008 were extended to expire on June 30, 2009.

The Company also agreed to extend the expiration date of its Warrant C warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with the Company’s private offering which closed on August 28, 2003 (collectively, the “2003 C Warrants”).   The 2003 C Warrants, which would have expired on March 31, 2009, were extended to expire on June 30, 2009.

The Company agreed to extend the expiration date of its Warrant C warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with the Company’s private offering which closed on February 9, 2004 (collectively, the “2004 C Warrants”).   The 2004 C Warrants, which would have expired on May 31, 2009, were extended to expire on June 30, 2009.

The Company also agreed to extend the expiration date of certain warrants granted to Bernard Weber in connection with the private offering which closed on August 28, 2003 and February 9, 2004.  Mr. Weber was granted warrants to purchase shares of its common stock, $0.01 par value per share and Series A Convertible Preferred Stock, $0.01 par value per share, (collectively, the “Weber Warrants”).   The Weber Warrants, which would have expired on March 31, 2009 were extended to expire on June 30, 2009.

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

In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a purchase or lease basis.  Some Systems previously marketed under a “per-patient-tested” rental basis remain in use although we no longer offer that option in our current marketing.

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

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of December 31, 2008 and June 30, 2008, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of December 31, 2008 and June 30, 2008, there was an inventory allowance of $428,290 and $454,384, respectively.

Research and Development.  For the three months and six months ended December 31, 2008 and 2007, we did not incur any research and development costs.

Results of Operations

As of December 31, 2008, we had an accumulated deficit of $27,255,727, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of December 31, 2008, we had cash and cash equivalents of $914,741.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2008.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2008 and 2007, respectively:

Three Months Ended December 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 137,207	$ 96,837	$ 24,119	$ 16,251
Cost of Sales	2,976	2,100	523	353
Gross Profit	$ 134,231	$ 94,737	$ 23,596	$ 15,898

Three Months Ended December 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 145,662	$ 91,705	$ 35,558	$ 18,399
Cost of Sales	12,113	8,025	3,112	976
Gross Profit	$ 133,549	$ 83,680	$ 32,446	$ 17,423

Revenue.  Total Revenue for the three months ended December 31, 2008 was $137,207, compared to $145,662 for the three months ended December 31, 2007, a 5.8% decrease.

Equipment Sales Revenue for the three months ended December 31, 2008 was $96,837, compared to $91,705 for the three months ended December 31, 2007, a 5.6% increase.

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

In addition, for the CVProfilor® DO-2020 Systems  currently being rented on a per-patient-tested basis, we have a delay in the cost recovery of our working assets.  Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs.  Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing.

For the three months ended December 31, 2008, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $24,119, compared to $35,558 for the three months ended December 31, 2007, a 32.2% decrease.  The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

For the three months ended December 31, 2008, Service/Contract Income was $16,251, compared to $18,399 for the three months ended December 31, 2007, an 11.7% decrease.

Expenses.  Total selling, general and administrative expenses for the three months ended December 31, 2008 were $328,759, compared to $(17,963) for the three months ended December 31, 2007. The following is a summary of the major categories included in selling, general and administrative expenses:

		Three Months Ended
		December 31
	2008		2007
Wages, expenses, benefits before Stock Based CEO Compensation	$78,312		$63,869
Stock Based CEO Compensation…...………………………………	66,938		(283,500)
Patents and related expenses………………………………………..	0		450
Outside consultants………………………………………………….	3,088		14,225
Rent (building/equipment) and Utilities…………………………….	22,111		22,448
Insurance-general and directors/officers liability……………………	8,471		8,240
Selling, marketing and promotion, including applicable wages……..	62,932		79,929
Legal and audit/accounting fees……………………………………..	28,884		16,513
Royalties……………………………………………………………..	3,614		3,796
Depreciation and amortization……………………………………….	2,220		2,737
Stock option expense………………………………………………..	22,875		24,525
Other-general and administrative…………………………………….	29,314		28,805
Total selling, general and administrative expenses………….	$328,759		$(17,963)

Wages, related expenses and benefits before Stock Based CEO Compensation increased from $63,869 to $78,312 for the three months ended December 31, 2007 and 2008, respectively, a 22.6% increase.  This increase is largely due to bonuses paid to the Manager of Finance and Accounting and the Senior Biomedical Electronics Technician.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was an expense of $66,938 for the three months ended December 31, 2008, compared with a benefit of $283,500 for the three months ended December 31, 2007.  The expense for the three month period ended December 31, 2008 is a result of the increase in the Company’s stock price.  The benefit for the three month period ended December 31, 2007 is a result of the decrease in the Company’s stock price.

Outside consultants expense decreased from $14,225 to $3,088 for the three months ended December 31, 2007 and 2008, respectively, a 78.3% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended December 31, 2008.

Insurance expense increased from $8,240 to $8,471 for the three months ended December 31, 2007 and 2008, respectively, a 2.8% increase.

Selling, marketing and promotion expense decreased from $79,929 to $62,932 for the three months ended December 31, 2007 and 2008, respectively, a 21.3% decrease.  This category includes wages and commissions paid to our sales reps, marketing expenses and travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid, and a decrease in our sales force, which has declined from one sales representative at December 31, 2007 to no sales representatives at December 31, 2008 as we implemented a change to indirect distribution.

Legal and audit/accounting fees increased from $16,513 to $28,884 for the three months ended December 31, 2007 and 2008, respectively, a 74.9% increase.  This increase is mainly due to the costs associated with the consultants we retained to assist the Company in its Sarbanes Oxley compliance.

Royalties expense decreased from $3,796 to $3,614 for the three months ended December 31, 2007 and 2008, respectively, a 4.8% decrease.  This expense is based on an agreement with the University of Minnesota, which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the three month period ending December 31, 2008, compared to the three month period ending December 31, 2007.

Stock option expense decreased from $24,525 to $22,875 for the three months ended December 31, 2007 and 2008, respectively, a 6.7% decrease. This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended December 31, 2007 and December 31, 2008.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

Other – general and administrative expenses increased from $28,805 to $29,314 for the three months ended December 31, 2007 and 2008, respectively, a 1.8% increase.

Interest income was $3,363 and $13,936 for the three months ended December 31, 2008 and 2007, respectively a 75.9% decrease. This decrease was a result of the reduced bank deposit rates and declining cash balances during the 2008 period.

Our net loss was $191,165 for the three months ended December 31, 2008, compared to a net income of $165,448 for the three months ended December 31, 2007.  For the three months ended December 31, 2008, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,795,820.  For the three months ended December 31, 2007, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 39,666,835.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2008 and 2007 respectively:

Six Months Ended December 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 273,719	$ 178,837	$ 49,816	$ 45,066
Cost of Sales	7,507	4,823	1,375	1,309
Gross Profit	$ 266,212	$ 174,014	$ 48,441	$ 43,757

Six Months Ended December 31, 2007
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 292,014	$ 183,635	$ 81,785	$ 26,594
Cost of Sales	14,441	9,226	3,716	1,499
Gross Profit	$ 277,573	$ 174,409	$ 78,069	$ 25,095

Revenue. Total Revenue for the six months ended December 31, 2008 was $273,719, compared to $292,014 for the six months ended December 31, 2007, a 6.3% decrease.

 Equipment Sales Revenue for the six months ended December 31, 2008 was $178,837, compared to $183,635 for the six months ended December 31, 2007, a 2.6% decrease.  A large part of this decrease is a result of the decline in the number of the Company’s sales representatives. As of December 31, 2007, the Company had one direct sales representative; as of December 31, 2008, the Company had no sales direct representatives. The Company has replaced its direct sales force with a network of independent distributors selling multiple products to our customers.  Revenue relating to international equipment sales was $0 for the six months ended December 31, 2008 and $42,475 for the six months ended December 31, 2007.

The Company is searching for a partner or partners with an established national sales force or national and/or international distribution network serving the primary care market with whom the CVProfilor product can be integrated into the partner’s existing cardiovascular disease product platform.  The Company believes that this is the best strategy for broadening distribution and increasing sales of the CVProfilor.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

In addition, for the CVProfilor® DO-2020 Systems currently being rented on a per-patient-tested basis, we have a delay in the cost recovery of our working assets.  Although our per-patient-tested marketing approach reduces the risk and thereby increases the potential rate of acceptance for physician customers willing to use the CVProfilor® DO-2020 System as compared to a capital acquisition approach, it also delays our cash flow recovery of product costs.  Physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days; utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing.

For the six months ended December 31, 2008, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $49,816, compared to $81,785 for the six months ended December 31, 2007, a 39.1% decrease.    The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

             For the six months ended December 31, 2008, Service/Contract Income was $45,066 compared to $26,594 for the six months ended December 31, 2007, a 69.5% increase.  This increase is due mainly to our increase in warranty service agreements.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of December 31, 2008, the Inventory Allowance balance is $428,290.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Cost of Sales ……………………	$9,585	$16,750	$23,477	$21,683
Inventory Reserve Adjustment ….	(6,609)	(4,637)	(15,970)	(7,242)
Cost of Sales, as reported ………	$2,976	$12,113	$7,507	$14,441

           Expenses.   Total selling, general and administrative expenses for the six months ended December 31, 2008 were $345,619, compared to $597,022 for the six months ended December 31, 2007, an 42.1% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2008	2007
Wages, expenses, benefits before Stock Based CEO Compensation	$142,179	$144,488
Stock Based CEO Compensation	(162,750)	-
Patents and related expenses…...……………………………….	-	3,065
Outside consultants……………………………………………	16,720	19,079
Rent (building/equipment) and utilities…………………………	44,099	45,801
Insurance-general and directors/officers liability………………	17,023	18,438
Selling, marketing and promotion, including applicable wages…	125,896	181,057
Legal and audit/accounting fees…………………………………	56,874	57,418
Royalties…………………………………………………………	6,830	7,933
Depreciation and amortization…………………………………	4,481	5,538
Stock Option Expense……………………………………………	45,750	48,925
Other-general and administrative………………………………	48,517	65,280
Total selling, general and administrative expenses………	$345,619	$597,022

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $144,488 to $142,179 for the six months ended December 31, 2008 and 2007, respectively, a 1.6% decrease.

Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was a benefit of $162,750 for the six months ended December 31, 2008 compared with $0 for the six months ended December 31, 2007.  The benefit for the six month period ended December 31, 2008 is a result of the decrease in the Company’s stock price.

             Outside consultants’ expense decreased from $19,079 for the six months ended December 31, 2007 to $16,720 for the six months ended December 31, 2008, a 12.4% decrease.  This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the six months ended December 31, 2008.

Insurance expense decreased from $18,438 to $17,023 for the six months ended December 31, 2007 and 2008, respectively, a 7.7% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $181,057 for the six months ended December 31, 2007 to $125,896 for the six months ended December 31, 2008, a 30.5% decrease.  This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales, resulting in lower commissions paid and a decrease in our sales force, which has declined from one sales representative at December 31, 2007 to no sales representatives at December 31, 2008.

Legal and audit/accounting fees decreased from $57,418 for the six months ended December 31, 2007 to $56,874 for the six months ended December 31, 2008, a 0.9% decrease.

Royalties expense decreased from $7,933 to $6,830 for the six months ended December 31, 2007 and 2008, respectively, a 13.9% decrease.  This expense is based on an agreement with the University of Minnesota which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the six month period ending December 31, 2008 compared to the six month period ending December 31, 2007.

Stock option expense decreased from $48,925 for the six months ended December 31, 2007 to $45,750 for the six months ended December 31, 2008, a 6.5% decrease.  This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the six months ended December 31, 2007 and December 31, 2008.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

             Other – general and administrative expenses decreased from $65,280 for the six months ended December 31, 2007 to $48,517 for the six months ended December 31, 2008, a 25.7% decrease. This decrease is due to the decline in warehouse expenses, which are largely expenses associated with warranty replacement parts, for the six month period ending December 31, 2008 compared to the six month period ending December 31, 2007.

Interest income was $9,847 and $27,743 for the six months ended December 31, 2008 and 2007, respectively a 64.5% decrease. This decrease was a result of the reduced bank deposit rates and declining cash balances during the 2008 period.

Net loss was $69,560 and $290,760 for the six months ended December 31, 2008 and 2007, respectively.  For the six months ended December 31, 2008, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,579,411.  For the six months ended December 31, 2007, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,658,077.

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $167,127 and $60,851 for the six months ended December 31, 2008 and December 31, 2007, respectively.  The significant elements of these changes were as follows:

	Three Months Ended December 31
Net cash used in operating activities:	2008	2007
— net (loss), as adjusted for non-cash items	$ (181,416)	$(227,452)
— decrease in accounts receivable: – (A)the increase in the collection of outstanding customer balances is a result of customers paying with credit cards, and less sales at quarter end.	(A) 25,282	(A) 271,982
—  increase  (decrease) in accrued payroll and payroll taxes:
–  (B)expense amounts that relate to the estimated amount due our chief executive officer and other employees as part of their compensation for services provided to us.
	(B) (201,538)	(B) (52,058)

We have incurred operating losses and have not generated positive cash flow from operations.  As of December 31, 2008, we had an accumulated deficit of $27,255,727.

As of December 31, 2008, we had cash and cash equivalents of $914,741 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2008.

With a current cash balance of approximately $914,741, the Company has sufficient cash to meet its obligations and sustain operations for at least the next twelve months as the Company considers its alternative strategies for the distribution of its products.  The most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

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

(c) Changes in Internal Control Over Financial Reporting

On September 18, 2008, we made a change to our internal control over financial reporting such that the accounting for inventory reserve allowance is significantly improved.  During the quarter ended June 30, 2008, we needed to make an adjustment to our financial statements prior to filing them with the SEC because of a material accounting error causing a deficiency over the accounting for inventory reserve allowance.

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

Date:  February 13, 2009