Form 10-Q
period 2009-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2009-05-06
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
YES  NO 

The number of shares of Common Stock outstanding as of May 6, 2009 was 40,963,088.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – March 31, 2009 (unaudited) and June 30, 2008	4

	Statements of Operations (unaudited) – Three Months and Nine Months Ended March 31, 2009 and 2008	5

	Statements of Cash Flows (unaudited) – Nine Months Ended March 31, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	16

	SIGNATURES	17

	CERTIFICATIONS	18

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets

	March 31,	June 30,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$803,785	$1,081,868
Accounts receivable	0	26,000
Inventory	283,491	291,485
Prepaids and other current assets	6,824	9,026
Total Current Assets	1,094,100	1,408,379
Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	1,087,443	1,109,875
Less accumulated depreciation and amortization	(1,098,914)	(1,114,200)
	5,731	12,877
Other Assets	6,530	6,530
Total Assets	$1,106,361	$1,427,786

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$7,831	$19,997
Accrued payroll and payroll taxes	184,851	527,611
Deferred revenue	48,495	30,598
Deposits from customers	32,270	970
Other accrued expenses	6,799	6,104
Total Current Liabilities	280,246	585,280

Deferred Revenue, less current portion	29,058	25,525

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--758,475 and 843,559 at March
31, 2009 and June 30, 2008, respectively; each share of
preferred stock convertible into 12 shares of common stock
at the option of the holder (aggregate liquidation preference
$3,447,466 and $3,375,835 at March 31, 2009 and
June 30, 2008, respectively)	7,585	8,436
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--40,795,820 and 39,774,812
at March 31, 2009 and June 30, 2008, respectively	407,958	397,748
Additional paid-in capital	27,656,230	27,596,964
Accumulated deficit	(27,274,716)	(27,186,167)
Total Shareholders' Equity	797,057	816,981
Total Liabilities and Shareholders' Equity	$1,106,361	$1,427,786
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008

Revenue:
Equipment sales	$28,000	$46,191	$206,837	$229,826
Equipment rental	17,627	32,029	67,443	113,814
Service/contract income	19,138	25,044	64,204	51,638
	64,765	103,264	338,484	395,278
Cost of Sales	200	19,772	7,707	34,213
Gross Profit	64,565	83,492	330,777	361,065

Selling, general and administrative expenses	85,500	442,372	431,119	1,039,394
Operating Loss	(20,935)	(358,880)	(100,342)	(678,329)

Interest income	1,946	10,055	11,793	38,744
Net Loss	$(18,989)	$(348,825)	$(88,549)	$(639,585)

Basic and Diluted Net Loss per Share	$ .00	$ (.01)	$ .00	$ (.02)
Weighted Average Shares Outstanding - Basic	40,795,820	39,674,348	40,650,494	39,663,461
Weighted Average Shares Outstanding - Diluted	40,795,820	39,674,348	40,650,494	39,663,461

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

		Nine Months Ended
		March 31
	2009		2008
Operating Activities:
Net loss	$(88,549)		$(639,585)
Adjustments to reconcile net loss to net
cash used in operating activities:
CEO stock based compensation	(309,750)		118,125
Depreciation	7,146		20,168
Stock options expense	68,625		71,800
Change in operating assets and liabilities:
Accounts receivable	26,000		269,747
Inventory	7,994		(6,610)
Prepaids and other current assets	2,202		(3,509)
Accounts payable	(12,166)		(4,254)
Accrued payroll and payroll taxes	(33,010)		(14,895)
Deferred revenue	21,430		19,136
Other accrued expenses	31,995		(50,967)
Net cash used provided by operating activities	(278,083)		(220,844)

Net increase/(decrease) in cash and cash equivalents	(278,083)		(220,844)
Cash and cash equivalents at beginning of period	1,081,868		1,376,632
Cash and cash equivalents at end of period	$803,785		$1,155,788

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2009

1.	Interim Financial Information

The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  The policies described in that report are used for preparing quarterly reports.

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

During the three and nine months ended March 31, 2009, no stock options were granted.  The Company granted 0 and 15,000 stock options during the three and nine months ended March 31, 2008, respectively.  The Company recognized compensation expense of $22,875 and $68,625 for the three months and nine months ended March 31, 2009, respectively, and compensation expense of $22,875 and $71,800 for the three months and nine months ended March 31, 2008, respectively, related to the options granted previously.  The Company estimates the expense for the remainder of fiscal year 2009 to be approximately $22,875 based on the value of options outstanding on March 31, 2009 that will vest during the remainder of fiscal year 2009.  Estimated expenses for the fiscal year ended June 30, 2010 are $45,750.  These estimates do not include any expense for options that may be granted and vest in the future.

As of March 31, 2009, there was $68,625 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of three fourths of one year.

4.	Stock Based Compensation

The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2009.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a compensation liability of $136,500 at March 31, 2009, which is the fair market value of 6,825,000 phantom shares granted as of March 31, 2009 pursuant to the Agreement.  Due to phantom shares granted and the changes in the price of the Company’s common stock, the Company recorded $147,000 and $309,750 in compensation benefit for the three months and nine months ended March 31, 2009, respectively, compared to compensation expense of $118,125 for the three months and nine months ended March 31, 2008.  An increase in the Company’s common stock price would cause an increase in the compensation cost for Stock Based Compensation, while a decrease in the Company’s stock price would cause a decrease in the compensation cost.  On the last trading day of the period ending June 30, 2008, the Company’s stock price was $0.085 per share, and on the last trading day of the period ending March 31, 2009, the Company’s stock price was $0.02 per share.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2009

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

The Company also agreed to extend the expiration date of the exercise of its Warrant C warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with the Company’s private offering which closed on August 28, 2003 (collectively, the “2003 C Warrants”).   The 2003 C Warrants, which would have expired on March 31, 2009, were extended to expire on June 30, 2009.

The Company agreed to extend the expiration date of the exercise of its Warrant C warrants to purchase shares of its common stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with the Company’s private offering which closed on February 9, 2004 (collectively, the “2004 C Warrants”).   The 2004 C Warrants, which would have expired on May 31, 2009 were extended to expire on June 30, 2009.

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

In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition.  In the case of a sale, once purchased, neither customers nor distributors have a right to return or exchange our product.  Service/Contract revenue is recognized upon shipment, as all parts sent to customers are prepaid before the part is shipped. Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion.  Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No.104.

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of March 31, 2009 and June 30, 2008, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of March 31, 2009 and June 30, 2008, there was an inventory allowance of $424,819 and $454,384, respectively.

Research and Development.  For the three months and nine months ended March 31, 2009 and 2008, we did not incur any research and development costs.

Results of Operations

As of March 31, 2009, we had an accumulated deficit of $27,274,716, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of March 31, 2009, we had cash and cash equivalents of $803,785.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2009.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$64,765	$28,000	$17,627	$19,138
Cost of Sales	200	94	0	106
Gross Profit	$64,565	$27,906	$17,627	$19,032

	Three Months Ended March 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$103,264	$46,191	$32,029	$25,044
Cost of Sales	19,772	13,716	3,078	2,978
Gross Profit	$83,492	$32,475	$28,951	$22,066

Revenue.  Total Revenue for the three months ended March 31, 2009 was $64,765, compared to $103,264 for the three months ended March 31, 2008, a 37.3% decrease.

Equipment Sales Revenue for the three months ended March 31, 2009 was $28,000, compared to $46,191 for the three months ended March 31, 2008, a 39.3% decrease.

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

Market acceptance of the CVProfilor® DO-2020 System by physicians has taken more time and resources than originally anticipated due to the challenges associated with marketing new diagnostic equipment in the primary care physician market.  We have focused our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians.  Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practitioners) who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.

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

For the three months ended March 31, 2009, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $17,627, compared to $32,029 for the three months ended March 31, 2008, a 45.0% decrease.  The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

For the three months ended March 31, 2009, Service/Contract Income was $19,138, compared to $25,044 for the three months ended March 31, 2008, a 23.6% decrease.

Expenses.  Total selling, general and administrative expenses for the three months ended March 31, 2009 were $85,500, compared to $442,372 for the three months ended March 31, 2008. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended March 31
	2009	2008
Wages, expenses, benefits before Stock Based CEO Compensation	$72,264	$124,560
Stock Based CEO Compensation…...………………………………	(147,000)	118,125
Patents and related expenses………………………………………..	0	0
Outside consultants………………………………………………….	2,739	20,587
Rent (building/equipment) and Utilities…………………………….	23,398	25,483
Insurance-general and directors/officers liability……………………	4,841	8,611
Selling, marketing and promotion, including applicable wages……..	69,284	71,845
Legal and audit/accounting fees……………………………………..	13,102	12,192
Royalties……………………………………………………………..	1,354	2,326
Depreciation and amortization……………………………………….	2,002	2,706
Stock option expense………………………………………………..	22,875	22,875
Other-general and administrative…………………………………….	20,641	33,062
Total selling, general and administrative expenses………….	$85,500	$442,372

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $124,560 to $72,264 for the three months ended March 31, 2008 and 2009, respectively, a 42.1% decrease.

Accrued Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was a benefit of $147,000 for the three months ended March 31, 2009, compared with an expense of $118,125 for the three months ended March 31, 2008.  The benefit for the three month period ended March 31, 2009 is a result of the decrease in the Company’s stock price.  The expense for the three month period ended March 31, 2008 is a result of the Phantom shares issued and an increase in the Company’s stock price.

Outside consultant’s expense decreased from $20,587 to $2,739 for the three months ended March 31, 2008 and 2009, respectively, an 86.7% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended March 31, 2009.

Insurance expense decreased from $8,611 to $4,841 for the three months ended March 31, 2008 and 2009, respectively, a 43.8% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $71,845 to $69,284 for the three months ended March 31, 2008 and 2009, respectively, a 3.6% decrease.  This category includes wages and commissions paid to our sales reps, marketing expenses and travel and convention expenses.  This decrease is due mainly to a decrease in our revenues from equipment sales.

Legal and audit/accounting fees increased from $12,192 to $13,102 for the three months ended March 31, 2008 and 2009, respectively, a 7.5% increase.  This increase is mainly due to higher costs for audit and accounting fees.

Royalties expense decreased from $2,326 to $1,354 for the three months ended March 31, 2008 and 2009, respectively, a 41.8% decrease.  This expense is based on an agreement with the University of Minnesota, which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the three month period ending March 31, 2009, compared to the three month period ending March 31, 2008.

Stock option expense was $22,875 for the three months ended March 31, 2008 and 2009, respectively.  This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the three months ended March 31, 2008 and March 31, 2009.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

Other – general and administrative expenses decreased from $33,062 to $20,641 for the three months ended March 31, 2008 and 2009, respectively, a 37.6% decrease.

Interest income was $1,946 and $10,055 for the three months ended March 31, 2009 and 2008, respectively a 80.6% decrease. This decrease was a result of the reduced bank deposit rates and declining cash balances during the period.

Our net loss, including a $147,000 benefit for Stock Based CEO Compensation, was $18,989 for the three months ended March 31, 2009, compared to a net loss, including a $118,125 expense for Stock Based CEO Compensation, of $348,825 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,795,820.  For the three months ended March 31, 2008, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 39,674,348.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2009 and 2008 respectively:
	Nine Months Ended March 31, 2009
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$338,484	$206,837	$67,443	$64,204
Cost of Sales	7,707	6,556	0	1,151
Gross Profit	$330,777	$200,281	$67,443	$63,053
	Nine Months Ended March 31, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$395,278	$229,826	$113,814	$51,638
Cost of Sales	34,213	22,942	6,794	4,477
Gross Profit	$361,065	$206,884	$107,020	$47,161

             Revenue. Total Revenue for the nine months ended March 31, 2009 was $338,484, compared to $395,278 for the nine months ended March 31, 2008, a 14.4% decrease.

 Equipment Sales Revenue for the nine months ended March 31, 2009 was $206,837, compared to $229,826 for the nine months ended March 31, 2008, a 10.0% decrease.  The Company has replaced its direct sales force with a network of independent distributors selling multiple products to our customers.

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

Market acceptance of the CVProfilor® DO-2020 System by physicians has taken more time and resources than originally anticipated due to the challenges associated with marketing new diagnostic equipment in the primary care physician market.  We have focused our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians.  Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practitioners) who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.

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

For the nine months ended March 31, 2009, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $67,443, compared to $113,814 for the nine months ended March 31, 2008, a 40.7% decrease.    The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

             For the nine months ended March 31, 2009, Service/Contract Income was $64,204 compared to $51,638 for the nine months ended March 31, 2008, a 24.3% increase.  This increase is due mainly to our increase in warranty service agreements.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of March 31, 2009, the Inventory Allowance balance is $424,819.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Cost of Sales ……………………	$666	$18,169	$24,143	$39,852
Inventory Reserve Adjustment….	(466)	1,603	(16,436)	(5,639)
Cost of Sales, as reported ………	$200	$19,772	$7,707	$34,213

           Expenses.   Total selling, general and administrative expenses for the nine months ended March 31, 2009 were $431,119, compared to $1,039,394 for the nine months ended March 31, 2008, a 58.5% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:
	Nine Months Ended March 31
	2009	2008
Wages, expenses, benefits before Stock Based CEO Compensation	$214,443	$269,048
Stock Based CEO Compensation	(309,750)	118,125
Patents and related expenses…...……………………………….	0	3,065
Outside consultants……………………………………………	19,459	39,666
Rent (building/equipment) and utilities…………………………	67,497	71,284
Insurance-general and directors/officers liability………………	21,864	27,049
Selling, marketing and promotion, including applicable wages…	195,180	252,902
Legal and audit/accounting fees…………………………………	69,976	69,610
Royalties…………………………………………………………	8,184	10,259
Depreciation and amortization…………………………………	6,483	8,244
Stock Option Expense……………………………………………	68,625	71,800
Other-general and administrative………………………………	69,158	98,342
Total selling, general and administrative expenses………	$431,119	$1,039,394

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $269,048 to $214,443 for the nine months ended March 31, 2008 and 2009, respectively, a 20.3% decrease.

Stock Based CEO Compensation, which is a non-cash charge that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us (see Note 4), was a benefit of $309,750 for the nine months ended March 31, 2009 compared with an expense of $118,125 for the nine months ended March 31, 2008.  The benefit for the nine month period ended March 31, 2009 is a result of the decrease in the Company’s stock price.

             Outside consultants’ expense decreased from $39,666 for the nine months ended March 31, 2008 to $19,549 for the nine months ended March 31, 2009, a 50.7% decrease.  This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the nine months ended March 31, 2009.

Insurance expense decreased from $27,049 to $21,864 for the nine months ended March 31, 2008 and 2009, respectively, a 19.2% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense decreased from $252,902 for the nine months ended March 31, 2008 to $195,180 for the nine months ended March 31, 2009, a 22.8% decrease.  This category includes wages, bonuses and commissions paid by us relating to our sales and marketing efforts as well as travel and convention expenses.

Legal and audit/accounting fees increased from $69,610 for the nine months ended March 31, 2008 to $69,976 for the nine months ended March 31, 2009, a 0.5% increase.

Royalties expense decreased from $10,259 to $8,184 for the nine months ended March 31, 2008 and 2009, respectively, a 20.2% decrease.  This expense is based on an agreement with the University of Minnesota which requires the Company to pay a 3% royalty fee on total revenues each quarter.  This decrease is due to the decline of revenues for the nine month period ending March 31, 2009 compared to the nine month period ending March 31, 2008.

Stock option expense decreased from $71,800 for the nine months ended March 31, 2008 to $68,625 for the nine months ended March 31, 2009, a 4.4% decrease.  This expense is based on the Black-Scholes option pricing model applied to the number of shares of common stock underlying the stock options that vested during the nine months ended March 31, 2008 and March 31, 2009.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.  Each quarter the value, based on the Black-Scholes option pricing model, of the shares that vested during that quarter is recognized as a stock option expense.

             Other – general and administrative expenses decreased from $98,342 for the nine months ended March 31, 2008 to $69,158 for the nine months ended March 31, 2009, a 29.7% decrease. This decrease is due to the decline in warehouse expenses, which are largely expenses associated with warranty replacement parts, for the nine month period ending March 31, 2009 compared to the nine month period ending March 31, 2008.

Interest income was $11,793 and $38,744 for the nine months ended March 31, 2009 and 2008, respectively a 69.6% decrease. This decrease was a result of the reduced bank deposit rates and declining cash balances during the period.

Net loss was $88,549 and $639,585 for the nine months ended March 31, 2009 and 2008, respectively.  For the nine months ended March 31, 2009, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,650,494.  For the nine months ended March 31, 2008, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 39,663,461.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2009, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-K.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $278,083 and $220,844 for the nine months ended March 31, 2009 and March 31, 2008, respectively.  The significant elements of these changes were as follows:

	Three Months Ended March 31
Net cash used in operating activities:	2009	2008
— net (loss), as adjusted for non-cash items	$(322,528)	$(429,493)
— decrease in accounts receivable: – (A)the increase in the collection of outstanding customer balances is a result of customers paying with credit cards, and less sales at quarter end.	(A) 26,000	(A) 269,747
—  increase  (decrease) in accrued payroll and payroll taxes:
–  (B)expense amounts that relate to the estimated amount due our chief executive officer as part of his compensation for services provided to us.
	(B) (342,760)	(B) 103,231

We have incurred operating losses and have not generated positive cash flow from operations.  As of March 31, 2009, we had an accumulated deficit of $27,274,716.

As of March 31, 2009, we had cash and cash equivalents of $803,785 and anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2009.

With a current cash balance of approximately $803,785, the Company has sufficient cash to meet its obligations and sustain operations for at least the next twelve months as the Company considers its alternative strategies for the distribution of its products.  The most critical factor in our ability to increase revenue rests in our ability to expand our marketing and distribution network to increase placements and utilization of our CVProfilor® DO-2020 System.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2009 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

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

(c) Changes in Internal Control Over Financial Reporting

On September 18, 2008, we made a change to our internal control over financial reporting such that the accounting for inventory reserve allowance is improved.  During the quarter ended June 30, 2008, we needed to make an adjustment to our financial statements prior to filing them with the SEC because of a material accounting error causing a deficiency over the accounting for inventory reserve allowance.

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

Date:  May 6, 2009