Form 10-K
HYPERTENSION DIAGNOSTICS INC /MN
filed 2009-09-18
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24635

Hypertension Diagnostics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1618036
(I.R.S. Employer
Identification No.)

2915 Waters Road, Suite 108, Eagan, Minnesota 55121

(Address of Principal Executive Offices, including Zip Code)

Registrant’s Telephone Number: (651) 687-9999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                                              Title of Each Class                              Title of Each Class               Name of Each Exchange on Which Registered
                                                   Common Stock ($.01 par value)           Redeemable Class B Warrant                           OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on September 17, 2009 of $0.17 was approximately $4,698,000.

There were 40,963,088 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-K
For the Year Ended June 30, 2009

Forward-Looking Statements

This Annual Report and our public documents to which we refer contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption “Risk Factors,” as well as others not now anticipated.

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

PART I

Introduction

We were incorporated under the laws of the state of Minnesota on July 19, 1988.  We are engaged in the design, development, manufacture and marketing of proprietary devices that non-invasively measure both large and small artery elasticity. Vascular compliance or arterial elasticity has been investigated for many years and clinical studies suggest that a lack of arterial elasticity is an early indicator of vascular disease. Our product provides important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patients’ cardiovascular disease, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease.

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

According to the American Heart Association's (“AHA”) Heart Disease and Stroke Statistics -- 2009 Update, in 2008, more than 864,480 Americans died from heart disease-related conditions, such as heart attack, high blood pressure, stroke, heart failure, and congenital heart defects.  Heart disease-related illnesses have been the country's deadliest conditions for more than a century. Based on 2006 data, the American Heart Association estimates that more than 80 million Americans have heart disease, including 38.1 million people aged 60 or older. The AHA predicts that this number is expected to skyrocket as the nation ages, affecting 40 million Americans aged 65 and older by the year 2010. Heart disease also kills more than 151,000 Americans per year under the age of 65.  Besides the human toll, heart disease is also financially costly. In 2009, it is estimated that cardiovascular disease costs America more than $475 billion in direct and indirect costs, the AHA estimates.

              Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90  mmHg or greater diastolic pressure, is extremely common. Worldwide, 600 million people with high blood pressure are at risk of heart attack, stroke, and cardiac failure.  According to the American Heart Association, in 2009 an estimated 73.6 million individuals, or 1 in 3 adults in the United Sates aged 18 or older have hypertension.  Almost a third of this population is not aware that it has hypertension.  Among individuals receiving treatment, nearly 55% have uncontrolled hypertension.  In other words, approximately 55% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes.  According to the 2007 National, Heart, Lung, and Blood Institute report, during the past ten years, the age-adjusted death rate from hypertension increased 25%, and more than $100 billion is spent in the United States each year on hypertension and its associated complications.

 In recognition of the health risks posed by high blood pressure, the AHA issued guidelines that classify individuals with systolic blood pressure between 120-139 mmHg or diastolic blood pressure between 80-89 mmHg as “prehypertensive.”  The AHA estimates that an additional 53 to 82 million American adults over the age of 18 have “prehypertension.”  Prehypertensive individuals are believed to be at significant risk for developing hypertension and they have a much greater risk of cardiovascular events or dying from cardiovascular disease within 10 years than people with lower or normal blood pressure levels.

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

According to the National Institutes of Health, or NIH, National Heart, Lung, and Blood Institute’s, or NHLBI, Framingham Heart Study, middle-aged and elderly people face a 90% risk of developing hypertension during their remaining years. Moreover, an estimated 73% of the 23.6 million U.S. adults with diabetes have hypertension or borderline hypertension. According to the Centers for Disease Control and Prevention, another 57 million American adults have pre-diabetes, a condition that occurs when a person’s blood glucose levels are higher than normal but not high enough for a diagnosis of diabetes. The American Diabetes Association, or ADA, predicts that the number of new U.S. cases of diagnosed diabetes is expected to increase by one million people per year. The ADA believes that people with diabetes are two to four times more likely to have hypertension, two to four times more likely to experience a stroke, and cardiovascular disease is the major cause of diabetes-related deaths. The WHO estimates that 176 million people have diabetes worldwide. India tops the list having 31 million people with diabetes, the largest number of people with diabetes in the world. Overall, hypertension and diabetes are major contributors to cardiovascular death worldwide and continue to grow in size. For example, only one-third of the people over 35 years of age in Beijing and Shanghai, China have normal blood pressure, and 30% of Chinese adults have high blood pressure, one of the highest rates of hypertension in the world.

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

There is no simple, clinically applicable method to detect the presence of atherosclerosis prior to plaque obstruction of the arteries leading to heart attack, stroke, angina and other cardiovascular diseases. We believe there have been widespread, global efforts at identification of individuals exhibiting the risk factors associated with atherosclerosis and intervention through lifestyle modification, medical therapy, surgical procedures and medication. We believe the problem with this approach is two-fold: (a) patients without traditional risk factors will not be identified even though up to many of the atherosclerotic clinical events occur in such individuals; and (b) patients who have one or more risk factors may be subjected to intensive and prolonged therapy even though they may not have the atherosclerotic process which the therapy is designed to inhibit.

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

The degree of arterial elasticity is related to the condition of the blood vessels, and with declining elasticity comes an increase in the incidence of vascular disease. We believe declining elasticity in the arterial wall precedes the development of overt coronary artery disease by many months and even years. Therefore, the “premature stiffening” of the small arteries and arterioles appears to be an early and sensitive clinical marker for cardiovascular disease, even in patients who have no clinical evidence of traditional risk factors for vascular disease. Further, clinical research data published globally has shown that patients with heart failure, coronary artery disease, hypertension and diabetes all exhibit a loss or reduction of arterial elasticity.

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

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

The CR-2000 Research System, first promoted during December of 1998, is currently being marketed worldwide. In the European Union, the CR-2000 Research System bears the CE Mark (CE 0086) which allows it to be marketed in the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. We have not submitted, and do not intend to submit, an application for the CR-2000 Research System to the FDA for clearance to market it as a medical device for use on patients in the U.S.

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

Five drug manufacturers have permitted the public disclosure of their use of our HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System in their multi-site clinical research trials: Alteon, Inc.; AstraZeneca, LP; Parke-Davis; Pfizer, Inc. and Solvay Pharmaceuticals, Inc. Pfizer released the results of the AVALON trial in 2005, which showed the benefits of its new drug, Caduet, on improving arterial elasticity in as short as eight weeks.  Our CR-2000 Research System was first introduced into the initial 2-year phase of the NHLBI Multi-Ethnic Study of Atherosclerosis, or MESA, research trial in May of 2000. After several years of preparatory efforts, the NHLBI publicly announced the 10-year multicenter study on September 14, 2000. The MESA trial is a prospective clinical study attempting to identify clinically useful markers or parameters for predicting cardiovascular disease before the onset of signs or symptoms. The trial has been designed to be a 10-year investigation of more than 6,000 men and women of many ethnic backgrounds residing throughout the U.S. Each study participant has had his or her C1-large artery elasticity or C-2 small artery elasticity index determined and recorded. Over the remainder of the trial, enrollees will be followed to determine changes in subclinical disease as well as cardiovascular disease morbidity and mortality.

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

CVProfilor® MD-3000 CardioVascular Profiling System

An international version of our product, the CVProfilor® MD-3000 CardioVascular Profiling System, was introduced in 2002. The CVProfilor® MD-3000 System is designed for use in physicians’ offices outside the United States to non-invasively assess the health of patients’ large and small arteries for the early detection and management of vascular disease.

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
- C2-Small Artery Elasticity Index  - Pulse Rate
- Systolic Blood Pressure  - Body Mass Index
- Diastolic Blood Pressure  - Body Surface Area

Potential Beneficial Medical Outcomes for Patients and Payers

Basic and applied research findings suggest that the arterial elasticity indices can be used to determine the “clinical age” of the body’s arteries and that these values, when viewed in combination with a medical history, physical examination and/or other tests, may provide a meaningful picture of the vascular health for patients of about 15 years of age and older. The C1-large and C2-small artery elasticity indices are of particular clinical importance in such evaluations. These indices indicate the elasticity or flexibility of the patient’s arteries throughout the body, which we believe to be beneficial in assessing vascular disease. These indices also provide valuable information to physicians in screening patients who may be at risk for underlying vascular disease and thereby may have a potential for future life-threatening cardiovascular events.

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

Published Articles: Clinical Research Update

Many scientific articles have been published in peer-reviewed medical journals which utilized either the CR-2000 Research System or the CVProfilor® DO-2020 System. We have over 300 abstracts and articles in our bibliography, all of which generally address our technology, our methodology, the relationship of arterial elasticity to cardiovascular disease, and/or the benefits of blood vessel elasticity assessment. More than half of these peer-reviewed, published articles and abstracts reference the utilization of the CVProfilor® DO-2020 System or the HDI/PulseWave™ CR-2000 Research System in their data collection. We believe the inclusion of our products in these publications provides credibility to our technology and the utility of our products in screening for cardiovascular disease.

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

We believe that the CR-2000 Research System provides an innovative means for gathering additional data and information during such critical clinical research endeavors. The clinical research market is diverse, with global pharmaceutical companies, the U.S. federal and foreign governments and medical device manufacturers funding the vast majority of these research endeavors. Therefore, we have been pursuing the following three markets for the CR-2000 Research System:

Pharmaceutical Companies. Pharmaceutical firms often seek new ways to gather additional data and information non-invasively from human subjects engaged in clinical research trials and we actively market to pharmaceutical companies for the inclusion of our CR-2000 Research System in their clinical research trials relating to drugs for the treatment of cardiovascular disease.

Academic Centers. Universities throughout the world conduct clinical research trials, which are financially supported with grants from governmental agencies, disease management foundations and private sponsors. Universities with research centers conducting clinical trials in the areas of preventative cardiology, nephrology and epidemiology are a particular target market for our CR-2000 Research System.

The U.S. Government. The National Institutes of Health, the Veterans’ Affairs Medical Centers, the Agency for Health Care Policy and Research, and the Centers for Disease Control and Prevention often conduct large-scale research projects and clinical trials that represent a significant market opportunity for the CR-2000 Research System.

As of June 30, 2009, the CR-2000 Research System was being utilized in 32 countries throughout the world and users have contributed many of the articles in our bibliography of over 300 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour analysis methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

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

HDI/PulseWave™ CR-2000 Research System

The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through international distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally. As of June 30, 2009, the established end-user price in the U.S. for the CR-2000 Research System was approximately $28,000;.

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

-  purchase a refurbished CVProfilor® DO-2020 System for approximately $25,000;

- rent the CVProfilor® DO-2020 System for a period of one year and pay a $45 per-patient-tested fee, subject to a minimum monthly fee of $675.

- purchase a rented CVProfilor® DO-2020 System for a reduced price dependant upon the amount of cumulative rental payments made to HDI.

The majority of our revenue is derived from sales of the CVProfilor® to physicians.  A smaller number of physicians prefer to rent the CVProfilor® either as a means of a short-term trial or a long-term capital conservation strategy.  For those that prefer to rent, we offer a per-patient-tested program that invoices physicians monthly based on the number of patients tested each month subject to a minimum monthly rental fee.  We are no longer using a direct sales force to call on prospective customers. Currently, we use a network of independent distributors and representatives who are not employees of the company and who sell complementary medical devices to primary care physicians.

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

Production

We have been producing CR-2000 Research Systems within our manufacturing facility since November 1998 and DO-2020 Physician Systems since March 2001. The design, development and integration of all of the components necessary to fabricate and manufacture our products were undertaken on our behalf by a contract engineering firm. According to testing performed at TÜV Product Service, Inc., the CR-2000 Research System has been found to be in full compliance with all electromagnetic immunity and emissions requirements, and with the requirements for displaying the CE Mark. The CVProfilor® DO-2020 System was also evaluated by Underwriters Laboratories, Inc., and the System complies with the UL electrical safety standard.

Both our CR-2000 Research CardioVascular Profiling System and our MD-3000 System display the “CE” mark, indicating that they are approved for sale throughout the European Union and that the products comply with applicable electrical and mechanical safety standards.

Currently, we manufacture all versions of the CardioVascular Profiling System within our facility located in Eagan, Minnesota, using a complete quality system approach in compliance with the FDA’s Quality System Regulations (QSR), and international standards 93/42/EEC, Council Directive Concerning Medical Devices (MDD), and the Canadian Medical Device Regulations (CMDR) . Further, our manufacturing facility has been certified as being in compliance with the ISO-13485: 2003 standard by BSI Product Services. Despite having a small production staff, we believe that we can accommodate current requirements and should be able to meet anticipated future needs to manufacture, test, package, and ship all products within our in-house facility.

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

We are aware of a number of firms that are developing or have developed products that provide a measurement arterial compliance or elasticity or a clinical surrogate for it and which may be viewed as competitive alternatives to our products. These firms include: Alam Medical (formerly Colson/Dupont Medical), Pantin, France; AtCor Medical Pty Ltd. (formerly PWV Medical, Ltd.), based in Sydney, Australia; Colin Medical Technology Corporation, Kyoto, Japan (acquired by Omron Healthcare Co. Ltd., in June of 2005); CareFusion (formerly Cardinal Health, formerly Viasys, formerly Micro Medical); Basingstoke, United Kingdom, Endothelix, Inc., Houston, Texas; Enverdis GmbH Medial Solutions, Jena, Germany; FMS Finapres Medical Systems (formerly TNO Biomedical Instrumentation), Amsterdam, Netherlands; Fukuda Denshi, Tokyo, Japan; HealthSTATs International, Singapore; HB Hanybul Meditech, Jeonju, Korea; Hemonix, Inc., Beverton, Oregon; International Medical Device Partners, or IMDP, Las Vegas, Nevada; Itamar Medical, Ltd., Caesarea, Israel; Meridian Co., Ltd., Seoul, Korea; Novacor,  Paris, France; Omron Healthcare, Inc., Bannockburn, Illinois, a subsidiary of Omron Corporation, Kyoto, Japan;  Pie Medical Imaging bv, Maastricht, The Netherlands; Pulse Metric, Inc., or PMI, San Diego, California; Specaway Pty. Ltd., St. Pauls, New South Wales, Sydney, Australia; TensioMed, Ltd., Budapest, Hungary, and Vasocor, Inc., Charleston, North Carolina.

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

We also have obtained an exclusive license to utilize the intellectual property described within several U.S. patents from the Regents of the University of Minnesota. The license for these patents expires concurrently with the expiration date of the last of these patents to expire, which is currently expected to be May 31, 2011, although some of the patents expire December 8, 2010.  Additionally, we have obtained an exclusive license from the University of Minnesota with respect to five foreign issued patents: one, issued in Japan, is currently expected to expire August 22, 2009, and one in each of Hong Kong, France, Germany, and the United Kingdom are all currently expected to expire November 21, 2011.

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

Employees and Consultants

As of June 30, 2009, we employed 4 full-time employees, and 1 part-time employee, none of whom are engaged in sales positions. We believe that our employee relations are good.

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

ITEM 1A. RISK FACTORS

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

Risks Related to Our Business

We are presently generating only minimal revenue.  We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities. As of June 30, 2009, we had an accumulated deficit of $27,434,607 attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

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

We may need additional capital in the future to continue our business.  Until such time as our products generate sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate, where expenditures exceed revenue, of approximately $40,000.  We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2009.  We do not expect revenue generated by our products to be sufficient to meet our capital needs during the next twelve months. Our ability to execute our business strategy, including marketing of our products, placing equipment in physicians’ offices and establishing and maintaining an inventory of system components beyond June 30, 2009, depends to a significant degree on our ability to obtain sufficient and timely future financing.  Our current monthly burn rate may increase.

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

Our success is mainly dependent upon a single product, the CVProfilor® DO-2020 System.  On November 1, 2000, we obtained FDA approval to market the CVProfilor® DO-2020 System. We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue. However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any. To date, we have generated only minimal sale or rental revenue from the CVProfilor® DO-2020 System. Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion. Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing, marketing or placing the CVProfilor® DO-2020 System. Sales of CVProfilor® DO-2020 Systems have taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements to physicians utilizing the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are sold. Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.  In May of 2005, we introduced a rent-to-own program, whereby rental customers (those using the CVProfilor® DO-2020 System on a per-patient-tested basis) could purchase their used equipment at a price lower than the price for purchasing a new System by applying a portion of their collected rental payments toward the buy-down of the used equipment price.  The sale of used equipment or conversion of rental customers to owners, while initially strong, has slowed down considerably as fewer rental customers remain from which to generate conversion revenues.  Our ability to sell new customers on purchasing the system outright has been more challenging than originally anticipated.

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

We are unable to predict how our products will be accepted by the market, if at all, or if accepted, what the demand for them could be. Achieving market acceptance requires that we educate the marketplace about the anticipated benefits associated with the use of our products and also requires us to obtain and disseminate additional data acceptable to the medical community as evidence of our product’s clinical benefits. We believe that because our products represent a new approach for evaluating vascular disease, there has been a greater reluctance to accept our products than would occur with products utilizing more traditional technologies or methods of diagnosis. This has resulted, and may continue to result, in longer sales cycles and slower revenue growth than anticipated. We cannot assure you that we will be successful in educating the marketplace about our products or that available data concerning these benefits will create a demand by the research or medical community for our products. We cannot assure you that our services will be profitable to, or become generally accepted by, physicians. To date, the rate of physician utilization has developed more slowly than we anticipated and is generally lower than we anticipated. In addition, our products are premised on the medical assumption that a loss of arterial elasticity is an indicator of the early onset of vascular disease. While we believe, based on many clinical research studies and trials, that the loss of arterial elasticity is indeed an indicator for the early onset of vascular disease, we cannot assure you that our claims will be fully accepted by the medical community, if at all.

Our physician customers are dependent upon the availability of third party reimbursement to the physician and/or direct patient payment.  Medicare and certain of the private health coverage insurers and other payer organizations may not provide or consistently provide reimbursement for our products.  The availability of third party reimbursement for our medical products and services may affect the physician’s decision to use our products and services.

               As a result, our financial performance may be impacted by the availability of reimbursement, if any, for the cost of our products from government payers, private health coverage insurers and other payer organizations.  Our experience has shown that reimbursement for the cost associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans. Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure. Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician. Because of the complex interactions between these factors, we estimate that consistent reimbursement for the costs associated with our product will not be available for several years, if ever. Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. If we cannot sustain adequate reimbursement from third parties, we would depend upon direct patient payment for our revenue. We cannot assure you that patients will be willing to pay for our products at prices, which will generate revenue for us, if at all. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations. Several payers have a coverage policy that identifies the CVProfilor® as “experimental and investigational.”  BCBS of Alabama and Tennessee, Aetna, Harvard Pilgrim HealthCare, United Healthcare and John Deere Health (acquired by UHC) have issued coverage policies that identify the CVProfilor as “experimental and investigational.”

We have not been successful in growing our sales force.  The process of finding qualified direct sales reps who can convey the clinical and economic value proposition to prospective customers has proved difficult.  Additionally, the Company has experienced high turnover in its direct sales force.   Currently we do not have any dedicated sales reps directly employed by the Company.  The Company is searching for a partner or partners with an established regional/national sales force or regional/national distribution network serving the primary care market with whom the CVProfilor product can be integrated into the partner’s existing cardiovascular disease product platform.  The Company believes that this is the best strategy for broadening distribution and increasing sales of the CVProfilor.  No assurances can be given that the Company will identify a suitable partner or partners or that the Company will consummate mutually satisfactory arrangements with a partner or partners.

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

We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business. By way of example, we currently obtain our Arterial PulseWave™ Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with Apollo Research Corp., or  Apollo, our sole supplier of this component. In January 2001, we were advised by Apollo that they could not assure us that they will continue business operations beyond a month-to-month basis. At that time we placed a large order with Apollo, sufficient to supply our needs for several years.  We are now at the point where we need to re-order Sensors for inventory.  Apollo indicates that they can continue to meet our production needs for the Sensor in the near term. Similarly, we were also advised by Omron Colin Medical Corp., our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor.  We currently have an inventory of such monitors, which we believe would be sufficient for 1-2 years of production.  If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new monitor or Sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business. If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available. If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

We lack significant sales and distribution channels. We commenced marketing of the HDI/PulseWave™ CR-2000 Research System in December 1998 and currently have not developed an international distribution network.  We commenced marketing of the CVProfilor® DO-2020 System in March 2001 and have yet to generate any significant revenue based on placements of it or from unit sales. We have not yet developed a nationwide distribution network for our products. Currently, we do not have any dedicated sales reps directly employed by the Company.  Even as we enter into agreements with distributors and/or independent representatives, we cannot assure you that the distributors or independent representatives will devote the resources necessary to provide effective sales and promotional support for our products. Our ability to expand product sales will largely depend on our ability to develop relationships with distributors or independent representatives who are willing to devote the resources necessary to provide effective sales and promotional support, and to educate, train and service both a sales force and the medical community in its entirety. We cannot assure you that we will be able to accomplish any or all of these objectives. We also cannot assure you that our financial condition will allow us to withstand sales cycles of the length that may be necessary to assure market acceptance for our CR-2000, DO-2020 or MD-3000 Systems.

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

Our stock is thinly traded, which causes small volumes of purchases or sales of our stock to impact our stock price significantly.  Significant fluctuations in our stock price may adversely impact our ability to raise additional capital and adversely impact the exercise of warrants which is a potential source of additional capital for the Company.

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

We have a limited number of personnel and the loss of one or more of them may adversely affect our operations.  We currently employ four full time and one part time employee and engage the services of several consultants.  The loss of one or more of our employees, even if they are not key employees, could result in the interruption of our operations and adversely affect our financial condition and results.  There is no assurance that we will be able to timely employ replacement personnel or engage the temporary services of consultants in the event that we suffer the loss of one or more of our employees.

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

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information. On December 20, 2000, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe that our products and our CDMF are in compliance with the regulations under HIPAA and with the rules under HIPAA for electronic healthcare transmissions and code sets used in those transmissions.  We may be required to incur additional expenses in order to comply with any amendments to these requirements. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards.

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

Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market. As of September 18, 2009, there were 40,963,088 shares of our common stock issued and outstanding.  Of these outstanding shares, all shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144(k).

As of September 18, 2009, we have a total of 24,905,596 shares of common stock, which may be issued upon exercise of the following options or warrants:
▪	3,038,342 shares of our common stock purchasable through the exercise of options granted under our 2003 Stock Plan;
▪	263,000 shares of our common stock purchasable through the exercise of options granted under our 1995 Long-Term Incentive and Stock Option Plan;
▪	854,000 shares of our common stock purchasable through the exercise of options granted under our 1998 Stock Option Plan;
▪	1,830,000 shares of our common stock purchasable through the exercise of options granted under our 2005 Stock Option Plan;
▪	25,000 shares of our common stock purchasable through the exercise of other outstanding options, exercisable at a per share exercise price of $0.16; and
▪
10,768,974 shares of our common stock issuable upon exercise of the Warrants sold in the August 2003 and February 2004 Placements, and 8,126,280 additional shares of our common stock issuable upon conversion of the Series A Convertible Preferred Stock underlying the Warrants.

As of September 18, 2009, we also have 8,934,432 shares of our common stock issuable upon conversion of our 744,536 outstanding shares of Series A Convertible Preferred Stock.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”.  As of September 18, 2009, there were: (i) 162 shareholders of record of our common stock, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) 100 holders of our Series A Convertible Preferred Stock, which is convertible into 8,934,432 shares of our common stock; and (iii) 40,963,088 outstanding shares of our common stock, of which all shares are either freely tradable or eligible for sale under Rule 144 or Rule 144(k).

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the Over-the-Counter Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Price

	High	Low
Fiscal 2009
First Quarter	$0.04	$0.035
Second Quarter	0.06	0.03
Third Quarter	0.02	0.02
Fourth Quarter	0.03	0.03

Fiscal 2008
First Quarter	$0.20	$0.10
Second Quarter	0.19	0.07
Third Quarter	0.12	0.07
Fourth Quarter	0.11	0.03

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

Recent Sales of Unregistered Securities

Option Grants

During the fiscal year ended June 30, 2009, there were no options granted to purchase shares of common stock to our employees, pursuant to our various Stock Plans.

ITEM 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

▪
In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals as a capital sale item and on a “per-patient-tested” rental basis.  It can also be leased.  Utilizing our Central Data Management Facility (the “CDMF”), we are able to track utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our rental physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

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

Equipment rental revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized when all of the criteria for recognition set forth in SAB No. 104 have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Research and Development.  For the fiscal year ended June 30, 2009 and June 30, 2008, we did not incur any research and development costs.

Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from 1 to 3 years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis.  The Company has recorded a total of $80,608 and $56,123 as deferred revenue at June 30, 2009 and 2008.  The Company recognizes as current portion deferred revenue the amount that it will recognize over the next 12 months;  $48,246 as of June 30, 2009 and $30,598 as of June 30, 2008.  The remaining amount of deferred revenue is recognized as long-term deferred revenue; $32,362 as of June 30, 2009 and $25,525 as of June 30, 2008.

Income Taxes.  We account for income taxes under the liability method pursuant to the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109).  Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.  The effect of changes in tax rates is recognized in the period in which the rate change occurs.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation.  The Company regularly grants options to individuals under various plans.  FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires that the compensation cost relating to share-based payment transactions, including grants of employee and director stock options, be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The fair value of options granted during fiscal year 2008 was estimated using the Black-Scholes option pricing model.

Fiscal	Risk-Free	Expected Dividend	Expected	Expected
Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2009	N/A	None	5 years	N/A
June 30, 2008	4.50%	None	5 years	180.71%

No stock options were granted during fiscal year 2009.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

       As of June 30, 2009, there was $45,750 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.5 years.

Results of Operations

As of June 30, 2009, we had an accumulated deficit of $27,434,607, attributable primarily to selling, general and administrative expenses.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of June 30, 2009, we had cash and cash equivalents of $697,918.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from placements and sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2009.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2009 and 2008, respectively:

Fiscal Year Ended June 30, 2009
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 503,175	$ 332,687	$ 86,863	$ 83,625
Cost of Sales	10,991	9,199	0	1,792
Gross Profit	$ 492,184	$ 323,488	$ 86,863	$ 81,833

Fiscal Year Ended June 30, 2008
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 554,454	$ 342,305	$ 150,786	$ 61,363
Cost of Sales	44,329	26,250	12,850	5,229
Gross Profit	$ 510,125	$ 316,055	$ 137,936	$ 56,134

Total Equipment Sales Revenue for the fiscal year ended June 30, 2009 was $332,687, compared to $342,305 for the fiscal year ended June 30, 2008, a 2.8% decrease.

For the fiscal year ended June 30, 2009, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $86,863, compared to $150,787 for the fiscal year ended June 30, 2008, a 42.4% decrease.  As we use the rental model primarily as a means of generating trial with a hopeful move to a sale, renters will not, in the majority of cases, remain in the rental mode as long as they did previously.  This will result in lower rental revenues.

For the fiscal year ended June 30, 2009, Service/Contract income was $83,625, compared to $61,363 for the fiscal year ended June 30, 2008, a 36.3% increase.  This increase was a result of an increase in warranty maintenance agreements sold.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of June 30, 2009, the Inventory Reserve Allowance balance is $412,481.  The Inventory Reserve Allowance is adjusted on a quarterly basis.  The following table shows the effect of this adjustment for the periods indicated:

	Fiscal Year Ended June 30
	2009	2008
Cost of Sales …………………………………………………	$ 52,895	$ 102,082
Inventory Reserve Allowance.. ……………………………	(41,904)	(57,753)
Cost of Sales, as reported ………………………………….	$ 10,991	$ 44,329

 Cost of Sales was lower in fiscal year 2009 compared to fiscal year 2008 largely because in 2008 130 sensors held in inventory failed to meet specifications and were scrapped, resulting in an inventory write down that increased cost of sales by approximately $20,250.  In fiscal year 2009, there was no significant inventory write down of sensors.  Additionally, the mix of new versus reconditioned units was lower in fiscal year 2009 compared to fiscal year 2008.  New units have a significantly higher cost of sales than refurbished units. The total cost of sales for new units sold in fiscal year 2009 compared to fiscal year 2008 was lower by  $8,715.  The remaining difference in cost of sales between fiscal year 2009 and 2008 was a result higher average cost of sales for refurbished units in 2008 compared to 2009.

Total selling, general and administrative expenses for the fiscal year ended June 30, 2009 were $753,768 compared to $1,259,874 for the fiscal year ended June 30, 2008, a 40.2% decrease.  The following is a summary of the major categories included in selling, general and administrative expenses:

		Fiscal Year Ended June 30	Change from Prior Year
	2009	2008	Dollar	Percent

Wages, related expenses and benefits……………………………….	$ 311,706	$ 722,474	$ (410,768)	-56.86%
Patents and related expenses…...……………………………………	-	6,194	(6,194)	-100.00%
Outside consultants…………………………………………………..	26,782	52,484	(25,702)	-48.97%
Rent (building/equipment) and utilities…………………………………	88,361	94,069	(5,708)	-6.07%
Insurance-general and directors/officers liability…………………..	26,706	35,622	(8,916)	-25.03%
Selling, marketing and promotion…….	11,644	10,642	1,002	9.42%
Legal and audit/accounting fees…………………………………	84,497	88,506	(4,009)	-4.53%
Royalties………………………………………………………….	12,490	14,707	(2,217)	-15.07%
Depreciation and amortization………………………………………	8,484	10,505	(2,021)	-19.24%
Stock option expense…………………………………………………….	91,500	94,675	(3,175)	-3.35%
Other-general and administrative………………………………….	91,598	129,996	(38,398)	-29.54%
Total selling, general and administrative expenses………..	$ 753,768	$ 1,259,874	$ (506,106)	-40.17%

Wages, related expenses and benefits decreased from $722,474 to $311,706 for the fiscal years ended June 30, 2008 and June 30, 2009, respectively, a 56.9% decrease.  Included in the $311,706 expense amount for the fiscal year ended June 30, 2009 is an accrued compensation non-cash benefit of $225,750 that relates to an adjustment to the estimated value of the phantom shares due our chief executive officer as part of his compensation for services provided to us.  Included in the $722,474 expense amount for the fiscal year ended June 30, 2008 is an accrued compensation non-cash charge of $68,250 that relates to the estimated amount due our chief executive officer as part of his compensation for services provided to us.  Because the Company’s stock price decreased during the twelve month period ending June 30, 2009, this expense category was negative or produced a benefit of $225,750.

Outside consultants expense decreased from $52,484 for the fiscal year ended June 30, 2008 to $26,782 for the fiscal year ended June 30, 2009, a 49.0% decrease.  A breakdown of outside consultant expense for fiscal years 2009 and 2008 is provided below:

	Fiscal Year Ended June 30		Change from Prior Year
	2009	2008	Dollar	Percent
Outside Consultants Expense
SOX/404 Consulting	$3,675	$22,700	$(19,025)	-83.81%
Engineering Consulting	625	930	(305)	-32.80%
IT Systems Administration	5,012	7,419	(2,407)	-32.44%
Quality Systems & Regulatory	16,965	17,723	(758)	-4.28%
Software Development	340	2,048	(1,708)	-83.40%
Accounting & Tax	165	1,524	(1,359)	-89.17%
Other	0	140	(140)	-83.81%
Total Outside Consultants Expense	$26,782	$52,484	($25,702)	-48.97%

Selling, marketing and promotion expense increased from $10,642 for the fiscal year ended June 30, 2008 to $11,644 for the fiscal year ended June 30, 2009, a 9.4% increase.  This category includes commission expense relating to our distributor’s sales and marketing efforts, as well as travel and convention expenses.

Legal and audit/accounting fees decreased from $88,506 to $84,497 for the fiscal years ended June 30, 2008 and 2009, respectively, a 4.5% decrease.
Other – general and administrative expenses decreased from $129,996 for the fiscal year ended June 30, 2008 to $91,598 for the fiscal year ended June 30, 2009, respectively, a 29.5% decrease.  A breakdown of Other – general and administrative expense for fiscal years 2009 and 2008 is provided below:

	Fiscal Year Ended June 30		Change from Prior Year
	2009	2008	Dollar	Percent
Stock Transfer Agent/Registrar Fees	$ 2,579	$ 12,606	$ (10,027)	-79.54%
Telephone	13,719	23,265	(9,546)	-41.03%
Postage/Delivery/Courier	1,318	7,895	(6,577)	-83.31%
Licenses & Fees	3,581	7,039	(3,458)	-49.13%
SEC Filings Expense	2,477	5,561	(3,084)	-55.46%
Warehouse Supplies - Reserve Allowance	(17,807)	(14,821)	(2,986)	20.15%
Office Supplies	3,370	5,952	(2,582)	-43.38%
State Income Taxes	4,599	6,788	(2,189)	-32.25%
Payroll Expense - (Paychex)	3,944	5,162	(1,218)	-23.60%
Trash Removal	1,151	1,635	(484)	-29.60%
Repairs & Maintenance	8,556	8,812	(256)	-2.91%
Computer Software/Supplies	2,209	2,145	64	2.98%
Bank Charges - Credit Cards	5,777	5,256	521	9.91%
Meals & Entertainment	1,902	1,270	632	49.76%
Auto Expense/Parking	5,029	3,917	1,112	28.39%
Warehouse Supplies	25,579	23,733	1,846	7.78%
Travel - Other	17,723	15,843	1,880	11.87%
Meetings	3,443	1,168	2,275	194.78%
All other components	2449	6,770	(4,321)	-63.83%
Total Other-general & administrative	$ 91,598	$ 129,996	$ (38,398)	-29.54%

Interest income was $13,144 and $45,912 for the fiscal years ended June 30, 2009 and 2008, respectively.  This decrease was a result of the reduced bank deposit rates and declining cash balances during the period.

Net loss was $248,440 and $703,837 for the fiscal years ended June 30, 2009 and 2008, respectively.  For the fiscal year ended June 30, 2009, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 40,722,471.  For the fiscal year ended June 30, 2008, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 39,690,323.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $383,950 and a net decrease of $294,764 for the years ended June 30, 2009 and June 30, 2008, respectively.  The significant elements of these changes were as follows:

	Fiscal Year Ended June 30
Net cash provided by / (used in) operating activities:	2009	2008
— Net loss, as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	$(373,542)	$(516,759)
— (Increase) / Decrease in accounts receivable:	(A) (16,500)	(A) 267,997
– (A) The decrease in sales directly affects the decrease in accounts receivable
— (Increase) / Decrease in inventory:	(B) 12,612	(B) (3,277)
– (B) We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.
— Increase / (Decrease) in accrued vacation, payroll and payroll taxes – (C) Expense amounts that relate to the amount of accrued vacation, accrued payroll , and accrued payroll taxes	(C) (33,782)	(C) 30,963
— Increase / (Decrease) in deferred revenue: – (D) Cash received from warranty maintenance contracts, and is amortized over the length of the contract.	(D) 24,485	(D) 27,502

The Company had no investing or financing activities for the years ended June 30, 2009 and 2008.

We have incurred operating losses and have not generated positive cash flow from operations.  As of June 30, 2009, we had an accumulated deficit of $27,434,607.

As of June 30, 2009, we had cash and cash equivalents of $697,918 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2009.

Our current marketing strategy focuses on selling the CVProfilor® DO-2020 System to physicians who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  The most critical factor in our ability to increase revenue rests in our ability to expand our network of independent distributors selling the CVProfilor® DO-2020 System.

The existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 affects the availability of our working capital.  Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to purchase the CVProfilor® DO-2020.

No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Our financing needs are based upon management estimates as to future revenue and expense.  Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, and our ability to materially increase the sales of our CVProfilor® DO-2020 System.  Our efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTC Bulletin Board, are illiquid and are subject to the rules relating to penny stocks.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. Financial Statements and Supplementary Data

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2009 and 2008

Contents

Report of Independent Registered Public Accounting Firm……………………………………………..31
 Report of Former Independent Registered Public Accounting Firm.…………………………………...32

                                                                        Audited Financial Statements
Balance Sheets………………………………………………………………………………………... 33
Statements of Operations……………………………………………………………………………..34
Statements of Shareholders’ Equity…………………………………………………………………35
Statements of Cash Flows…………………………………………………………………………….36
Notes to Financial Statements………………………………………………………………………. 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.

We have audited the accompanying balance sheet of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2009 and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc as of June 30, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

 /s/ Carver Moquist & O’Connor, LLC

Edina, Minnesota
September 8, 2009

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.

We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2008, and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc as of June 30, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                                                                                                                                                                                                                   /s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 25, 2008

Hypertension Diagnostics, Inc.

Balance Sheets
	June 30,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$ 697,918	$ 1,081,868
Accounts receivable, net	42,500	26,000
Inventory, net	278,873	291,485
Prepaids and other current assets	3,237	9,026
Total Current Assets	1,022,528	1,408,379

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	162,351	357,499
Total Property and Equipment	931,929	1,127,077
Less accumulated depreciation and amortization	(928,200)	(1,114,200)
Property and Equipment, net	3,729	12,877

Other Assets	6,530	6,530
Total Assets	$ 1,032,787	$ 1,427,786

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$ 16,343	$ 19,997
Accrued vacation, payroll and payroll taxes	47,579	81,361
Deferred revenue	48,246	30,598
Deposits from customers	970	970
Other accrued expenses	6,746	6,104
Deferred compensation	220,500	446,250
Total Current Liabilities	340,384	585,280

Long Term Liabilities:
Deferred revenue, less current portion	32,362	25,525
Total Long Term Liabilities	32,362	25,525

Shareholders' Equity:
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--744,536 and 843,559
at June 30, 2009 and 2008, respectively; each share of
preferred stock convertible into 12 shares of common
stock at the option of the holder (aggregate liquidation
preference $7,422,487 and $6,874,954 at June 30, 2009
and 2008, respectively)	7,445	8,436
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares-- 40,963,088 and 39,774,812
at June 30, 2009 and 2008, respectively	409,631	397,748
Additional paid-in capital	27,677,572	27,596,964
Accumulated deficit	(27,434,607)	(27,186,167)
Total Shareholders' Equity	660,041	816,981
Total Liabilities and Shareholders' Equity	$ 1,032,787	$ 1,427,786

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Year Ended June 30,
	2009	2008

Revenue:
Equipment sales	$ 332,687	$ 342,305
Equipment rental	86,863	150,786
Service/contract income	83,625	61,363
	503,175	554,454
Cost of Sales:
Cost of Sales	52,895	102,082
Inventory Reserve Allowance	(41,904)	(57,753)
Net Cost of Sales	10,991	44,329
Gross Profit	492,184	510,125

Expenses:
Selling, general and administrative	753,768	1,259,874
Total Expenses	753,768	1,259,874
Operating Loss	(261,584)	(749,749)

Other Income:
Interest income	13,144	45,912
Total Other Income	13,144	45,912
Net loss before income taxes	(248,440)	(703,837)
Income taxes	-	-
Net loss before income taxes	$ (248,440)	$ (703,837)

Basic and Diluted Net Loss per Share	$ (.01)	$ (.02)
Weighted Average Shares Outstanding	40,722,471	39,690,323

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Shareholders’ Equity

					Additional
		Preferred Stock		Common Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007………….	855,545	$ 8,555	39,630,980	$ 396,310	$ 27,503,608	$ (26,482,330)	$ 1,426,143
Conversion of Preferred Stock
into Common Stock ……………	(11,986)	(119)	143,832	1,438	(1,319)	-	-
Normal vesting of outstanding
stock options ………………………	-	-	-	-	94,675	-	94,675
Net loss……………………………..	-	-	-	-	-	(703,837)	(703,837)
Balance at June 30, 2008………….	843,559	$ 8,436	39,774,812	$ 397,748	$ 27,596,964	$ (27,186,167)	$ 816,981
Conversion of Preferred Stock
into Common Stock ……………	(99,023)	(991)	1,188,276	11,883	(10,892)	-	-
Normal vesting of outstanding
stock options ………………………	-	-	-	-	91,500	-	91,500
Net loss……………………………..	-	-	-	-	-	(248,440)	(248,440)
Balance at June 30, 2009………….	744,536	$ 7,445	40,963,088	$ 409,631	$ 27,677,572	$ (27,434,607)	$ 660,041

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

		Year Ended June 30,
	2009	2008
Operating Activities:
Net loss	$ (248,440)	$ (703,837)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred stock based compensation expense	(225,750)	68,250
Depreciation	9,148	23,355
Loss on disposal of rental units	-	798
Stock options expense	91,500	94,675
Change in operating assets and liabilities:
Accounts receivable	(16,500)	267,997
Inventory	12,612	(3,277)
Prepaids and other current assets	5,789	8,962
Accounts payable	(3,654)	2,297
Accrued payroll and payroll taxes	(33,782)	(30,963)
Deferred revenue	24,485	27,502
Other accrued expenses	642	(50,523)
Net cash used in operating activities	(383,950)	(294,764)

Net increase/(decrease) in cash and cash equivalents	(383,950)	(294,764)
Cash and cash equivalents at beginning of period	1,081,868	1,376,632
Cash and cash equivalents at end of period	$ 697,918	$ 1,081,868

See accompanying notes.

1.   Organization and Significant Accounting Policies

Description of Business

Hypertension Diagnostics, Inc. (the “Company”) was formed on July 19, 1988 to develop, design and market a cardiovascular profiling system.  The Company does not review financial information in a disaggregated manner, and as a result the Company does not report separate segments.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains cash in financial institutions.  The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.  Invoice terms can vary from at date of shipment to net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2009 and 2008.

Inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials.  Market value encompasses consideration of all business factors including price, contract terms and usefulness.  The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value.  A reserve for potential obsolescence was $412,481 and $454,384 for the fiscal years ending June 30, 2009 and 2008.

Property and Equipment

Property and equipment are stated at cost.  Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred.  Depreciation is computed principally using the straight-line method.  Estimated useful lives for leasehold improvements are the shorter of the lease term or estimated useful life and 5-7 years for furniture and equipment, computer and electronic equipment and equipment rental units.

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

Equipment rental revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized when all of the criteria for recognition set forth in SAB No. 104 have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

In the case of either a sale or rental of the Company’s product, there are no post-shipment obligations except for warranty maintenance contracts which affect the timing of revenue recognition.  Neither customers nor distributors have a right to return or exchange product.  Warranty repairs on all of the above are handled on a repair or replacement basis, at the Company’s discretion.  Further, there is no installation of the product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, the Company believes its revenue recognition policy is appropriate and in accordance with SAB No. 104.

The Company has warranty maintenance contracts with its customers ranging from 1 to 3 years to provide replacement parts to its customers.  These contracts are considered multiple element arrangements.  When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emergining Issues Task Force (“EITF) 0021, Accounting for Revenue Arrangements with Multiple Deliverables.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis.  The Company recognizes as current portion deferred revenue the amount that it will recognize over the next 12 months.  The remaining amount of deferred revenue is recognized as long-term deferred revenue.

Research and Development Costs

All research and development costs are charged to expense as incurred.  The Company incurred no research and development costs for the fiscal years ended June 30, 2009, and  June 30, 2008, respectively.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

1.	Organization and Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company regularly grants options to individuals under various plans.  FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires that the compensation cost relating to share-based payment transactions, including grants of employee and director stock options, be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

               Recent Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on July 1, 2009 should not have an effect on the Company's reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company's use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008.

          In February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2") "Effective Date of FASB Statement No. 157" which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company does not expect FAS 157-2 to have an impact to the financial statements or reported earnings per share.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the first quarter of fiscal year 2010 and will not have a material impact on the Company’s consolidated financial statements.

 1.    Organization and Significant Accounting Policies (Continued)

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through September 18, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

2.      Inventory

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Reserve Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of June 30, 2009, the Inventory Reserve Allowance balance is $412,481.  The Inventory Reserve Allowance is adjusted on a quarterly basis.

At June 30, 2009 and June 30, 2008 inventory consisted of the following:

		June 30
	2009	2008
Raw materials……..………………………………………..	$ 676,981	$ 724,364
Finished goods…………………………………………….	14,373	21,505
Inventory reserve allowance……...………………………	(412,481)	(454,384)
Total Inventory…………………………………………….	$ 278,873	$ 291,485

3.      Deferred Compensation Expense

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

On June 5, 2006, the Company entered into another employment agreement for the period January 1, 2006 through December 31, 2006, whereby it accrued 175,000 phantom shares of its common stock per month payable to its CEO.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined below).  The Company extended the employment agreement for the period January 1, 2007 through December 31, 2007, January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009, whereby it will continue to accrue 175,000 phantom shares of its common stock per month payable to its CEO.  Accordingly, the Company has accrued a compensation liability of $446,250 at June 30, 2008, which is the fair market value of 5,250,000 phantom shares accrued through June 30, 2008 relating to this provision.  As of June 30, 2009, the Company has accrued a compensation liability of $220,500 which is the fair market value of 7,350,000 shares accrued through June 30, 2009 relating to this employment agreement.  Due to the changes in the trading price at June 30, 2009 of the Company’s common stock, the Company recorded a net benefit of $225,750 and a net expense of $68,250 for the fiscal year ended June 30, 2009 and June 30, 2008 respectively.  The benefit for the twelve month period ended June 30, 2009 is a result of the decrease in the Company’s stock price.

Per the terms of the employment agreement, payment of the deferred compensation benefit will occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012.  Upon one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.  At June 30, 2009 and 2008 the deferred compensation accrual was $220,500 and $446,250.

4.      Income Taxes

The income tax provision consists of the following for the years ended June 30:

	2009		2008
Current tax provision		$-		$-
Deferred tax provision		155,000		48,000
Valuation allowance		(155,000)		(48,000)
Total income tax provision		$-		$-

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2009	2008
Federal tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0
Effective income tax rate	— %	— %

At June 30, 2009, the Company has estimated net operating loss carryforwards totaling approximately $20,980,000 for federal income tax purposes and $10,906,000 for state income tax purposes.  Loss carry forwards will begin to expire in fiscal year 2010.

No benefit has been recorded for such carryforwards due to continued operating losses, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

In 2008, the Company filed with the Internal Revenue Service (IRS) to change its tax year end from May 31st to June 30th in order to match the Company’s fiscal year end.  The IRS approved the change to a June 30th tax year end in January 2009.

Components of deferred tax assets are as follows:
		June 30
	2009		2008
Loss carry forwards………………………………………..	$7,824,000		$7,533,000
Inventory reserve …………………………………………	140,000		182,000
Deferred compensation …………………………………..	75,000		179,000
Accrued vacation………………………………………….	10,000
Less valuation allowance…………………………………	(8,049,000)		(7,894,000)
Net deferred tax assets…………………………………..	$-		$-

The Company adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not result in an adjustment to retained earnings. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had recognized no interest or penalties upon the adoption of FIN 48.

       At June 30, 2009 the Company has no unrecognized tax benefits or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months of this reporting date.

5.	Shareholders’ Equity

Description of Series A Preferred Stock

On August 28, 2003, the Company designated 4,177,275 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) pursuant to a Certificate of Designation, Preferences and Rights with respect to the Series A Preferred Stock (the “Certificate of Designation”).  Each share of the Series A Preferred Stock is initially convertible into twelve (12) shares of the Company’s common stock, subject to adjustment as provided in the Certificate of Designation for customary anti-dilution adjustments and issuances below the conversion price in effect, initially ranging from $0.14  to $0.22 per share from three issuances ranging from an original purchase price of  $1.68 to $2.64 .  The Series A Preferred Stock is convertible into shares of the Company’s common stock at any time.  Further, the Series A Preferred Stock will

5.	Shareholders’ Equity (continued)

automatically be converted into the Company’s common stock upon sale of all or substantially all of the Company’s assets, a consolidation or merger.  Each share of the Series A Preferred Stock shall entitle its holder to vote on all matters voted on by holders of the Company’s common stock on an as-if converted basis.  With each share of preferred stock issued in each of the three tranches, the holder was granted a  warrant, exercisable into Series A Preferred Stock at $2.04, $2.64, and $3.60 per share, respectively.

In addition, so long as any shares of the Series A Preferred Stock are outstanding, the Company may not, without the approval of the majority of the holders of the Series A Preferred Stock then outstanding, take certain corporate actions, as described in the Certificate of Designation.  Upon any liquidation, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets a liquidation preference equal to an internal rate of return on the adjusted stated value of the Series A Preferred Stock (currently $1.68 per share) equal to 20%.  Any assets remaining after this initial distribution shall be distributed to the holders of the Company’s common stock and the Series A Preferred Stock on an as-if converted basis.  As of June 30, 2009 and 2008, the value of this liquidation preferences was $7,422,487 and $6,874,954, respectively.

Conversion of Preferred Stock into Common Stock

        During the fiscal years ended June 30, 2009 and 2008, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock.  An aggregate of 99,023 shares of Series A Convertible Preferred Stock were converted into an aggregate of 1,188,276 shares of common stock for the fiscal year ended June 30, 2009 and an aggregate of 11,986 shares of Series A Convertible Preferred Stock were converted into an aggregate of 143,832 shares of common stock for the fiscal year ended June 30, 2008.

The following is a summary of the outstanding stock purchase warrants that were issued in connection with our preferred stock placements in August 2003 and February 2004 as of June 30, 2009:

	Warrant A		Warrant B		Warrant C
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$.17	$2.64	$.22	$3.60	$.30

August 2003 Placement	-	-	89,810	1,428,171	410,198	6,523,233
Exercised during fiscal 2008	-	-	-	-	-	-
Expired during fiscal 2008	-	-	-	-	-	-

Outstanding Balance, June 30, 2008	-	-	89,810	1,428,171	410,198	6,523,233
Exercised during fiscal 2009	-	-	-	-	-	-
Expired during fiscal 2009	-	-	-	-	-	-
Outstanding Balance, June 30, 2009	-	-	89,810	1,428,171	410,198	6,523,233

Expiration Date	-	-	09/30/10	09/30/10	09/30/10	09/30/10

February 2004 Placement	-	-	94,496	1,502,702	82,686	1,314,868
Exercised during fiscal 2008	-	-	-	-	-	-
Expired during fiscal 2008	-	-	-	-	-	-
Outstanding Balance, June 30, 2008	-	-	94,496	1,502,702	82,686	1,314,868
Exercised during fiscal 2009			-	-	-	-
Expired during fiscal 2009	-	-	-	-	-	-
Outstanding Balance, June 30, 2009	-	-	94,496	1,502,702	82,686	1,314,868

Expiration Date	-	-	09/30/10	09/30/10	09/30/10	09/30/10

In June 2009, the Company extended the above warrants through September 30, 2010 to encourage exercising of these warrants for the Company to receive additional funding.  No compensation was recorded for this extension due to the warrants were originally connected to a capital raise.

6.      Stock Options

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

A summary of outstanding options under the 1995 Option Plan is as follows:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Per Share	Value

Balance at June 30, 2007…………………….	365,000	$0.54
Granted…………………………………….	-	-
Exercised…………………………………….	-	-
Canceled/forfeited…………………………	(102,000)	1.51
Balance at June 30, 2008…………………….	263,000	0.17
Granted…………………………………….	-	-
Exercised…………………………………….	-	-
Canceled/forfeited…………………………	-	-
Balance at June 30, 2009…………………….	263,000	$0.17	$0

At June 30, 2009, there were 263,000 options outstanding having exercise prices between $0.165 and $0.57 that had been granted under the 1995 Option Plan.  The outstanding options had a weighted average remaining contractual life of 5.45 years.  The number of options exercisable as of June 30, 2009 and 2008 were 263,000 at weighted average exercise prices of $0.17 per share, respectively.

On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company,  up to a maximum of 750,000 shares.  Stock options may be either qualified or nonqualified for income tax purposes.  On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000.  Under the terms of the 1998 Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company’s outstanding voting common stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date.  The 1998 Option Plan is administered in a similar manner to the 1995 Option Plan. The 1998 Option Plan expired in May 2008.

6.           Stock Options (Continued)

A summary of outstanding options under the 1998 Option Plan is as follows:

		Weighted Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	per Share	Value

Balance at June 30, 2007………………….	1,069,000	$ 1.40
Granted…………………………………….	-	-
Exercised…………………………………….	-	-
Canceled/forfeited…………………………	(45,000)	0.25
Balance at June 30, 2008………………….	1,024,000	1.45
Granted…………………………………….	-	-
Exercised…………………………………….	-	-
Canceled/forfeited…………………………	(170,000)	3.34
Expired………………………………………		2.51
Balance at June 30, 2009………………….	854,000	$ 1.08	$0

       At June 30, 2009, there were 854,000 options outstanding having exercise prices between $0.165 and $6.12 that had been granted under the 1998 Option Plan.  The outstanding options had a weighted average remaining contractual life of 3.63 years.  The number of options exercisable as of June 30, 2009 and 2008 were 854,000 and 1,024,000, respectively, at weighted average exercise prices of $1.08 and $1.45 per share, respectively.  At May 1, 2008, the 1998 Option Plan terminated.  At June 30, 2009, there were 250,000 shares available for grant that had expired.

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

A summary of outstanding options under the 2003 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2007………………….	266,658	3,733,342	$ 0.18
Granted…………………………………….	(15,000)	15,000	0.11
Exercised…………………………………….	-	-	-
Canceled/forfeited…………………………	510,000	(510,000)	0.18
Balance at June 30, 2008………………….	761,658	3,238,342	0.19
Granted…………………………………….	-	-	-
Exercised…………………………………….	-	-	-
Canceled/forfeited…………………………	200,000	(200,000)	0.12
Balance at June 30, 2009………………….	961,658	3,038,342	$ 0.19	$0

6.        Stock Options (Continued)

 At June 30, 2009, there were 3,038,342 options outstanding having exercise prices between $0.11 and $0.20 that had been granted under the 2003 Option Plan.  The outstanding options had a weighted average remaining contractual life of 4.92 years.  The number of options exercisable as of June 30, 2009 and 2008 were 3,038,342 and 3,238,342, respectively, at weighted average exercise prices of $0.19 per share, respectively.

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

A summary of outstanding options under the 2005 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2007………………….	4,140,000	1,860,000	$ 0.16
Granted…………………………………….	-	-	-
Exercised…………………………………….	-	-	-
Canceled/forfeited…………………………	30,000	(30,000)	0.16
Balance at June 30, 2008………………….	4,170,000	1,830,000	0.16
Granted…………………………………….	-	-	-
Exercised…………………………………….	-	-	-
Canceled/forfeited…………………………	-	-	-
Balance at June 30, 2009………………….	4,170,000	1,830,000	$ 0.16	$0

At June 30, 2009, there were 1,830,000 options outstanding having an exercise price of $0.16 that had been granted under the 2005 Option Plan.  The outstanding options had a weighted average remaining contractual life of
7.42 years.  The number of options exercisable as of June 30, 2009 and 2008 were 1,830,000, respectively.

At June 30, 2009 and 2008, the Company had also granted a total of 25,000 options outside the 1995 Option Plan, the 1998 Option Plan, the 2003 Option Plan and the 2005 Option Plan.  These options have an exercise price of $0.16 and a weighted average remaining contractual life of 1.78 and 2.78 years as of June 30, 2009 and 2008, respectively.  The aggregate intrinsic value of these options was $0 at June 30, 2009.  These options were granted at an exercise price not less than the fair market value of the common stock on the date of grant.  The entire options, were granted for consulting services provided to the Company.  The fair value of these services were estimated using the Black-Scholes option pricing model and were expensed as services were provided.  The number of non-Plan options exercisable at June 30, 2009 and 2008 were 25,000 at weighted average exercise price of $.16, respectively.  There were no non-Plan options granted during the years ended June 30, 2009 and 2008, respectively.

The fair value of options granted during fiscal year 2008 was estimated using the Black-Scholes option pricing model.

	Risk-Free	Expected Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2009	N/A	None	5 years	N/A
June 30, 2008	4.50%	None	5 years	180.71%

No stock options were granted during fiscal year 2009Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

6.        Stock Options (Continued)

       As of June 30, 2009 and 2008, the Company recognized $91,500 and $94,675 of stock option expense.   As of June 30, 2009, there was $45,750 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.5 years.

7.      Earnings (Loss) Per Share

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended June 30, 2009 and 2008:
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(248,440)	$(703,837)
Weighted average of common shares outstanding	40,722,471	39,690,323
Basic net earnings (loss) per share	$(0.01)	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(248,440)	$(703,837)
Weighted average of common shares outstanding	40,722,471	39,690,323
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	40,722,471	39,690,323
Diluted net income (loss) per share	$(0.01)	$(0.02)

(1)
At June 30, 2009, there were 744,536 shares of  Series A Convertible Preferred Stock outstanding and 843,559 at June 30, 2008. Using the preferred stock conversion ratio of 12:1, the common  stock equivalents attributable to these preferred shares are 8,934,432 at June 30, 2009 and 10,122,708 at June 30, 2008.  These common stock equivalents are anti-dilutive at June 30, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

(2)
At June 30, 2009, there were common stock equivalents attributable to outstanding stock options of 6,010,342 common shares and 6,380,342 common shares at June 30, 2008. The stock options are anti-dilutive at June 30, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

(3)
At June 30, 2009 and 2008, there were common stock equivalents of 18,895,254 common shares attributable to warrants. The warrants expire on September 30, 2010, and have an exercise price of $.22 to $.30 per share. The warrants are anti- dilutive for the years-ended June 30, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

8.      License Agreement

In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents.  Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents.  In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue.  Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred.  Termination occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists.  Since the Regents have filed seven U.S. patents, the last of which expires on December 28, 2010, the agreement with the Regents will expire on December 28, 2010.  Royalties expense was $12,490 and $14,707 in fiscal years 2009 and 2008, respectively.

9.      Employee Benefit Plan

The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements.  The Plan requires mandatory contributions by the Company.  The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral,  not to exceed 3% of employee’s compensation.  The matching contributions expense amounted to $9,735 and $14,456 in fiscal years 2009 and 2008, respectively.  Effective, January 1, 2010, the Company will no longer provide any matching contributions.

10.      Commitments

The Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space.  Effective August 11, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010.  Rent expense was $77,095 and $81,930 in fiscal years 2009 and 2008, respectively.

The following is a schedule of future minimum lease payments due as of June 30, 2009:

Year ending June 30:
2010………………………………………………………………………………...................................................	77,876
2011………………………………………………………………………………...................................................	26,268
$ 104,144

11.    Significant Customers and Credit Risk

Revenue from the Company’s products is concentrated among specific customers in the same industry.  The Company generally does not require collateral.  No customers accounted for more than 10% of total revenue in the years ended June 30, 2009 and 2008, respectively.  At each June 30, 2009 and 2008, two customers and one customer accounted for 100% of outstanding accounts receivable.

12.      Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal Year Ended	Quarter	Quarter	Quarter	Quarter
June 30, 2009:
Revenue	$ 136	$ 137	$ 65	$ 165
Gross Profit	132	134	65	161
Net income (Loss)	122	(191)	(19)	(160)
Basic and Diluted
Net income (Loss) per Share	.00	(.00)	(.00)	(.00)

June 30, 2008:
Revenue	$ 146	$ 146	$ 103	$ 159
Gross Profit	144	133	83	149
Net income (Loss)	(456)	165	(349)	(64)
Basic and Diluted
Net income (Loss) per Share	(.01)	.00	(.01)	(.00)

13.    Litigation

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Form 8-K filing on June 11, 2009, we dismissed our former auditor and engaged Carver Moquist & O’Connor, LLC as our independent auditor, which became effective June 9, 2009.  We have not had any disagreements with our current or former auditors.

ITEM 9A(T).  Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mark N. Schwartz, and our Manager of Finance and Accounting, Mark O’Neill, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Manager of Finance and Accounting, in a manner that allows for timely decisions regarding required disclosures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2009 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were effective as of June 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the year ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

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

Name	Age	Position	Director Since

Larry Leitner (1) (2)	56	Director	2003
Alan Stern (1) (2)	54	Director	2003
Greg H. Guettler	55	President, Secretary and Director	1997
Mark N. Schwartz	53	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	54	Director	1995
Jay N. Cohn, M.D.	79	Director	1988

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

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

           Jay N. Cohn, M.D. – Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and he was Head of its Cardiovascular Division from 1974 through 1997. Dr. Cohn discovered that arterial elasticity indices could be determined from blood pressure waveforms in the late 1970’s and he is a co-inventor of the pulse contour analysis technology used in our CardioVascular Profiling System Products. Dr. Cohn is our Chief Medical Consultant and has been a consultant to several pharmaceutical firms both in the U.S. and overseas. He became the Chairman of our Scientific and Clinical Advisory Board during 1996. Dr. Cohn is a past President of the American Society of Hypertension, the International Society of Hypertension and the Heart Failure Society of America, and is a member of some 17 professional societies. He is a former editor-in-chief of the Journal of Cardiac Failure, has authored more than 600 scientific articles, is a member of the editorial board of 15 professional journals and is co-editor of the textbook, Cardiovascular Medicine. Dr. Cohn also serves as Chairman of the Board of Directors of Cohn Prevention Centers (CPC), a development stage company intending to create a nationwide network of clinics providing cardiovascular health assessment. Dr. Cohn received his M.D. degree from Cornell University (1956).

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
Code of Ethics

We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics").  A copy of the Code of Ethics can be obtained, and will be provided to any person without charge, upon written request to the Company’s Secretary at the Company’s headquarters address.  The Code of Ethics is also available on our website, located at www.hypertensiondiagnostics.com.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended June 30, 2009.  In making this statement, we have relied solely  on  copies  of  any reporting forms received by us.

ITEM 11. Executive Compensation

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)		(f)	(g)	(h)	(i)	(j)
Mark Schwartz	2009	112,000			63,000	(2)					$175,000
Chief Executive Officer	2008	109,231	5,563	(1)	178,500	(2)					$293,294
Greg H. Guettler	2009	181,000									$181,000
President and Secretary	2008	178,000	5,625	(3)							$183,625

(1)	Represents a discretionary bonus paid to Mr. Schwartz as determined by the Company’s compensation committee.
(2)
Amount of Stock Award reflects the value of the Phantom Stock of 2,100,000 shares awarded each year to Mr. Schwartz pursuant to the Deferred Equity Incentive Agreement multiplied by the closing stock price at the end of each fiscal year, $0.03 at June 30, 2009, and $0.085 at June 30, 2008.

(3)	Represents a discretionary bonus paid to Mr. Guettler as determined by the Company’s compensation committee.

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers and Employees at June 30, 2009.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark N. Schwartz								7,350,000	$220,500
								(1)	(2)
Greg H. Guettler	171,080			0.165	12/15/14
	25,000			1.000	06/11/12
	150,000			0.180	05/29/13
	63,786			0.165	12/15/14
	400,000			0.200	12/17/13
	424,943			0.165	12/15/14
	150,000			0.200	08/03/16

(1)
Amount of Equity Incentive Plan Awards reflects the total number of Phantom Stock shares accumulated by Mr. Schwartz since inception of the Deferred Equity Incentive Agreement effective January 1, 2006.

(2)	Market Value of Unearned Shares reflects the value of the accumulated Phantom Stock shares multiplied by the closing stock price at the end of each fiscal year.

Employment Agreement
In connection with the August 2003 Private Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board.  Pursuant to such employment agreement, Mr. Schwartz was provided a monthly salary of $6,000 cash.  Effective March 1, 2005, the Compensation Committee of the Board of Directors approved an increase in the monthly cash salary from $6,000 to $7,000.  Effective March 27, 2006, the Compensation Committee approved an increase in the monthly cash salary from $7,000 to $8,333.  Effective September 10, 2007, the compensation Committee approved an increase in the monthly cash salary from $8,333 to $9,333.  In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Compensation Committee
On June 5, 2006, we entered into a Deferred Equity Incentive Agreement (the “Agreement”) with Mr. Schwartz.  The effective date of this Agreement is January 1, 2006.  Under the terms and conditions of this Agreement, the Company shall grant to Mr. Schwartz certain equity incentive compensation units (“Units”) that would: (1) have a current value related to the net value of our voting common stock; (2) increase or decrease with any future changes in the value of that stock; (3) be payable in cash only upon certain events; and (4) be payable in 2010 without regards to events.  For the period January 1, 2009 through December 31, 2009, we will grant to Mr. Schwartz one hundred seventy-five thousand (175,000) Units per month.  For the fiscal year ending June 30, 2009, the Company has accrued $225,750 in stock compensation benefit relating to the Agreement.

On September 10, 2007, the Compensation Committee approved for Mr. Greg Guettler an increase in the monthly cash salary from $14,000 to $15,083. Effective September 10, 2008 the Compensation Committee approved a bonus agreement with Mr. Guettler which provides him with a $181,000 cash bonus if certain objectives are reached by the Company.  The objectives have not been met.

Compensation of Directors

                Members of our Board of Directors receive no cash compensation for such service.   In December 2003, each of the following directors had been granted nonqualified options to purchase 300,000 shares of our common stock at an exercise price of $0.20 per share: Kenneth W. Brimmer; Jay N. Cohn; Alan Stern; Larry Leitner; and Steven Gerber.

               Pursuant to our 2003 Stock Option Plan, each non-employee director was to be granted a non-qualified five-year stock option to purchase 100,000 shares of our common stock for each year of service. Under the terms of this plan, each option will be granted at the commencement of each year and will vest in full on the first anniversary of the date of grant, provided that the director continues to serve as our director on such date. Following the August Placement, we granted each of Messrs. Brimmer, Cohn, Stern, Leitner and Gerber, our directors, an option to purchase 300,000 shares of our common stock (for an aggregate of options to purchase 1,500,000 shares of our common stock) at an exercise price of $0.25 per share, which would vest annually in equal increments over a three-year period in accordance with the terms of our 2003 Stock Option Plan. On December 18, 2003, each director agreed to waive their rights to receive such options and agreed to accept new options to acquire 300,000 shares of our common stock at an exercise price of $0.20 per share, which options would vest annually in equal increments over a three-year period and expire after a period of ten years.  On November 28, 2006, an option to purchase 480,000 shares of our common stock was granted to Jay Cohn and an option to purchase 450,000 shares each was granted to Alan Stern, Larry Leitner and Ken Brimmer at an exercise price of $0.16 per share, which would vest annually in equal increments over a three year period in accordance with the terms of our 2005 Stock Option Plan.  The exercise price of future stock option grants will be determined by our Board of Directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan: 1998 Plan: 2003 Plan:	263,000 854,000 3,038,342	$0.17 $1.08 $0.19	0 0 961,658
	2005 Plan:	1,830,000	$0.16	4,170,000
Equity compensation plans not approved by shareholders	Other:	25,000	$0.16	0
Total		6,010,342	$0.38	5,381,658

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

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of September 18, 2009 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2009, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days (1)	Total	Percentage of Class Beneficially Owned

Mark N. Schwartz (2) (3)	Common	5,290,483	606,606	5,897,089	14.19%
	Preferred	0	38,145	38,145	4.87%
	Combined	5,290,483	1,064,346	6,354,829	12.62%

Larry Leitner (2)	Common	1,297,082	1,172,829	2,469,911	5.86%
	Preferred	61,440	28,160	89,600	11.60%
	Combined	2,034,362	1,510,749	3,545,111	7.06%

Alan Stern (2)	Common	1,138,859	1,307,161	2,446,020	5.79%
	Preferred	60,294	36,608	96,902	12.41%
	Combined	1,862,387	1,746,457	3,608,844	7.17%

Greg H. Guettler (2) (3)	Common	45,356	1,407,202	1,452,558	3.43%
	Preferred	1,280	1,408	2,688	0.36%
	Combined	60,716	1,424,098	1,484,814	2.97%

Jay N. Cohn (2)	Common	1,198,764	1,606,185	2,804,949	6.59%
	Preferred	68,829	42,240	111,069	14.12%
	Combined	2,024,712	2,113,065	4,137,777	8.21%

Kenneth W. Brimmer (2)	Common	196,992	1,172,684	1,369,676	3.25%
	Preferred	8,960	9,856	18,816	2.49%
	Combined	304,512	1,290,956	1,595,468	3.19%

All Officers and Directors	Common	9,167,536	7,272,666	16,440,202	34.08%
as a Group (6 individuals)	Preferred	200,803	156,417	357,220	39.65%
	Combined	11,577,172	9,149,670	20,726,842	40.03%

Marten Hoekstra	Common	4,159,707	1,119,538	5,279,245	12.54%
	Preferred	0	70,399	357,220	8.64%
	Combined	4,159,707	1,964,320	6,124,027	12.07%
[Missing Graphic Reference]
(1)
Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)	Director.

(3)	Named Executive Officer.

ITEM 13. Certain Relationships and Related Transactions

 None.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Virchow, Krause & Company, LLP (“VK”) for professional services rendered for the years ended June 30, 2009 and 2008 and fees billed to us and agreed upon fees to be billed to us by Carver Moquist & O’Connor, LLC (“CMO”) for professional services rendered for the year ended June 30, 2009:

	2009		2008
Service	VK	CMO	VK
Audit Fees	$28,315	$21,500	$67,200
Audit Related Fees	3,200	-0-	-0-
Tax Fees	-0-	-0-	-0-
All other Fees	-0-	-0-	-0-
TOTAL	$53,015		$67,200

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by VK and CMO in connection with our statutory and regulatory filings or engagements.

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

All other fees consist of the aggregate fees billed for products and services provided by VK and CMO and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to VK and CMO were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by VK and CMO. Furthermore, no work of VK and CMO with respect to its services rendered to us was performed by anyone other than VK or CMO.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm.………………………………………………..31
Report of Former Independent Registered Public Accounting Firm.………………………………………32

Audited Financial Statements
Balance Sheets………………………………………………………………………………………..........33
Statements of Operations……………………………………………………………………………........34
Statements of Shareholders’ Equity……………………………………………………………………..35
Statements of Cash Flows…………………………………………………………………………….......36
Notes to Financial Statements…………………………………………………………………………....37

(b)	Exhibits

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998, or the 1998 Registration Statement
3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.
3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.
4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.
4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.
4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.8	Form of Common Stock Purchase Warrant issued dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003, or the August 8-K
4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.
4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.
4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.
4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.
4.17	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.
4.18	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.
9.1	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.
10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.
10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.
10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.5	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.
10.15	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.16	Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003*	Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004
10.17	Deferred Equity Incentive Agreement between Mark N. Schwartz and the Company, dated June 5, 2006*	Filed Herewith.
10.18	2003 Stock Option Plan*	Exhibit 10.1 of the Company’s 2006 Form S-8 Registration Statement
10.19	2005 Stock Option Plan*	Exhibit 10.2 of the Company’s 2006 Form S-8 Registration Statement
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith.
23.2	Consent of Former Independent Registered Public Accounting Firm	Filed Herewith.
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.
32.1	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.
32.2	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ
MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated:  September 18, 2009

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 14, 2009.

Each person whose signature appears below constitutes and appoints Mark N. Schwartz and Mark O’Neill as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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