Form 10-Q
period 2009-11-06
HYPERTENSION DIAGNOSTICS INC /MN
filed 2009-11-06
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
YES  NO ☒

The number of shares of Common Stock outstanding as of November 6, 2009 was 41,227,664.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – September 30, 2009 (unaudited) and June 30, 2009	4

	Statements of Operations (unaudited) – Three Months Ended September 30, 2009 and 2008	5

	Statements of Cash Flows (unaudited) – Three Months Ended September 30, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	14

	SIGNATURES	15

	CERTIFICATIONS	16

Forward-Looking Statements

This report contains forward-looking statements that are based on the current beliefs of our management as well as assumptions made by and information currently available to management.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2009 Annual Report on Form 10-K under the caption “Risk Factors,” as well as others not now anticipated.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets
(Unaudited)

	September 30, June 30,
	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$ 963,948	$ 697,918
Accounts receivable, net	5,781	42,500
Inventory, net	288,792	278,873
Prepaids and other current assets	10,248	3,237
Total Current Assets	1,268,769	1,022,528

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	162,351	162,351
Total Property and Equipment	931,929	931,929
Less accumulated depreciation and amortization	(929,640)	(928,200)
Property and Equipment, net	2,289	3,729

Other Assets	6,530	6,530
Total Assets	$ 1,277,588	$ 1,032,787

Liabilities and Shareholders' Equity / (Deficit)
Current Liabilities:
Accounts payable	$ 12,609	$ 16,343
Accrued vacation, payroll and payroll taxes	74,031	47,579
Deferred revenue	53,726	48,246
Deposits from customers	173,140	970
Other accrued expenses	14,821	6,746
Total Current Liabilities	328,327	119,884

Long Term Liabilities: Deferred compensation	984,375	220,500
Deferred revenue, less current portion	62,037	32,362
Total Long Term Liabilities	1,046,412	252,862

Shareholders' Equity / (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--728,248 and 744,536
at September 30, 2009 and June 30, 2009, respectively;
each share of preferred stock convertible into 12 shares of
common stock at the option of the holder (aggregate
liquidation preference $7,601,161 and $7,422,487 at
September 30, 2009 and June 30, 2009, respectively)	7,283	7,445
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--41,158,544 and 40,963,088
at September 30, 2009 and June 30, 2009, respectively	411,585	409,631
Additional paid-in capital	27,698,655	27,677,572
Accumulated deficit	(28,214,674)	(27,434,607)
Total Shareholders' Equity / (Deficit)	(97,151)	660,041
Total Liabilities and Shareholders' Equity / (Deficit)	$ 1,277,588	$ 1,032,787

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

                                                                                                                                       Three Months Ended
                                                                                          September 30
	2009	2008
Revenue:
Equipment sales	$254,235	$82,000
Equipment rental	25,161	25,697
Warranty, parts & supplies income	22,679	28,815
	302,075	136,512
Cost of Sales:
Cost of sales	50,622	45,508
Inventory reserve allowance	(17,838)	(9,361)
Net Cost of Sales	32,784	36,147
Gross Profit	269,291	100,365

Expenses:
Selling, general and administrative	1,050,841	(14,756)
Total Expenses	1,050,841	(14,756)
Operating Income (Loss)	(781,550)	115,121

Other Income:
Interest income	1,483	6,484
Total Other Income	1,483	6,484
Net income (loss) before income taxes	(780,067)	121,605
Income taxes	-	-
Net income (loss) before income taxes	$(780,067)	$121,605

Basic and Diluted Net Loss per Share	$ (.02)	$ .00
Weighted Average Shares Outstanding Basic and Diluted	40,973,711	40,363,001

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

                                                                                                                                                                                                                                                        Three Months Ended
                                                                                                                                                                                                                           September 30
____________________________________
	2009	2008
Operating Activities:
Net income / (loss)	$ (780,067)	$ 121,605
Adjustments to reconcile net income / (loss) to net
cash provided by / (used in) operating activities:
Deferred stock based compensation expense	763,875	(229,688)
Depreciation	1,440	2,780
Stock options expense	22,875	22,875
Change in operating assets and liabilities:
Accounts receivable	36,719	23,126
Inventory	(9,919)	3,245
Prepaids and other current assets	(7,011)	(11,866)
Accounts payable	(3,734)	(692)
Accrued payroll and payroll taxes	26,452	(23,678)
Deferred revenue	35,155	(1,811)
Other accrued expenses	180,245	(3,419)
Net cash provided by / (used in) operating activities	266,030	(97,523)

Net increase/(decrease) in cash and cash equivalents	266,030	(97,523)
Cash and cash equivalents at beginning of period	697,918	1,081,868
Cash and cash equivalents at end of period	$ 963,948	$ 984,345

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2009

1.            Interim Financial Information

               The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010.  The June 30, 2009 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  The policies described in that report are used for preparing quarterly reports.

2.             Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) effective for fiscal years beginning after November 15, 2009. SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

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

4.            Stock Options

        The Company regularly grants stock options to individuals under various plans as described in Note 6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the  financial statements.  Stock based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements includes: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

          During the three months ended September 30, 2009 and the three months ended September 30, 2008, there were no stock options granted. The Company recognized compensation expense of $22,875 for the three months ended September 30, 2009, and September 30, 2008 respectively, related to options previously granted.  The Company estimates the expense for the remainder of fiscal year 2010 to be approximately $22,875 based on the value of options outstanding on September 30, 2009 that will vest during the remainder of fiscal year 2010.   These estimates do not include any expense for options that may be granted and vest in the future.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2009

5.           Deferred  Compensation

              The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2009.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a deferred compensation liability of $984,375 at September 30, 2009, which is the fair market value of 7,875,000 phantom shares granted as of September 30, 2009, pursuant to the Agreement.  Due to the aggregate number of phantom shares granted since January 1, 2006 which totals 7,875,000 as of September 30, 2009  and the changes in the closing price of the Company’s common stock during the quarter (an increase from $0.03 to $0.14 per share), the Company recorded a total  expense of $763,875 in compensation cost for the three months ended September 30, 2009, compared to a compensation benefit of $229,688 for the three months ended September 30, 2008, respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.  Therefore, the expense that the Company recorded for the three months ended September 30, 2009 results from an increase in the Company’s stock price and phantom shares granted from the prior period ending June 30, 2009 to the period ending September 30, 2009.  On the last trading day of the period ended June 30, 2009, the Company’s closing stock price was $0.03 per share, and on the last trading day of the period ended September 30, 2009, the Company’s closing stock price was $0.14 per share.

Per the terms of the employment agreement, payment of the deferred compensation liability will occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012.  Upon one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.

6.           Shareholders Equity

For the three months ended September 30, 2009, 16,288 shares of the Company’s Series A Convertible Preferred Stock were converted into 195,456 shares of Common Stock compared to 85,084 shares of Series A Convertible Preferred Stock converted into 1,021,008 shares of Common Stock for September 30, 2008, respectively.

7.          Net Income / (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.  However, since the Company reported a loss for the three months ended September 30, 20009 or the exercise price for options outstanding at the end of the period is higher than the average stock price for the period; all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

8.           Exercise Dates of Warrants

            In June 2009, the Company agreed to extend to September 30, 2010, the exercise date of all of its outstanding warrants to purchase shares of its Common Stock, $0.01 par value per share, and Series A Convertible Preferred Stock, $0.01 par value per share, which were granted in connection with the Company’s private offerings which closed on August 28, 2003 and February 9, 2004.  The exercise prices of $0.22 and $0.30 of the various warrants were  not changed with the extension of the time to exercise.

9.            Reclassifications

Certain amounts in the September 30, 2008 financial statements have been reclassified to conform to the September 30, 2009 presentation.  The reclassifications had no effect on the September 30, 2008 cash flows, financial position or net income (loss), as originally reported.

10.          Subsequent Events:

               There are no subsequent events through November 6, 2009, the date the financial statements were available to be issued.

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

•
In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a purchase or lease basis.  Some Systems previously marketed under a “per-patient-tested rental basis remain in use although we no longer offer that option in our current marketing. Utilizing our Central Data Management Facility, we are able to track rental unit utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) effective for fiscal years beginning after November 15, 2009. SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

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

In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition.  Once purchased, neither customers nor distributors have a right to return or exchange our product.  Warranty, parts & supplies revenue is recognized upon shipment, as all parts sent to customers are prepaid before the part is shipped. Warranty repairs are handled on a repair or replacement basis, at our discretion.  Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No.104.

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of September 30, 2009 and June 30, 2009, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2009 and June 30, 2009, there was an inventory allowance of $394,642 and $412,480, respectively.

             Research and Development.  For the three months ended September 30, 2009 and 2008, we did not incur any research and development costs.

Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from one to three years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis and has recorded total deferred revenue of $115,763 and $80,608 at September 30, 2009 and June 30, 2009.

Results of Operations

As of September 30, 2009, we had an accumulated deficit of $28,214,674.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of September 30, 2009, we had cash and cash equivalents of $963,948.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2009 and 2008, respectively:

			Three Months Ended September 30, 2009
		Equipment		Equipment	Warranty,
	Total	Sales		Rental	Parts & Supplies

Revenue	$302,075	$254,235		$25,161	$22,679
Cost of Sales	32,784	27,591		2,731	2,462
Gross Profit	$269,291	$226,644		$22,430	$20,217

			Three Months Ended September 30, 2008
		Equipment		Equipment	Warranty,
	Total	Sales		Rental	Parts & Supplies

Revenue	$136,512	$82,000		$25,697	$28,815
Cost of Sales	36,147	21,713		6,804	7,630
Gross Profit	$100,365	$60,287		$18,893	$21,185

             Revenue.  Total Revenue for the three months ended September 30, 2009 was $302,075, compared to $136,512 for the three months ended September 30, 2008, a 121.3% increase.

             Equipment Sales Revenue for the three months ended September 30, 2009 was $254,235, compared to $82,000 for the three months ended September 30, 2008, a 210.0% increase.  A large part of this increase is a result of the revenue recognized from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection, a contract which accounted for $98,745 in equipment sales revenue for the three month period ended September 30, 2009. Without the revenue from NIH funded study, equipment sales revenue for the three months ended September 30, 2009 was $154,490, an 88.4% increase from the $82,000 of equipment sales revenue for the three months ended September 30, 2008.

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

For the CVProfilor® DO-2020 Systems currently being rented on a per-patient-tested basis, utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing..  Thus, physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days.

For the three months ended September 30, 2009, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $25,161, compared to $25,697 for the three months ended September 30, 2008, a 2.1% decrease.  The Company no longer offers a rental program as part of its current marketing strategy.

For the three months ended September 30, 2009, Warranty, parts & supplies revenue was $22,679, compared to $28,815 for the three months ended September 30, 2008, a 21.3% decrease.  During the first quarter ended September 30, 2008, the Company sold six replacement sensors but did not have any replacement sensor sales for the September 30, 2009 quarter.

Expenses.  Total selling, general and administrative expenses for the three months ended September 30, 2009 were $1,050,841, compared to ($14,756) for the three months ended September 30, 2008. The following is a summary of the major categories included in selling, general and administrative expenses:

		Three Months Ended
		September 30
	2009		2008
Wages, expenses, benefits before deferred compensation	$139,919		$107,670
Deferred compensation…...………………………………	763,875		(229,688)
Outside consultants………………………………………………….	8,055		13,632
Rent (building/equipment) and utilities……………………………….	13,226		14,103
Insurance-general and directors/officers liability……………………	4,830		8,552
Selling, marketing and promotion, including applicable wages……..	49,990		-
Legal and audit/accounting fees……………………………………..	25,913		27,990
Depreciation and amortization……………………………………….	1,440		2,261
Stock option expense………………………………………………..	22,875		22,875
Other-general and administrative…………………………………….	20,718		17,849
Total selling, general and administrative expenses………….	$1,050,841		$(14,756)

Wages, related expenses and benefits before deferred compensation increased from $107,670 to $139,919 for the three months ended September 30, 2008 and 2009, respectively, a 30.0% increase.  The primary reason for the increase was the FICA and income tax expense related to the deferred compensation, increased from a benefit of $8,297 to an expense of $27,536 for the three months ended September 30, 2008 and 2009, respectively

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5), was an expense of $763,875 for the three months ended September 30, 2009, compared with a benefit of $229,688 for the three months ended September 30, 2008.  The expense for the three month period ended September 30, 2009 is a result of the increase in the Company’s stock price including the additional phantom shares granted during the three month period ended September 30, 2009.  The benefit for the three month period ended September 30, 2008 is a result from the decrease in the Company’s stock price.

Outside consultant’s expense decreased from $13,632 to $8,055 for the three months ended September 30, 2008 and 2009, respectively, a 40.9% decrease. This decrease is largely due to a decrease in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended September 30, 2009.

Rent (building/equipment) and utilities decreased from $14,103 to $13,226 for the three months ended September 30, 2008 and 2009, respectively, a 6.2% decrease.

Insurance expense decreased from $8,552 to $4,830 for the three months ended September 30, 2008 and 2009, respectively, a 43.5% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense increased from $0 to $49,990 for the three months ended September 30, 2008 and 2009, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to a change to indirect distribution for the three month period ended September 30, 2009.

Legal and audit/accounting fees decreased from $27,990 to $25,913 for the three months ended September 30, 2008 and 2009, respectively, a 7.4% decrease.

Stock option expense was $22,875 for the three months ended September 30, 2008 and 2009, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended September 30, 2008 and September 30, 2009.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.

Other – general and administrative expenses increased from $17,849 to $20,718 for the three months ended September 30, 2008 and 2009, respectively, a 16.1% increase.  This change was a result of an increase in travel expenses from $2,920 to $6,145 for the three months ended September 30, 2008 and 2009,respectively.

Interest income was $1,483 and $6,484 for the three months ended September 30, 2009 and 2008, respectively a 77.1% decrease. This decrease was a result of the reduced bank deposit rates and declining cash balances during the 2009 period.

Our net loss was $780,067 for the three months ended September 30, 2009, compared to net income of $121,605 for the three months ended September 30, 2008.  For the three months ended September 30, 2009, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 40,973,711.  For the three months ended September 30, 2008, basic and diluted net income per share was $.00, based on weighted average shares outstanding of 40,363,001.

 At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of September 30, 2009, the Inventory Allowance balance is $394,642.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended
	September 30, 2009	September 30, 2008
Cost of Sales ……………………	$50,622	$45,508
Inventory Allowance Adjustment ….	(17,838)	(9,361)
Cost of Sales, as reported ………	$32,784	$36,147

Liquidity and Capital Resources

Cash and cash equivalents had a net increase of $266,030 and a net decrease of $97,523 for the three months ended September 30, 2009 and September 30, 2008, respectively.  The significant elements of these changes were as follows:

Three Months Ended September 30
Net cash provided by / (used in) operating activities:	2009	2008
— Net income / (loss), as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	$ 8,123	$ (82,428)
— Increase / (Decrease) in accounts receivable: – (A)The increase in the collection of outstanding customer balances from unit sales, and less sales at quarter end.	(A) 36,719	(A) 23,126
— Increase / (Decrease) in accrued payroll and payroll taxes: – (B)Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes.	(B) 26,452	(B) (23,678)

— Increase / (Decrease) in inventory: – (C)We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.	(C) 9,919	(C) (3,244)
— Increase / (Decrease) in deferred revenue: – (D)Cash received from warranty maintenance contracts, is amortized over the length of the contract.	(D) 35,155	(D) (1,811)

We have incurred operating income / (losses) and have generated positive cash flow from operations.  As of September 30, 2009, we had an accumulated deficit of $28,214,674.

As of September 30, 2009, we had cash and cash equivalents of $963,948 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2009.

Our current marketing strategy focuses on selling the CVProfilor® DO-2020 System to physicians who treat patients with hypertension and diabetes through a network of independent distributors.  We believe that these independent distributors know physicians who have the greatest interest in, and use for, our product.  The most critical factor in our ability to increase revenue rests in our ability to expand our network of independent distributors selling the CVProfilor® DO-2020 System.

The existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 affects demand for our product.  Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to purchase the CVProfilor® DO-2020.

No assurance can be given that additional working capital, when required, will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Our financing needs are based upon management estimates as to future revenue and expense.  Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, and our ability to materially increase the sales of our CVProfilor® DO-2020 System.  Any efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTC Bulletin Board, are illiquid and are subject to the rules relating to penny stocks.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2009 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were effective as of September 30, 2009.

This quarterly report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 6, 2009