Form 10-Q
period 2009-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2010-02-16
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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
YES  NO ☒

The number of shares of Common Stock outstanding as of February 16, 2010 was 41,227,664.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – December 31, 2009 (unaudited) and June 30, 2009	4

	Statements of Operations (unaudited) – Three Months and Six Months Ended December 31, 2009 and 2008	5

	Statements of Cash Flows (unaudited) – Six Months Ended December 31, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	17

	SIGNATURES	18

	CERTIFICATIONS	19

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets
(Unaudited)

	December 31, June 30,
	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$ 1,071,822	$ 697,918
Accounts receivable	5,586	42,500
Inventory, net	281,255	278,873
Prepaid and other current assets	6,192	3,237
Total Current Assets	1,364,855	1,022,528

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	162,351	162,351
Total Property and Equipment	931,929	931,929
Less accumulated depreciation and amortization	(929,957)	(928,200)
Property and Equipment, net	1,972	3,729

Other Assets	6,530	6,530
Total Assets	$ 1,373,357	$ 1,032,787

Liabilities and Shareholders' Equity / (Deficit)
Current Liabilities:
Accounts payable	$ 40,623	$ 16,343
Accrued vacation, payroll and payroll taxes	74,537	47,579
Deferred revenue	62,690	48,246
Deposits from customers	47,331	970
Other accrued expenses	29,828	6,746
Total Current Liabilities	255,009	119,884

Long Term Liabilities: Deferred compensation	1,344,000	220,500
Deferred revenue, less current portion	81,753	32,362
Total Long Term Liabilities	1,425,753	252,862

Shareholders' Equity / (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--722,488 and 744,536
at December 31, 2009 and June 30, 2009, respectively;
each share of preferred stock convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $7,908,637 and $7,422,487 at
December 31, 2009 and June 30, 2009, respectively)	7,225	7,445
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--41,227,664 and 40,963,088
at December 31, 2009 and June 30, 2009, respectively	412,277	409,631
Additional paid-in capital	27,720,896	27,677,572
Accumulated deficit	(28,447,803)	(27,434,607)
Total Shareholders' Equity / (Deficit)	(307,405)	660,041
Total Liabilities and Shareholders' Equity / (Deficit)	$ 1,373,357	$ 1,032,787

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
                                                                                                         (Unaudited)

                                                                                                                                 Three Months Ended                      Six Months Ended
                                                                                                                                        December 31                                   December 31
	2009	2008	2009	2008
Revenue:
Equipment sales	$405,590	$96,837	$659,825	$178,837
Equipment rental	20,082	24,119	45,243	49,816
Warranty, parts & supplies income	32,653	16,251	55,332	45,066
	458,325	137,207	760,400	273,719
Cost of Sales:
Cost of sales	80,822	48,618	131,444	97,880
Inventory reserve allowance	(37,628)	(12,979)	(55,466)	(26,094)
Net Cost of Sales	43,194	35,639	75,978	71,786
Gross Profit	415,131	101,568	684,422	201,933

Expenses:
Selling, general and administrative expenses	650,666	296,096	1,701,507	281,340
Total Expense	650,666	296,096	1,701,507	281,340
Operating Income (Loss)	(235,535)	(194,528)	(1,017,085)	(79,407)

Other Income:
Interest income	2,406	3,363	3,889	9,847
Total Other Income	2,406	3,363	3,889	9,847

Net loss before income taxes	(233,129)	(191,165)	(1,013,196)	(69,560)
Income Taxes	-	-	-	-
Net loss before income taxes	$(233,129)	$(191,165)	$(1,013,196)	$(69,560)

Basic and Diluted Net Loss per Share	$ (.01)	$ .00	$ (.02)	$ .00
Weighted Average Shares Outstanding Basic & Diluted	41,217,897	40,795,820	41,095,804	40,579,411

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

                                                                                                        Six Months Ended
                                                     December 31
	2009	2008
Operating Activities:
Net loss	$ (1,013,196)	$ (69,560)
Adjustments to reconcile net loss to net
cash provided by / (used in) operating activities:
Deferred stock based compensation expense	1,123,500	(162,750)
Depreciation	1,757	5,145
Stock options expense	45,750	45,750
Change in operating assets and liabilities:
Accounts receivable	36,914	25,282
Inventory	(2,382)	8,151
Prepaid and other current assets	(2,955)	6,379
Accounts payable	24,280	(15,367)
Accrued payroll and payroll taxes	26,958	(38,788)
Deferred revenue	63,835	25,023
Other accrued expenses	69,443	3,608
Net cash provided by / (used in) operating activities	373,904	(167,127)

Net increase/(decrease) in cash and cash equivalents	373,904	(167,127)
Cash and cash equivalents at beginning of period	697,918	1,081,868
Cash and cash equivalents at end of period	$ 1,071,822	$ 914,741

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2009

1.           Basis of Presentation

             The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010.  The June 30, 2009 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  The policies described in that report are used for preparing quarterly reports.

2.           Recent Accounting Pronouncements

In June 2009, the FASB issued  Accounting for Transfers of Financial Assets  effective for fiscal years beginning after November 15, 2009. FASB eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our consolidated financial position, results of operations and cash flows.

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

4.           Stock Options

       The Company regularly grants stock options to individuals under various plans as described in Note 6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements include: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee and directors services received in exchange for stock options based on the grant-date fair value of the award, and the cost over the period in which the employee and director is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

       The Company granted 1,300,000 stock options during the three and six months ended December 31, 2009. During the three and six months ended December 31, 2008, there were no stock options granted. The Company recognized compensation expense of $22,875 and $45,750 for the three months and six months ended December 31, 2009, and December 31, 2008 respectively, related to options previously granted.  The Company estimates $60,500 of additional expense for the remainder of fiscal year 2010 based on the value of options outstanding on December 31, 2009 that will vest during the remainder of fiscal year 2010.   These estimates do not include any expense for options that may be granted and vest in the future.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2009

5.           Deferred Compensation

The Company has a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 175,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2006 through December 31, 2009.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a deferred compensation liability of $1,344,000 at December 31, 2009, which is the fair market value of 8,400,000 phantom shares granted as of December 31, 2009, pursuant to the Agreement.  Due to the aggregate number of phantom shares granted since January 1, 2006 which totals 8,400,000 as of December 31, 2009 and the changes in the closing price of the Company’s common stock during the quarter (an increase from $0.125 to $0.16 per share), the Company recorded a total expense of $359,625 and $1,123,500 in compensation cost for the three and six months ended December 31, 2009, compared to $66,938 in compensation expense and $162,750 in compensation benefit for the three and six months ended December 31, 2008, respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.  Therefore, the expense that the Company recorded for the three and six months ended December 31, 2009 results from an increase in the Company’s stock price and phantom shares granted from the prior period ended September 30, 2009 to the period ended December 31, 2009.  On the last trading day of the period ended September 30, 2009, the Company’s average closing stock price was $0.125 per share, and on the last trading day of the period ended December 31, 2009, the Company’s average closing stock price was $0.16 per share.

Per the terms of the employment agreement, payment of the deferred compensation liability will occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012.  Upon one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to the Event Date.

6.           Shareholders Equity

For the three and six months ended December 31, 2009, 5,760 and 22,048 shares of the Company’s Series A Convertible Preferred Stock were converted into 69,120 and 264,576 shares of Common Stock compared to 0 and 85,084 shares of Series A Convertible Preferred Stock converted into 0 and 1,021,008 shares of Common Stock for the three and six months ended December 31, 2008, respectively.

7.          Net Income / (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.  However, since the Company reported a loss for the three and six months ended December 31, 2009 or the exercise price for options outstanding at the end of the period is higher than the average stock price for the period; all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at December 31, 2009 and 2008:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2009

7.          Net Income / (Loss) Per Share (continued)

	December 31	December 31
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,013,196)	$(69,560)
Weighted average of common shares outstanding	41,095,804	40,579,411
Basic net earnings (loss) per share	$(0.02)	$0.00

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,013,196)	$(69,560)
Weighted average of common shares outstanding	41,095,804	40,579,411
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	41,095,804	40,579,411
Diluted net income (loss) per share	$(0.02)	$0.00

(1)
At December 31, 2009, there were 722,488 shares of  Series A Convertible Preferred Stock outstanding and 744,536 at December 31, 2008. Using the preferred stock conversion ratio of 12:1, the common  stock equivalents attributable to these preferred shares are 8,669,856 at December 31, 2009 and 8,934,432 at December 31, 2008.  These common stock equivalents are anti-dilutive at December 31, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2009, there were common stock equivalents attributable to outstanding stock options of 7,310,342 common shares and 6,080,342 common shares at December 31, 2008. The stock options are anti-dilutive at December 31, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

(3)
At December 31, 2009 and 2008, there were common stock equivalents of 18,895,254 common shares attributable to warrants. The warrants expire on September 30, 2010, and have an exercise price of $.22 to $.30 per share. The warrants are anti- dilutive at December 31, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

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

9.            Reclassifications

Certain amounts in the three and six months ended December 31, 2008 financial statements have been reclassified to conform to the three and six months ended December 31, 2009 presentation.  The reclassifications had no effect on the three and six months ended December 31, 2008 cash flows, financial position or net income (loss), as originally reported.

10.	Subsequent Events:

There are no subsequent events through February 16, 2010, the date the financial statements were available to be issued.

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

For the three months ended December 31, 2009, the Company’s revenues have increased significantly due to the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection.  The vast majority of the revenue from this contract was recognized in the six months ended December 31, 2009.  This contract will not produce significant revenue in subsequent quarters.

Additionally, sales for the three months ended December 31, 2009 also improved due to increased sales by our independent distributors because of compensation incentives provided to them for sales generated during that period.  As a result, the Company feels that for the three months ending March 31, 2010, revenues may be lower.

Recent Accounting Pronouncements

In June 2009, the FASB issued  Accounting for Transfers of Financial Assets effective for fiscal years beginning after November 15, 2009. FASB eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our consolidated financial position, results of operations and cash flows.

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

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of December 31, 2009 and June 30, 2009, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of December 31, 2009 and June 30, 2009, there was an inventory allowance of $357,013 and $412,480, respectively.

             Research and Development.  For the three months and six months ended December 31, 2009, we incurred $1,470 and $1,470 in research and development costs. The Company did not incur any research and development costs for the three and six months ended December 31, 2008, respectively.

Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from one to three years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis and has recorded total deferred revenue of $144,443 and $80,608 at December 31, 2009 and June 30, 2009, respectively.

Results of Operations

As of December 31, 2009, we had an accumulated deficit of $28,447,803.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of December 31, 2009, we had cash and cash equivalents of $1,071,822.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2009.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The following is a summary of our Revenue and Cost of Sales for the three months ended December 31, 2009 and 2008, respectively:

                                                                   Three Months Ended December 31, 2009
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$458,325	$405,590	$20,082	$32,653
Cost of Sales	43,194	38,224	1,893	3,077
Gross Profit	$415,131	$367,366	$18,189	$29,576

 Three Months Ended December 31, 2008
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$137,207	$96,837	$24,119	$16,251
Cost of Sales	35,639	25,153	6,265	4,221
Gross Profit	$101,568	$71,684	$17,854	$12,030

Revenue.  Total Revenue for the three months ended December 31, 2009 was $458,325, compared to $137,207 for the three months ended December 31, 2008, a 234.0% increase.

               Equipment Sales Revenue for the three months ended December 31, 2009 was $405,590, compared to $96,837 for the three months ended December 31, 2008, a 318.8% increase.  Part of this increase is a result of the revenue recognized from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection, a contract which accounted for $106,340 in equipment sales revenue for the three month period ended December 31, 2009. Without the revenue from NIH funded study, equipment sales revenue for the three months ended December 31, 2009 would have been $299,250, a 209.0% increase from the $96,837 of equipment sales revenue for the three months ended December 31, 2008.

Market acceptance of the CVProfilor® DO-2020 System by physicians has taken more time and resources than originally anticipated due to the challenges associated with marketing new diagnostic equipment in the primary care physician market.  We have focused our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians.  Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practioners) who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our distribution network to increase sales of our CVProfilor® DO-2020 System.

The existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 System affects the market acceptance of our product.  Reimbursement will vary by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 System by physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020 System.

For the CVProfilor® DO-2020 Systems currently being rented on a per-patient-tested basis, utilization in one month is invoiced in the following month and payment is generally received within 30 to 60 days of invoicing..  Thus, physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60-90 days.

For the three months ended December 31, 2009, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $20,082, compared to $24,119 for the three months ended December 31, 2008, a 16.7% decrease.  The Company no longer offers a rental program as part of its current marketing strategy and therefore, expects equipment rental revenue to continue to decrease.

For the three months ended December 31, 2009, warranty, parts & supplies revenue was $32,653, compared to $16,251 for the three months ended December 31, 2008, a 100.9% increase.  During the first quarter ended December 31, 2009, the Company sold three replacement sensors but did not have any replacement sensor sales for the December 31, 2008 quarter.  Part sales will fluctuate based on our customers need for parts.

                Expenses.  Total selling, general and administrative expenses for the three months ended December 31, 2009 were $650,666, compared to $296,096 for the three months ended December 31, 2008. The following is a summary of the major categories included in selling, general and administrative expenses:

		Three Months Ended
		December 31
	2009		2008
Wages, expenses, benefits before deferred compensation……………	$121,549		$122,149
Deferred compensation…...…………………………………………..	359,625		66,938
Outside consultants…………………………………………………...	5,312		3,088
Patents and related expenses..…………………………………….….	2,875		-
Research & Development………………………………………….….	1,470		-
Rent (building/equipment) and utilities……………………..………..	13,360		14,036
Insurance-general and directors/officers liability……..……..………..	4,783		8,471
Selling, marketing and promotion, including applicable wages and sales commissions.	92,750		-
Legal and audit/accounting fees……………………………..………..	5,538		28,884
Depreciation and amortization…………………………………….….	317		2,220
Stock option expense………………………………………………...	22,875		22,875
Other-general and administrative…………………………………….	20,212		27,435
Total selling, general and administrative expenses………….	$650,666		$296,096

Wages, related expenses and benefits before deferred compensation decreased from $122,149 to $121,549 for the three months ended December 31, 2008 and 2009, respectively, a 0.5% decrease.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 in the Company’s financial statements), was an expense of $359,625 for the three months ended December 31, 2009, compared with an  expense of  $66,938 for the three months ended December 31, 2008.  The increased expense for the three month period ended December 31, 2009 compared to 2008 is the result of the increase in  the Company’s stock price.  The expense includes the additional phantom shares granted during the three month period ended December 31, 2009 and 2008.

Outside consultant’s expense increased from $3,088 to $5,312 for the three months ended December 31, 2008 and 2009, respectively, a 72.0% increase. This increase is largely due to an increase in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended December 31, 2009, compared to 2008.

Rent (building/equipment) and utilities decreased from $14,036 to $13,360 for the three months ended December 31, 2008 and 2009, respectively, a 4.8% decrease.

Insurance expense decreased from $8,471 to $4,783 for the three months ended December 31, 2008 and 2009, respectively, a 43.5% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense increased from $0 to $92,750 for the three months ended December 31, 2008 and 2009, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to a change to indirect distribution for the three month period ended December 31, 2009.

Legal and audit/accounting fees decreased from $28,884 to $5,538 for the three months ended December 31, 2008 and 2009, respectively, a 80.8% decrease.  This decrease was largely the result of lower audit and related fees.

Stock option expense was $22,875 for the three months ended December 31, 2008 and 2009, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended December 31, 2008 and 2009, respectively.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vest quarterly through December 31, 2009.

Other – general and administrative expenses decreased from $27,435 to $20,212 for the three months ended December 31, 2008 and 2009, respectively, a 26.3% decrease.

Interest income was $2,406 and $3,363 for the three months ended December 31, 2009 and 2008, respectively a 28.5% decrease. This decrease was a result of the reduced bank deposit rates during the 2009 period.

Our net loss was $233,129 for the three months ended December 31, 2009, compared to net loss of $191,165 for the three months ended December 31, 2008.  For the three months ended December 31, 2009, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 41,217,897.  For the three months ended December 31, 2008, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,795,820.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2009 and 2008 respectively:

                               Six Months Ended December 31, 2009
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$760,400	$659,825	$45,243	$55,332
Cost of Sales	75,978	65,815	4,624	5,539
Gross Profit	$684,422	$594,010	$40,619	$49,793

                                                                                   Six Months Ended December 31, 2008
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$273,719	$178,837	$49,816	$45,066
Cost of Sales	71,786	46,866	13,069	11,851
Gross Profit	$201,933	$131,971	$36,747	$33,215

Revenue. Total Revenue for the six months ended December 31, 2009 was $760,400, compared to $273,719 for the six months ended December 31, 2008, a 177.8% increase.

 Equipment Sales Revenue for the six months ended December 31, 2009 was $659,825, compared to $178,837 for the six months ended December 31, 2008, a 269.0% increase.  A large part of this increase is a result of the revenue recognized from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection, a contract which accounted for $205,085 in equipment sales revenue for the six month period ended December 31, 2009. Without the revenue from NIH funded study, equipment sales revenue for the six months ended December 31, 2009 would have been $454,740, a 154.3% increase from the $178,837 of equipment sales revenue for the six months ended December 31, 2008.

Market acceptance of the CVProfilor® DO-2020 System by physicians has taken more time and resources than originally anticipated due to the challenges associated with marketing new diagnostic equipment in the primary care physician market.  We have focused our resources on specific regional markets that we believe are more likely to generate higher levels of acceptance of the CVProfilor® DO-2020 System by physicians.  Our current marketing strategy focuses on marketing the CVProfilor® DO-2020 System to primary care physicians (internists and family practioners) who treat patients with hypertension and diabetes.  We believe these physicians have the greatest interest in, and use for, our product.  Therefore, the most critical factor in our ability to increase revenue rests in our ability to expand our distribution network to increase sales of our CVProfilor® DO-2020 System.

The existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 System affects the market acceptance of our product.  Reimbursement will vary by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 System by physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to use the CVProfilor® DO-2020 System.

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

For the six months ended December 31, 2009, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $45,243, compared to $49,816 for the six months ended December 31, 2008, a 9.2% decrease.    The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

             For the six months ended December 31, 2009, Service/Contract Income was $55,332 compared to $45,066 for the six months ended December 31, 2008, a 22.8% increase.  This increase is due mainly to our increase in warranty service agreements.

Expenses.   Total selling, general and administrative expenses for the six months ended December 31, 2009 were $1,701,507, compared to $281,340 for the six months ended December 31, 2008.  The following is a summary of the major categories included in selling, general and administrative expenses:

		Six Months Ended
		December 31
	2009	2008
Wages, expenses, benefits before deferred compensation……………	$261,468	$229,819
Deferred compensation…...…………………………………………..	1,123,500	(162,750)
Outside consultants…………………………………………………...	13,367	16,720
Patents and related expenses..…………………………………….….	2,875	-
Research & Development………………………………………….….	1,470	-
Rent (building/equipment) and utilities………………………………	26,586	28,139
Insurance-general and directors/officers liability…………………….	9,613	17,023
Selling, marketing and promotion, including applicable wages and sales commissions.	142,740	-
Legal and audit/accounting fees……………………………..………..	31,451	56,874
Depreciation and amortization…………………………………….….	1,757	4,481
Stock option expense………………………………………………...	45,750	45,750
Other-general and administrative…………………………………….	40,930	45,284
Total selling, general and administrative expenses………….	$1,701,507	$281,340

Wages, related expenses and benefits before Stock Based CEO Compensation increased from $229,819 to $261,468 for the six months ended December 31, 2008 and 2009, respectively, a 13.8% increase.  The primary reason for the increase was the FICA and income tax expense related to the deferred compensation, increased from a benefit of $5,867 to an expense of $40,499 for the six months ended December 31, 2008 and 2009, respectively.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 in the Company’s financial statements), was an expense of $1,123,500 for the six months ended December 31, 2009, compared with a benefit of $162,750 for the six months ended December 31, 2008.  The expense for the six month period ended December 31, 2009 is a result of the increase in the Company’s stock price including the additional phantom shares granted during the six month period ended December 31, 2009.  The benefit for the six month period ended December 31, 2008 is a result from the decrease in the Company’s stock price.

Outside consultants’ expense decreased from $16,720 for the six months ended December 31, 2008 to $13,367 for the six months ended December 31, 2009, a 20.1% decrease.  This decrease is largely due to a decrease in the expenses for our quality systems, regulatory affairs, and engineering consultants in the six months ended December 31, 2009.

Insurance expense decreased from $17,023 to $9,613 for the six months ended December 31, 2008 and 2009, respectively, a 43.5% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance as well as a decrease in property insurance premiums.

Selling, marketing and promotion expense increased from $0 to $142,740 for the six months ended December 31, 2008 and 2009, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to a change to indirect distribution for the six month period ended December 31, 2009.

Legal and audit/accounting fees decreased from $56,874 for the six months ended December 31, 2008 to $31,451 for the six months ended December 31, 2009, a 44.7% decrease.  Accounting & audit fees have decreased from $50,063 for the six months ended December 31, 2008 to $28,709 for the six months ended December 31, 2009, a 42.7% decrease.

Stock option expense was $45,750 for the six months ended December 31, 2008 and 2009, respectively.  This expense is based on the grant date fair value related to stock options that vested during the six months ended December 31, 2008 and 2009.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2007, which vested quarterly through December 31, 2009.

                Other – general and administrative expenses decreased from $45,284 for the six months ended December 31, 2008 to $40,930 for the six months ended December 31, 2009, a 9.6% decrease. This decrease is due to the decline in repairs and maintenance expenses, and telephone expenses for the six month period ended December 31, 2009 compared to the six month period ended December 31, 2008.

Interest income was $3,889 and $9,847 for the six months ended December 31, 2009 and 2008, respectively a 60.5% decrease. This decrease was a result of the reduced bank deposit rates during the 2009 period.

Our net loss was $1,013,196 and $69,560 for the six months ended December 31, 2009 and 2008, respectively.  For the six months ended December 31, 2009, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 41,095,804.  For the six months ended December 31, 2008, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,579,411.

At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of December 31, 2009, the Inventory Allowance balance is $357,013.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Cost of Sales……………………….	$80,822	$48,618	$131,444	$97,880
Inventory Allowance Adjustment….	(37,628)	(12,979)	(55,466)	(26,094)
Cost of Sales, as reported…………	$43,194	$35,639	$75,978	$71,786

Liquidity and Capital Resources

Cash and cash equivalents had a net increase of $373,904 and a net decrease of $167,127 for the six months ended December 31, 2009 and December 31, 2008, respectively.  The significant elements of these changes were:

Net cash provided by / (used in) operating activities:	Six Months Ended December 31
	2009	2008
— Net loss, as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	$ 157,811	$ (181,415)
— Increase / (Decrease) in accounts receivable: – (A)The increase in the collection of outstanding customer balances from unit sales, and less sales at quarter end.	(A) 36,914	(A) 25,282
— Increase / (Decrease) in accrued payroll and payroll taxes: – (B)Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes.	(B) 26,958	(B) (38,788)

— Increase / (Decrease) in inventory: – (C)We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.	(C) 2,382	(C) (8,151)
— Increase / (Decrease) in deferred revenue: – (D)Cash received from warranty maintenance contracts, is amortized over the length of the contract.	(D) 63,835	(D) 25,023

                We have incurred an operating loss for the six months ended December 31, 2009, however we were able to  generate positive cash flow from operations.  As of December 31, 2009, we had an accumulated deficit of $28,447,803.

As of December 31, 2009, we had cash and cash equivalents of $1,071,822 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2009.

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

The existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 affects demand for our product.  Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to purchase the CVProfilor® DO-2020.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Manager of Finance and Accounting, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2009 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were effective as of December 31, 2009.

This quarterly report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.                 Exhibit

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

Date:  February 16, 2010