Form 10-Q/A
period 2009-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2010-03-29
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Hypertension Diagnostics, Inc. (the company) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on March 25, 2010, solely to correct an error on the certifications contained in Exhibit 31.1. Pursuant to Item 601(b)(31) of Regulation S-X, the certifications did not contain the required introductory language in paragraph 4 of the certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company and also did not include paragraph 4(b) which refers to the design of the company’s internal control over financial reporting.

The certifications of this Form 10-Q/A correctly include the required introductory language in paragraph 4 of the certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company and now includes the language as prescribed in paragraph 4(b) which refers to the design of the company’s internal control over financial reporting.  This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.                   Description of Exhibits Filed with this Statement

31(1)               Certification Pursuant to Rule 601(b)(31) of Regulation S-X – Mark N. Schwartz

31(2)               Certification Pursuant to Rule 601(b)(31) of Regulation S-X – Mark P. O’Neill

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Mark N. Schwartz
Mark N. Schwartz
Chairman and Chief Executive Officer

Date:  March 29, 2010