Form 10-Q/A
period 2009-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2010-03-29
CIK 1058828

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

                                                               EXPLANATORY NOTE

Hypertension Diagnostics, Inc. (the company) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on March 25, 2010, solely to correct an error on the certifications contained in Exhibit 31.1. Pursuant to Item 601(b)(31) Regulation S-X, the certifications did not contain the required introductory language in paragraph 4 of the certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company and also did not include paragraph 4(b) which refers to the design of the company’s internal control over financial reporting.

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