Form 10-Q
period 2010-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2010-05-17
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
YES  NO ☒

The number of shares of Common Stock outstanding as of May 17, 2010 was 41,426,684

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – March 31, 2010 (unaudited) and June 30, 2009	4

	Statements of Operations (unaudited) – Three Months and Nine Months Ended March 31, 2010 and 2009	5

	Statements of Cash Flows (unaudited) – Nine Months Ended March 31, 2010 and 2009	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	18

	SIGNATURES	19

	CERTIFICATIONS	20

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets
(Unaudited)
	March 31, June 30,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$ 942,976	$ 697,918
Accounts receivable	4,885	42,500
Inventory, net	288,587	278,873
Prepaid and other current assets	7,921	3,237
Total Current Assets	1,244,369	1,022,528

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	162,351	162,351
Total Property and Equipment	931,929	931,929
Less accumulated depreciation and amortization	(930,274)	(928,200)
Property and Equipment, net	1,655	3,729

Other Assets	6,530	6,530
Total Assets	$ 1,252,554	$ 1,032,787

Liabilities and Shareholders' Equity / (Deficit)
Current Liabilities:
Accounts payable	$ 8,480	$ 16,343
Accrued vacation, payroll and payroll taxes	101,903	47,579
Deferred revenue	71,755	48,246
Deposits from customers	44,012	970
Other accrued expenses	20,628	6,746
Total Current Liabilities	246,778	119,884

Long Term Liabilities: Deferred compensation	1,542,750	220,500
Deferred revenue, less current portion	72,907	32,362
Total Long Term Liabilities	1,615,657	252,862

Shareholders' Equity / (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--722,488 and 744,536
at March 31, 2010 and June 30, 2009, respectively;
each share of preferred stock is convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference of $8,279,869 and $7,422,487 at
March 31, 2010 and June 30, 2009, respectively)	7,225	7,445
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--41,242,664 and 40,963,088
at March 31, 2010 and June 30, 2009, respectively	412,427	409,631
Additional paid-in capital	27,752,647	27,677,572
Accumulated deficit	(28,782,180)	(27,434,607)
Total Shareholders' Equity / (Deficit)	(609,881)	660,041
Total Liabilities and Shareholders' Equity / (Deficit)	$ 1,252,554	$ 1,032,787

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue:
Equipment sales	$ 71,000	$28,000	$730,825	$206,837
Equipment rental	15,092	17,627	60,335	67,443
Warranty, parts & supplies income	40,169	19,138	95,501	64,204
	126,261	64,765	886,661	338,484
Cost of Sales:
Cost of sales	31,445	30,840	162,889	128,720
Inventory reserve allowance	(7,859)	(3,471)	(63,325)	(29,565)
Net Cost of Sales	23,586	27,369	99,564	99,155
Gross Profit	102,675	37,396	787,097	239,329

Expenses:
Selling, general and administrative expenses	440,388	58,331	2,141,895	339,671
Total Expense	440,388	58,331	2,141,895	339,671
Operating Income (Loss)	(337,713)	(20,935)	(1,354,798)	(100,342)

Other Income:
Interest income	3,336	1,946	7,225	11,793
Total Other Income	3,336	1,946	7,225	11,793

Net loss before income taxes	(334,377)	(18,989)	(1,347,573)	(88,549)
Income Taxes	-	-	-	-
Net loss before income taxes	$(334,377)	$(18,989)	$(1,347,573)	$(88,549)

Basic and Diluted Net Loss per Share	$ (.01)	$ .00	$ (.03)	$ .00
Weighted Average Shares Outstanding Basic & Diluted	41,238,664	40,795,820	41,142,729	40,650,494

See accompanying notes.

                                          5

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Operating Activities:
Net loss	$ (1,347,573)	$ (88,549)
Adjustments to reconcile net loss to net
cash provided by / (used in) operating activities:
Deferred stock based compensation expense	1,322,250	(309,750)
Depreciation	2,074	7,146
Stock options expense	76,001	68,625
Change in operating assets and liabilities:
Accounts receivable	37,615	26,000
Inventory	(9,714)	7,994
Prepaid and other current assets	(4,684)	2,202
Accounts payable	(7,863)	(12,166)
Accrued payroll and payroll taxes	54,324	(33,010)
Deferred revenue	64,054	21,430
Other accrued expenses	56,924	31,995
Net cash provided by / (used in) operating activities	243,408	(278,083)

Financing Activities:
Proceeds from stock option exercise	1,650

Net increase/(decrease) in cash and cash equivalents	245,058	(278,083)
Cash and cash equivalents at beginning of period	697,918	1,081,868
Cash and cash equivalents at end of period	$ 942,976	$ 803,785

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2010

1. Basis of Presentation

    The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010.  The June 30, 2009 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  The policies described in that report are used for preparing quarterly reports.

2. Recent Accounting Pronouncements

    In June 2009, the FASB issued  Accounting for Transfers of Financial Assets  effective for fiscal years beginning after November 15, 2009.  This pronouncement eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

    In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our consolidated financial position, results of operations and cash flows.

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

    The Company granted 0 and 1,300,000 stock options during the three and nine months ended March 31, 2010, respectively.  During the three and nine months ended March 31, 2009, there were no stock options granted. The Company recognized compensation expense of $30,251 for the three months ended March 31, 2010 and compensation expense of $76,001 for the nine months ended March 31, 2010.  The Company recognized compensation expense of $22,875 and $68,625 for the three months and the nine months ended March 31, 2009, respectively.  The Company estimates $30,250 of additional expense for the remainder of fiscal year 2010 based on the value of options outstanding on March 31, 2010 that will vest during the remainder of fiscal year 2010.  These estimates do not include any expense for options that may be granted and vest in the future.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2010

5. Deferred Compensation

    The Company has a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company currently grants 225,000 phantom shares of its common stock to its CEO for every month of employment through December 31, 2010.  The Agreement was first entered into in January 2006 for a period of one year and the Board of Directors of the Company has extended the Agreement each year.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement).  Accordingly, the Company has accrued a deferred compensation liability of $1,542,750 at March 31, 2010, which is the fair market value of 9,075,000 phantom shares granted as of March 31, 2010, pursuant to the Agreement.  Due to the aggregate number of phantom shares granted since January 1, 2006 which totals 9,075,000 as of March 31, 2010 and the changes in the closing price of the Company’s common stock during the quarter (an increase from $0.16 to $0.17 per share), the Company recorded a total expense of  $198,750 and $1,322,250 in compensation cost for the three and nine months ended March 31, 2010, compared to $147,000 and $309,750 in compensation benefit for the three and nine months ended March 31, 2009, respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.  Therefore, the expense that the Company recorded for the three and nine months ended March 31, 2010 results from an increase in the Company’s stock price and phantom shares granted from the prior period ended December 31, 2009 to the period ended March 31, 2010.  On the last trading day of the period ended December 31, 2009, the Company’s average closing stock price was $0.16 per share, and on the last trading day of the period ended March 31, 2010, the Company’s average closing stock price was $0.17 per share.

    Per the terms of the employment agreement, payment of the deferred compensation liability will occur upon one of the following Event Dates: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012.  Upon one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to the Event Date.

6. Shareholders Equity

    For the three months ended March 31, 2010 and March 31, 2009, no shares of the Company’s Series A Convertible Preferred Stock were converted.  For the nine months ended March 31, 2010, 22,048 shares of the Company’s Series A Convertible Preferred Stock were converted into 264,576 shares of Common Stock compared to the nine months ended March 31, 2009 when 85,084 shares of Series A Convertible Preferred Stock converted into 1,021,008 shares of Common Stock.

    In January 2010, the Company received proceeds of $1,650 from the exercise of 15,000 stock options at an $0.11 excercise price.

7. Net Income / (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.  However, since the Company reported a loss for the three and nine months ended March 31, 2010 or the exercise price for options outstanding at the end of the period is higher than the average stock price for the period; all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

    The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at March 31, 2010 and 2009:

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2010

7. Net Income / (Loss) Per Share (continued)

	March 31	March 31
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,347,573)	$(88,549)
Weighted average of common shares outstanding	41,142,729	40,650,494
Basic net earnings (loss) per share	$(0.03)	$0.00

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,347,573)	$(88,549)
Weighted average of common shares outstanding	41,142,729	40,650,494
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	41,142,729	40,650,494
Diluted net income (loss) per share	$(0.03)	$0.00

(1)
At March 31, 2010, there were 722,488 shares of  Series A Convertible Preferred Stock outstanding and 758,475 at March 31, 2009. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 8,669,856 at March 31, 2010 and 9,101,700 at March 31, 2009.  These common stock equivalents are anti-dilutive at March 31, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(2)
At March 31, 2010, there were common stock equivalents attributable to outstanding stock options of 7,259,914 common shares and 6,050,342 common shares at March 31, 2009. The stock options are anti-dilutive at March 31, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(3)
At March 31, 2010 and 2009, there were common stock equivalents of 18,895,254 common shares attributable to warrants. The warrants expire on September 30, 2010, and have an exercise price of $.22 to $.30 per share. The warrants are anti- dilutive at March 31, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

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

9. Reclassifications

    Certain amounts in the three and nine months ended March 31, 2009 financial statements have been reclassified to conform to the three and nine months ended March 31, 2010 presentation.  The reclassifications had no effect on the three and nine months ended March 31, 2009 cash flows, financial position or net income (loss), as originally reported.

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

    In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals on a purchase or lease basis.  Some Systems previously marketed under a per-patient-tested rental basis remain in use although we no longer offer that option in our current marketing. Utilizing our Central Data Management Facility, we are able to track rental unit utilization of the CVProfilor® DO-2020 System in each physician’s office and medical clinic and to invoice our physician customers on the number of CardioVascular Profile Reports (CVProfile™ Reports) which they generate each month.

Recent Accounting Pronouncements

In June 2009, the FASB issued  Accounting for Transfers of Financial Assets effective for fiscal years beginning after November 15, 2009.  This pronouncement eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

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

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of March 31, 2010 and June 30, 2009, there was no allowance for doubtful accounts.

Inventories and Related Allowance for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories.  The need for an allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of March 31, 2010 and June 30, 2009, there was an inventory allowance of $349,155 and $412,480, respectively.

                Research and Development.  For the three months and nine months ended March 31, 2010, we incurred $0 and $1,470 in research and development costs. The Company did not incur any research and development costs for the three and nine months ended March 31, 2009, respectively.

Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from one to three years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis and has recorded total deferred revenue of $144,662 and $80,608 at March 31, 2010 and June 30, 2009, respectively.

Results of Operations

As of March 31, 2010, we had an accumulated deficit of $28,782,180.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of March 31, 2010, we had cash and cash equivalents of $942,976.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31, 2010
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$126,261	$ 71,000	$ 15,092	$ 40,169
Cost of Sales	23,586	13,263	2,820	7,503
Gross Profit	$102,675	$ 57,737	$ 12,272	$ 32,666

Three Months Ended March 31, 2009
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$ 64,765	$ 28,000	$ 17,627	$ 19,138
Cost of Sales	27,369	11,833	7,449	8,087
Gross Profit	$ 37,396	$ 16,167	$ 10,178	$ 11,051

    Revenue.   Total Revenue for the three months ended March 31, 2010 was $126,261, compared to $64,765 for the three months ended March 31, 2009, a 95.0% increase.

Equipment Sales Revenue for the three months ended March 31, 2010 was $71,000, compared to $28,000 for the three months ended March 31, 2009, a 153.6% increase.  The $43,000 increase is due to selling more units at a higher price for the three months ending March 31, 2010, compared to the three months ending March 31, 2009.  Equipment Sales Revenue for the three months ended December 31, 2009 was $405,690.  Approximately $106,340 of that revenue was from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection.

    Without the revenue from the NIH funded study, equipment sales revenue for the three months ended December 31, 2009 would have been $299,250. In the three months ended March 31, 2010, the Company recognized no revenue from the sale of CR-2000 Research Systems for the NIH funded study.  The decrease in revenue from $299,250 for the three months ended December 31, 2009 to $71,000 for the three months ended March 31, 2010 was a result of fewer units sold during that period.

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

    For the three months ended March 31, 2010, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $15,092, compared to $17,627 for the three months ended March 31, 2009, a 14.4% decrease.  The Company no longer offers a rental program as part of its current marketing strategy and therefore, expects equipment rental revenue to continue to decrease.

    For the three months ended March 31, 2010, warranty, parts & supplies revenue was $40,169 compared to $19,138 for the three months ended March 31, 2009, a 109.9% increase.  During the three months ended March 31, 2010, the Company sold two replacement sensors for a total of $7,990 and twelve software upgrades for $3,588, but did not have any replacement sensor sales or software upgrades for the three months ended March 31, 2009.  Warranty revenue was $20,780 for three months ended March 31, 2010 and $17,093 for the three months ended March 31, 2009, a 21.6% increase.

    Expenses.   Total selling, general and administrative expenses for the three months ended March 31, 2010 were $440,388, compared to $ 58,331 for the three months ended March 31, 2009. The following is a summary of the major categories included in selling, general and administrative expenses:

		Three Months Ended
		March 31
	2010		2009
Wages, expenses, benefits before deferred compensation……………	$139,665		$ 123,489
Deferred compensation…...…………………………………………..	198,750		(147,000)
Outside consultants…………………………………………………...	13,158		2,739
Rent (building/equipment) and utilities……………………..………..	14,186		15,637
Insurance-general and directors/officers liability……..……..………..	5,614		4,841
Selling, marketing and promotion, including applicable wages and sales commissions.	10,000		-
Legal and audit/accounting fees……………………………..………..	6,742		13,102
Depreciation and amortization…………………………………….….	317		2,002
Stock option expense………………………………………………...	30,251		22,875
Other-general and administrative…………………………………….	21,705		20,646
Total selling, general and administrative expenses………….	$440,388		$ 58,331

    Wages, related expenses and benefits before deferred compensation for the three months ended March 31, 2010 were $139,665 compared to $123,489 for the three months ended March 31, 2009, at 13.1% increase. This increase is largely due to an increase in wages for the three months ended March 31, 2010 compared to March 31, 2009.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us. (see Note 5 in the Company’s financial statements).  For the three months ended March 31, 2010, deferred compensation charge was $198,750, compared to a deferred compensation benefit of $147,000 (negative charge) for the three months ended March 31, 2009.  An increase in the Company’s stock price creates a deferred compensation charge; whereas, a decrease in the Company’s stock price creates a deferred compensation benefit. The increased charge for the three month period ended March 31, 2010 compared to the benefit for the three months ended March 31, 2009 is the result of the increase in the Company’s stock price.  The charge also reflects the additional phantom shares granted during the three month period ended March 31, 2010 and 2009.

Outside consultant’s expense increased from $2,739 to $13,158 for the three months ended March 31, 2009 and 2010, respectively, a 380.4% increase. This increase is largely due to an increase in the expenses associated with our quality systems, regulatory affairs, and engineering consultants in the three months ended March 31, 2010, compared to 2009.

Rent (building/equipment) and utilities decreased from $15,637 to $14,186 for the three months ended March 31, 2009 and 2010, respectively, a 9.3% decrease.

Insurance expense increased from $4,841 to $5,614 for the three months ended March 31, 2009 and 2010, respectively, a 16.0% increase.  This increase is due to an increase in the cost of the Company’s liability insurance as well as an increase in property insurance premiums.

In the three month period ended March 31, 2010, we had in place a new indirect distribution plan in which distributors purchased our equipment directly as well as having distributors who had their customers purchase equipment from our company and were then paid a commission.  Selling, marketing and promotion expense was $10,000 for the three months ended March 31, 2010, compared to no ($0) expense for the three months ended March 31, 2009.  At that time, we had a direct distribution arrangement that was limited to selling only to distributors who purchased our equipment directly from the Company.

Legal and audit/accounting fees decreased from $13,102 to $6,742 for the three months ended March 31, 2009 and 2010 respectively, a 48.5% decrease.  This decrease was largely the result of lower audit and related fees.

Stock option expense increased from $22,875 to $30,251 for the three months ended March 31, 2009 and 2010, a 32.2% increase. This expense is based on the grant date fair value related to stock options that vested during the three months ended March 31, 2009 and 2010, respectively.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2010, which vest quarterly through December 31, 2010.

Other – general and administrative expenses increased from $20,646 to $21,705 for the three months ended March 31, 2009 and 2010, respectively, a 5.1% increase.

Interest income was $3,336 and $1,946 for the three months ended March 31, 2010 and 2009, respectively a 71.4% increase. This increase was a result of the Company’s larger cash balance as well as the Company’s cash management strategy which caused the Company to purchase higher yielding bank CDs in amounts not larger than the FDIC insurance protection.

Our net loss was $334,377 for the three months ended March 31, 2010, compared to a net loss of $18,989 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 41,238,664.  For the three months ended March 31, 2009, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,795,820.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2010 and 2009 respectively:

                                     Nine Months Ended March 31, 2010
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$886,661	$730,825	$60,335	$95,501
Cost of Sales	99,564	79,078	7,444	13,042
Gross Profit	$787,097	$651,747	$52,891	$82,459

                                     Nine Months Ended March 31, 2009
		Equipment	Equipment	Warranty,
	Total	Sales	Rental	Parts & Supplies

Revenue	$338,484	$206,837	$67,443	$64,204
Cost of Sales	99,155	58,699	20,518	19,938
Gross Profit	$239,329	$148,138	$46,925	$44,266

    Revenue.   Total Revenue for the nine months ended March 31, 2010 was $886,661, compared to $338,484 for the nine months ended March 31, 2009, a 162.0% increase.

     Equipment Sales Revenue for the nine months ended March 31, 2010 was $730,825 compared to $206,837 for the nine months ended March 31, 2009, a 253.3% increase.  During the nine months ended March 31, 2010, the Company recognized $205,085 from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection. During the nine months ended March 31, 2009, there were no sales associated with the NIH funded study.  Without the NIH study, Equipment Sales Revenue for the nine months ended March 31, 2010 was $525,740.  The difference between the year-to-date March 31, 2010 Equipment Sales Revenue of $525,740 and the year to date March 31, 2009 Equipment Sales Revenue of $206,837 was due to selling more units at higher prices for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009.

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

     For the nine months ended March 31, 2010, we recognized Revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $60,335, compared to $67,443 for the nine months ended March 31, 2009, a 10.5% decrease.    The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

    For the nine months ended March 31, 2010, Warranty, Parts & Supplies Revenue was $95,501 compared to $64,204 for the nine months ended March 31, 2009, a 48.7% increase.  This increase is due mainly to an increase in sales of warranty service agreements.

    Expenses.   Total selling, general and administrative expenses for the nine months ended March 31, 2010 were $2,141,895, compared to $339,671 for the nine months ended March 31, 2009.  The following is a summary of the major categories included in selling, general and administrative expenses:

		Nine Months Ended
		March 31
	2010	2009
Wages, expenses, benefits before deferred compensation……………	$ 401,133	$353,308
Deferred compensation…...…………………………………………..	1,322,250	(309,750)
Outside consultants…………………………………………………...	26,525	19,459
Patents and related expenses..…………………………………….….	2,875	-
Research & Development………………………………………….….	1,470	-
Rent (building/equipment) and utilities………………………………	40,772	43,776
Insurance-general and directors/officers liability…………………….	15,227	21,864
Selling, marketing and promotion, including applicable wages and sales commissions.	152,740	-
Legal and audit/accounting fees……………………………..………..	38,193	69,976
Depreciation and amortization…………………………………….….	2,074	6,483
Stock option expense………………………………………………...	76,001	68,625
Other-general and administrative…………………………………….	62,635	65,930
Total selling, general and administrative expenses………….	$2,141,895	$339,671

    Wages, related expenses and benefits before deferred compensation  for the nine months ended March 31, 2010 were  $401,133, compared to $353,308 for the nine months ended March 31, 2009, a 13.5% increase.  This increase is largely due to an increase in wages for the three months ended March 31, 2010 compared to March 31, 2009.

    Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us. (see Note 5 in the Company’s financial statements) For the nine months ended March 31, 2010, deferred compensation charge was $1,322,250 compared to a deferred compensation benefit of $309,750 (negative charge) for the nine months ended March 31, 2009.  An increase in the Company’s stock price creates a deferred compensation charge, whereas, a decrease in the Company’s stock price creates a deferred compensation benefit. The increased charge for the nine month period ended March 31, 2010 compared to the benefit for the nine months ended March 31, 2009 is the result of the increase in the Company’s stock price.  The change also reflects the additional phantom shares granted during the nine month period ended March 31, 2010 and 2009.

    Outside consultants’ expense increased from $19,459 for the nine months ended March 31, 2009 to $26,525 for the nine months ended March 31, 2010, a 36.3% increase.  This increase is largely due to an increase in the expenses for our quality systems, regulatory affairs, and engineering consultants in the nine months ended March 31, 2010.

    Insurance expense decreased from $21,864 for the nine months ended March 31, 2009 to $15,227 for the nine months ended March 31, 2010, respectively, a 30.4% decrease.  This decrease is due to a decrease in the cost of the Company’s directors’ and officers’ liability insurance premiums.

    In the nine month period ended March 31, 2010, we had in place a new indirect distribution plan in which distributors purchased our equipment directly as well as having distributors who had their customers purchase equipment from our company and were then paid a commission.  Selling, marketing, and promotion expense was $152,740 for the nine months ended March 31, 2010, compared to no ($0) expense for the nine months ended March 31, 2009.  At that time, we had a direct distribution arrangement that was limited to selling only to distributors who purchased our equipment directly from the Company.

    Legal and audit/accounting fees decreased from $69,976 for the nine months ended March 31, 2009 to $38,193 for the nine months ended March 31, 2010, a 45.4% decrease.  Accounting & audit fees have decreased from $59,488 for the nine months ended March 31, 2009 to $33,459 for the nine months ended March 31, 2010, a 43.8% decrease.

    Stock option expense increased from $68,625 for the nine months ended March 31, 2009 to $76,001 for the nine months ended March 31, 2010, a 10.7% increase.  This expense is based on the grant date fair value related to stock options that vested during the nine months ended March 31, 2009 and 2010.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2010, which vested quarterly through June 30, 2010.

    Other – general and administrative expenses decreased from $65,930 for the nine months ended March 31, 2009 to $62,635 for the nine months ended March 31, 2010, a 5.0% decrease. This decrease is due to the decline in repairs and maintenance expenses, and telephone expenses for the nine month period ended March 31, 2010 compared to the nine month period ended March 31, 2009.

    Interest income was $7,225 and $11,793 for the nine months ended March 31, 2010 and 2009 respectively, a 38.7% decrease.  This decrease was the result of reduced bank deposit rates during 2009 and timing differences on the recognition of interest income once the company purchased higher yielding bank CD’s in amounts not larger than FDIC insurance protection.

    Our net loss was $1,347,573 and $88,549 for the nine months ended March 31, 2010 and 2009, respectively.  For the nine months ended March 31, 2010, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 41,142,729.  For the nine months ended March 31, 2009, basic and diluted net loss per share was $.00, based on weighted average shares outstanding of 40,650,494.

    At June 30, 2003, inventory which principally consists of raw materials had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory, which was previously written down, is sold relating to Equipment Sales Revenue, a portion of this Inventory Allowance is recorded as an offset to Cost of Sales pertaining to these sales.  As of March 31, 2010, the Inventory Allowance balance is $349,155.  The following table shows the effect of this adjustment for the periods indicated:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Cost of Sales……………………….	$31,445	$30,840	$162,889	$128,720
Inventory Allowance Adjustment….	(7,859)	(3,471)	(63,325)	(29,565)
Cost of Sales, as reported…………	$23,586	$27,369	$99,564	$99,155

Liquidity and Capital Resources

    Cash and cash equivalents had a net increase of $245,058 and a net decrease of $278,083 for the nine months ended March 31, 2010 and March 31, 2009, respectively.  The significant elements of these changes were:

Net cash provided by / (used in) operating activities:	Nine Months Ended March 31
	2010	2009

— Net loss, as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	$ 52,752	$ (322,528)
— (Increase) / Decrease in accounts receivable: – (A) The increase in the collection of outstanding customer balances from unit sales, and less sales at quarter end.	(A) 37,615	(A) 26,000
— Increase / (Decrease) in accrued payroll and payroll taxes: – (B) Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes.	(B) 54,324	(B) (33,010)
— (Increase) / Decrease in inventory: – (C) We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.	(C) (9,714)	(C) 7,994
— Increase / (Decrease) in deferred revenue: – (D) Cash received from warranty maintenance contracts, is amortized over the length of the contract.	(D) 64,055	(D) 21,430

    We have incurred an operating loss for the nine months ended March 31, 2010, however we were able to generate positive cash flow from operations.  As of March 31, 2010, we had an accumulated deficit of $28,782,180.

    As of March 31, 2010, we had cash and cash equivalents of $942,976 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2010.

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

Item 4T. Controls and Procedures.

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Mark N. Schwartz, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures were operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Manager of Finance and Accounting, in a manner that allows for timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

(a)      The following Exhibits are furnished pursuant to Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

32	Certificate pursuant to 18 U.S.C. § 1350

                                          18

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Mark N. Schwartz
Mark N. Schwartz
Chief Executive Officer

Date:  May 17, 2010

                                        19