Form 10-K
period 2010-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2010-09-24
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Yes  ☐  No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on September 17, 2010 of $0.10 was approximately $2,513,148.

There were 41,916,320 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-K
For the Year Ended June 30, 2010

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

Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90 mmHg or greater diastolic pressure, is extremely common. According to the American Heart Association, in 2009 an estimated 73.6 million individuals, or 1 in 3 adults in the United Sates aged 18 or older have hypertension.  Almost a third of this population is not aware that it has hypertension.  Among individuals receiving treatment, nearly 55% have uncontrolled hypertension.  In other words, approximately 55% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes.  According to the National, Heart, Lung, and Blood Institute more than $100 billion is spent in the United States each year on hypertension and its associated complications.

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

According to the National Institutes of Health, or NIH, National Heart, Lung, and Blood Institute’s, or NHLBI, Framingham Heart Study, middle-aged and elderly people face a 90% risk of developing hypertension during their remaining years. Moreover, an estimated 73% of the 23.6 million U.S. adults with diabetes have hypertension or borderline hypertension. According to the Centers for Disease Control and Prevention, another 57 million American adults have pre-diabetes, a condition that occurs when a person’s blood glucose levels are higher than normal but not high enough for a diagnosis of diabetes. The American Diabetes Association, or ADA, predicts that the number of new U.S. cases of diagnosed diabetes is expected to increase by one million people per year. The ADA believes that people with diabetes are two to four times more likely to have hypertension, two to four times more likely to experience a stroke, and cardiovascular disease is the major cause of diabetes-related deaths. The World Health Organization (WHO) estimates that 176 million people have diabetes worldwide. India tops the list having 31 million people with diabetes, the largest number of people with diabetes in the world. Overall, hypertension and diabetes are major contributors to cardiovascular death worldwide and continue to grow in size. For example, only one-third of the people over 35 years of age in Beijing and Shanghai, China have normal blood pressure, and 30% of Chinese adults have high blood pressure, one of the highest rates of hypertension in the world.

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

More women die of cardiovascular disease each year than men.  According to the NIH Women's Ischemia Syndrome Evaluation (“WISE”) report released in 2006, women have a form of heart disease that is fundamentally different and harder to diagnose than in men.  Standard cardiovascular disease diagnostic techniques such as treadmill stress tests and coronary angiography designed to show large coronary artery stenosis is not useful in women where the plaque appears more likely to spread evenly through the artery wall.  Coronary angiography might be missing a sizeable portion of women in terms of estimating the risk for cardiovascular disease.  Half or more of women who present with findings suggesting ischemia have dysfunction at the microvascular level and this dysfunction appears linked to adverse outcomes.  Therefore, women appear to be strong candidates for CVProfilor testing.

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

As of June 30, 2010, the CR-2000 Research System was being utilized in 38 countries throughout the world and users have contributed many of the articles in our bibliography of over 300 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour analysis methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

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

The inclusion of the CR-2000 Research System in these important pharmaceutical research trials provide credibility and promotes awareness of our blood pressure waveform analysis technology in the global medical marketplace.

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

Marketing Strategy

Our primary objective is to establish the CardioVascular Profiling products as the standard of care for identifying and monitoring patients with cardiovascular disease.

HDI/PulseWave™ CR-2000 Research System

The CR-2000 Research System, originally launched during December of 1998, is currently being marketed worldwide through international distributors outside the U.S. We continue to identify and manage independent medical distribution firms for marketing our technology internationally.

The CR-2000 Research System has a CE Mark which allows it to be marketed throughout the European Union for clinical research purposes. Further, because the CR-2000 Research System also meets the European Union Medical Device Directive, physicians may use the CR-2000 Research System with patients in a clinical setting in the European Union. In the U.S., the CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only”.

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

In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under three pricing structures.  Physicians may:

-     purchase a new CVProfilor® DO-2020 System;

-     purchase a refurbished CVProfilor® DO-2020 System;

-      rent the CVProfilor® DO-2020 System.

The majority of our revenue is derived from sales of the CVProfilor® to physicians.  A smaller number of physicians prefer to rent the CVProfilor®.  We are no longer using a direct sales force to call on prospective customers. Currently, we use a network of independent distributors and representatives who are not employees of the Company and who sell complementary medical devices to primary care physicians.

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

AtCor’s Medical Pty Ltd’s, the SphygmoCor System, FDA cleared on February 1, 2002, is indicated for use in those patients where information related to the ascending aortic pressure is desired. The SphygmoCor System provides a derived ascending aortic blood pressure waveform and a range of central arterial indices.

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

Many physicians using the CVProfilor® DO-2020 System are obtaining reimbursement today under an existing CPT code. The level of physician reimbursement varies considerably by provider, by patient and by clinic. Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our success in marketing our products.

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

Patents and Proprietary Technology

Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eleven issued U.S. patents, six of which expire on March 20, 2018, three of which expire on September 10, 2019, one of which expires on August 1, 2022 and one of which expires on October 23, 2010; such expiration is not considered significant by the Company as the Company has other patents that cover similar areas.

We also have obtained an exclusive license to utilize the intellectual property described within twelve U.S. patents from the Regents of the University of Minnesota.  The license for these patents expires concurrently with the expiration date of the last of these patents to expire, which is currently expected to be May 31, 2011, although some of the patents expire December 8, 2010.

These 23 (11 exclusively assigned and 12 licensed from the University of Minnesota) relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and/or the non-invasive determination of cardiac output.  Included in these patents are six U.S. issued patents relating to the design, configuration and manufacturing of our Sensor, which is a key component of our products. The Sensor is manufactured for us by Apollo Research Corp., or Apollo.

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

In consideration of the License Agreement, we conducted expanded clinical trials of arterial compliance technology and are continuing to use our best efforts to develop commercial medical devices. We must pay a royalty on revenue from commercialization of our products (or future products, which incorporate the licensed arterial compliance technology), in the amount of three percent (3%) of gross revenue (less certain reductions).

Employees and Consultants

As of June 30, 2010, we employed 2 full-time employees, 2 full-time contract employees, and 1 part-time contract employee, none of whom are engaged in sales positions.  We believe that our employee relations are good.

   We currently engage consultants and independent contractors and have ongoing consultant relationships with several experts including: experts in quality systems, regulatory affairs and FDA matters and software and hardware engineering consultants.

We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.

ITEM 1A. RISK FACTORS

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

Risks Related to Our Business

We are presently generating minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities.  As of June 30, 2010, we had an accumulated deficit of $28,424,366.  Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

We are currently marketing three products: the HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System, the CVProfilor® DO-2020 CardioVascular Profiling System and the CVProfilor® MD-3000 CardioVascular Profiling System.  While we expect the CVProfilor® DO-2020 System to generate the majority of our revenue in the future, to date it has generated only minimal revenue.  Marketing and distribution activities have commenced in the U.S., as well as internationally, for the CR-2000 Research System, but the revenue we derive from the CR-2000 has been insufficient to make our operations profitable.  The CVProfilor® MD-3000 system was released in June 2002 and has to date, not generated any commercial sales to physician or research customers.

The likelihood of our success must be considered in view of the expenses, difficulties and delays we have encountered, and may encounter in the future. Our profitability is dependent on gaining market acceptance of our products, developing distribution channels, maintaining the capacity to manufacture and sell our products efficiently and successfully, and the continuation of third party reimbursement.  We cannot assure you that we will successfully meet any or all of these goals.

We may need additional capital in the future to continue our business.  Until such time as our products generate sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured.  We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2010.  Our ability to execute our business strategy depends to a significant degree on our ability to obtain sufficient and timely future financing.  Our current monthly burn rate may increase.

Our long-term capital needs are subject to our ability to raise additional capital and to generate adequate revenue from our products, neither of which can be assured.  We may seek additional funds through an additional offering of our equity securities or by incurring indebtedness.  We cannot assure you that any additional funds will be available or that sufficient funds will be available to us or that funds will be available in a timely way. Additional funds may not be available on terms acceptable to us or our security holders.  Any future capital that is available may be raised on terms that are dilutive to our security holders.

Our success is mainly dependent upon a single product, the CVProfilor® DO-2020 System.  We have developed a plan for the marketing of the CVProfilor® DO-2020 System and expect the CVProfilor® DO-2020 System to generate the majority of our revenue.  However, we cannot assure you that our marketing plan will be successfully implemented or ultimately generate significant revenue, if any.  To date, we have generated only minimal revenue from the CVProfilor® DO-2020 System.  Further, even if we successfully market the product, we must be able to manufacture a reliable product and deliver that product to our distributor or customer in a timely fashion.  Because we lack extensive manufacturing and marketing experience with this product, we cannot assure you that we will be successful in producing or marketing the CVProfilor® DO-2020 System.  Sales of CVProfilor® DO-2020 Systems have taken more time and resources than originally anticipated due to delays in obtaining market acceptance, consistent and satisfactory levels of third party reimbursements for the CVProfilor® DO-2020 Systems and delays in integrating the CVProfilor® DO-2020 Systems into the clinic operations in which they are sold.  Further, higher than expected manufacturing, marketing and distribution costs, lower than expected reimbursement levels, lower than expected usage by physicians, and/or other competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us.  Our ability to sell new customers on purchasing the system has been more challenging than originally anticipated.

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

Our physician customers are dependent upon the availability of third party reimbursement to the physician and/or direct patient payment.  Medicare and private health coverage insurers and other payer organizations may not provide or consistently provide reimbursement for our products.  The availability of third party reimbursement for our medical products and services may affect the physician’s decision to use our products.  As a result, our financial performance may be impacted by the availability of reimbursement, if any, for the cost of our products from government payers, private health coverage insurers and other payer organizations.  Our experience has shown that reimbursement associated with the CVProfilor® DO-2020 System varies significantly by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans.  Not only must the procedure utilizing our products be recognized as a valid medical diagnostic procedure, the payer must offer coverage for the procedure.  Further, even if the payer offers coverage, the amount of reimbursement will vary and may or may not be sufficient to cover the cost of the use of our product by the physician.  Because of the complex interactions between these factors, consistent reimbursement for the costs associated with our product may not be available.  Further, we cannot assure you that adequate third party reimbursement will be available for the CVProfilor® DO-2020 System. Our product user’s inability to obtain adequate third party reimbursement and/or direct patient payment for the CVProfilor® DO-2020 System would have a material adverse effect on our business, financial condition and results of operations.  Several payers have a coverage policy that identifies the CVProfilor® as “experimental and investigational.”  BCBS of Alabama and Tennessee, Aetna, Harvard Pilgrim HealthCare, United Healthcare ("UHC"), Oxford Health Plans (aquired  by UHC), and John Deere Health (acquired by UHC) have issued coverage policies that identify the CVProfilor as “experimental and investigational.”

We have not been successful in growing our sales force.  The process of finding qualified sales reps who can convey the clinical and economic value proposition to prospective customers has proved difficult.  Currently we do not have any dedicated sales reps directly employed by the Company.  Instead, we have been using a network of independent distributors who sell several medical device products to sell the CVProfilor® DO-2020 System to physicians in the U.S.   Our revenues are dependent upon growing the network of independent distributors.  No assurances can be given that the Company will be successful in growing the network of independent distributors.

We operate in an intensely competitive market.  Competition from medical devices, or other medical measures, that are used to screen patients for cardiovascular disease is intense and likely to increase.  We compete with manufacturers of non-invasive blood pressure monitoring equipment and instruments.  In addition, our products will also compete with traditional blood pressure testing by means of a standard sphygmomanometer, which is substantially less expensive than our products.  Many of our competitors have substantially greater capital resources, name recognition, research and development experience, and more extensive regulatory, manufacturing and marketing capabilities than we do.  Many of these competitors offer well-established, broad product lines and ancillary services that we do not offer.  Some of our competitors have long-term or preferential supply arrangements with physicians, medical clinics, pharmaceutical firms, and hospitals which may act as a barrier to market entry for our products.  In addition, other large health care companies or medical instrument firms may enter the non-invasive vascular screening market in the future.  Competing companies may succeed in developing products that are more efficacious or less costly than any that we may produce, and these companies also may be more successful than we are in producing, marketing or obtaining third party reimbursement for their new or existing products.  Competing companies may also introduce competitive pricing pressures that may adversely affect our sales levels and margins.  As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

We depend upon sub-assembly contract manufacturers.  To date, we have relied on independent contractors for the fabrication of sub-assemblies and major product components used in the production of all our products.  Our products must be manufactured in accordance with strict regulatory requirements.  To date, our products have been manufactured in limited quantities and not on a large commercial scale.  As a result, we cannot assure you that we will not encounter difficulties in obtaining reliable and affordable contract manufacturing assistance and/or in scaling up our manufacturing capabilities.  This may include problems involving production yields, per-unit manufacturing costs, quality control, component supply and shortages of qualified manufacturing personnel.  In addition, we cannot assure you that we will not encounter problems relating to integration of components if changes are made in the configuration of the present products.  Any of these difficulties, as well as others related to these, could result in our inability to satisfy any customer demand for our products in a cost-effective and efficient manner and therefore would likely have a material adverse affect on our business, financial condition and results of operations.

We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business.  By way of example, we currently obtain our Arterial PulseWave™ Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with

Apollo Research Corp., or  Apollo, our sole supplier of this component. Apollo indicates that they can continue to meet our production needs for the Sensor in the near term. Similarly, we were also advised by Omron Colin Medical Corp., our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor.  We currently have an inventory of such monitors, which we believe would be sufficient for at least two  years of production.  If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new monitor or Sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business.  If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available.  If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

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

In addition, the stock markets are experiencing significant price and volume fluctuations. These market fluctuations may result in the market price of our common stock falling abruptly and significantly or remaining significantly depressed. Significant fluctuations in our stock price may adversely impact our ability to raise additional capital and adversely impact the exercise of warrants which is a potential source of additional capital for the Company.

If we do not adapt to technological change, our business will suffer.  The medical device market is characterized by intensive development efforts and advancing technology.  Our success will largely depend upon our ability to anticipate and keep pace with advancing technology and competitive innovations.  We cannot assure you that we will be successful in identifying, developing and marketing new products or in enhancing our existing product.  In addition, we cannot assure you that new products or alternative screening and diagnostic techniques will not be developed that will render our current or planned products obsolete or inferior.  Rapid technological development by competitors may result in our products becoming obsolete.

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

We depend upon key personnel and we must hire and retain qualified personnel to be successful.  We are highly dependent on a limited number of key management personnel, particularly our Chief Executive Officer and Chairman, Mark N. Schwartz, and our President and Secretary, Greg H. Guettler.  We do not have key-person life insurance on these key personnel. Our future success will depend on our ability to attract and retain highly qualified personnel.  We cannot assure you that we will be successful in hiring or retaining qualified personnel.  We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement.  We compete with other companies and organizations for the services of qualified consultants.  The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.

We have a limited number of personnel and the loss of one or more of them may adversely affect our operations.  We currently employ two full time employees, two full time contract employees and one part time contract employee and engage the services of several consultants.  The loss of one or more of our employees could result in the interruption of our operations and adversely affect our financial condition and results.  There is no assurance that we will be able to timely employ replacement personnel or engage the temporary services of consultants in the event that we suffer the loss of one or more of our employees.

If we are unable to protect our proprietary technology, our business will suffer.  Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others.  We are the exclusive assignee of several issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within several other U.S. patents from the Regents of the University of Minnesota.  Additionally, there are several issued patents which also describe technology involving our products and which may offer us some further protection.  Twenty-three patents relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, and/or the non-invasive determination of cardiac output.

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

Our level of revenue and profitability as a medical device company may be affected by the efforts of government and third party payers to contain or reduce the costs of health care through various means.  In the U.S., there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control health care costs.  Significant changes in the nation’s health care system could have a material adverse effect on our business, financial condition and results of operations.

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

Other Risks

Our ability to obtain additional financing requires approval of the Series A Preferred Stockholders. We issued shares of Series A Convertible Preferred Stock and common stock to a group of investors in the August 2003 and February 2004 Placements, in the aggregate.  As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in these Offerings.  In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years.  This provision of our Articles of Incorporation and the concentration of ownership following the Offering may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.

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

Our securities are subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.”  These rules require brokers who sell securities that are subject to the rules, and who sell to other than established customers and institutional investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security.  Consequently, an investor would likely find it more difficult to buy or sell our securities in the open market.

Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived sales of a significant number of our securities in the public market.  As of September 18, 2010, there were 41,916,320 shares of our common stock issued and outstanding.  Of these outstanding shares, all shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144(k).

As of September 24, 2010, we have a total of 25,640,550 shares of common stock, which may be issued upon exercise of  various options or warrants.

As of September 24, 2010, we also have 8,531,916 shares of our common stock issuable upon conversion of our 710,993 outstanding shares of Series A Convertible Preferred Stock.

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

ITEM 2. Properties

On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota.  Effective August 11, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010.  The monthly gross rent, including basic operating expenses, is approximately $6,700.

ITEM 3. Legal Proceedings

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since March 21, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “HDII.OB”.  As of September 24, 2010, there were: (i) 162 shareholders of record of our common stock, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) 97 holders of our Series A Convertible Preferred Stock, which is convertible into 8,531,916 shares of our common stock; and (iii) 41,916,320 outstanding shares of our common stock, of which all shares are either freely tradable or eligible for sale under Rule 144 or Rule 144(k).

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the Over-the-Counter Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Price

	High	Low
Fiscal 2010
First Quarter	$0.17	$0.03
Second Quarter	0.19	0.05
Third Quarter	0.23	0.15
Fourth Quarter	0.18	0.11

Fiscal 2009
First Quarter	$0.04	$0.03
Second Quarter	0.06	0.03
Third Quarter	0.02	0.02
Fourth Quarter	0.03	0.03

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

Recent Sales of Unregistered Securities

Option Grants

During the fiscal year ended June 30, 2010, we granted options to purchase shares of common stock to our directors and employees, pursuant to our various Stock Plans.

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

Revenue Recognition.  We recognize revenue in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  Pursuant to SAB No. 104, the Company recognizes revenue from the sale of equipment at the time of shipment to a customer or distributor.  Shipment occurs only after receipt of a valid purchase order.  Payments from customers and distributors are either made in advance of shipment or within a short time frame after shipment.  In the case of sales to distributors, such payment is not contingent upon resale of the product to end users.  Shipping and handling costs are billed in addition to the equipment sales.  At the time of shipment, all of the criteria for revenue recognition set forth in SAB No. 104 have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Equipment rental revenue, whether from a minimum monthly fee or from a per-patient-tested fee, is recognized when all of the criteria for recognition set forth in SAB No. 104 have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Research and Development.  Research and development are expensed as incurred.

Deferred Revenue.  The Company has warranty maintenance contracts with its customers ranging from 1 to 5 years to provide replacement parts to its customers.  The Company requires full payment in advance and these payments are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis.

          Income Taxes.  Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

          The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2010 and 2009. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Stock-Based Compensation.  The Company regularly grants options to individuals under various plans.  Compensation costs relating to share-based payment transactions, including grants of employee and director stock options, are recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  The Company is required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  The fair value of options granted during fiscal year 2010 was estimated using the Black-Scholes option pricing model.

Fiscal	Risk-Free	Expected Dividend	Expected	Expected
Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2010	2.97%	None	10 years	161.76%
June 30, 2009	N/A	None	N/A	N/A

1,300,000 stock options were granted during fiscal year 2010.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

As of June 30, 2010, there was $82,492 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.58 years.

Results of Operations

As of June 30, 2010, we had an accumulated deficit of $28,424,366.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of June 30, 2010, we had cash and cash equivalents of $1,053,648.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems and our CR-2000 Research Systems, anticipated operating cost reductions, as well as anticipated proceeds from the exercise by holders of stock purchase warrants to purchase our common stock and Series A Preferred Stock, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2010.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2010 and 2009, respectively:

	Fiscal Year Ended June 30, 2010

	Total	Equipment Sales	Equipment Rental	Service/Contract

Revenue	$ 1,383,669	$ 1,187,272	$ 75,820	$ 20,577
Cost of Sales	(19,935)	(26,312)	-	6,377
Gross Profit	$ 1,403,604	$ 1,213,584	$ 75,820	$ 114,200
Gross Profit %	101.44%	102.22%	100.00%	94.71%

	Fiscal Year Ended June 30, 2009

	Total	Equipment Sales	Equipment Rental	Service/Contract

Revenue	$ 503,175	$ 332,687	$ 86,863	$ 83,625
Cost of Sales	121,448	115,977	-	5,471
Gross Profit	$ 381,727	$ 219,710	$ 86,863	$ 78,154
Gross Profit %	75.86%	65.14%	100.00%	93.46%

Total Equipment Sales Revenue for the fiscal year ended June 30, 2010 was $1,187,272, compared to $332,687 for the fiscal year ended June 30, 2009, a 256.90% increase. This increase is a result of higher sales volume (a 225% increase) due to new distributors selling the company's products and a higher average selling price (10% increase) for the year ended June 30, 2010.

For the fiscal year ended June 30, 2010, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $75,820, compared to $86,863 for the fiscal year ended June 30, 2009, a 12.7% decrease.  We have a handful of legacy rental customers and have encouraged them to purchase their CVProfilor® DO-2020 System.  We do not market our products using the rental model any longer.

For the fiscal year ended June 30, 2010, Service/Contract income was $120,577, compared to $83,625 for the fiscal year ended June 30, 2009, a 44% increase.  This increase was a result of an increase in warranty maintenance agreements sold.

At June 30, 2003, inventory, which principally consists of raw materials, had been written down to estimated net realizable value to account for quantities in excess of those expected to be sold currently.  The results of operations for the fiscal year ended June 30, 2003 included a corresponding charge to Cost of Sales of $850,000 related to this write-down.  As inventory is sold relating to Equipment Sales Revenue, a portion of this Inventory obsolescence reserve is recorded as an offset to Cost of Sales pertaining to these sales.  As of June 30, 2010, the Company realized that the Inventory obsolescence reserve established in 2003 was not reflective of the current business sales volume and changed its methodology in estimating this reserve. The Company wanted to be able to better reflect the gross profit on equipment sales.  A more appropriate approach was to look at surplus parts components beyond the number of units the Company could sell based on quantities of critical parts.  This change, at June 30, 2010, resulted in the Inventory obsolescence reserve account to decrease by $150,614, causing an increase in net inventory and a decrease in cost of sales for the fiscal year.

	Fiscal Year Ended June 30
	2010	2009

Cost of Sales ………………………………………	$ 214,215	$ 163,352
Inventory Obsolescence Reserve.. …………….	(234,150)	(41,904)
Cost of Sales, as reported ……………………….	$ (19,935)	$ 121,448

Total selling, general and administrative expenses for the fiscal year ended June 30, 2010 were $2,402,773 compared to $643,311 for the fiscal year ended June 30, 2009, a 273% increase.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Fiscal Year Ended June 30		Change from Prior Year
	2010	2009	Dollar	Percent

Wages, related expenses and benefits	$ 483,460	$ 484,350	$ (890)	-0.18%
Deferred Compensation	1,135,249	(233,888)	1,369,137	585.38%
Patents and related expenses	2,875	-	2,875	NA
Outside consultants	72,506	27,662	44,844	162.11%
Rent (building/equipment) and utilities	53,697	56,877	(3,180)	-5.59%
Insurance-general and directors/officers liability	20,840	26,707	(5,867)	-21.97%
Selling, marketing and promotion	390,790	9,944	380,846	3,829.91%
Legal and audit/accounting fees	45,274	84,496	(39,222)	-46.42%
Depreciation and amortization	2,391	8,483	(6,092)	-71.81%
Stock option expense	106,250	91,500	14,750	16.12%
Other-general and administrative	89,441	87,180	2,261	2.59%
Total selling, general and administrative expense	$ 2,402,773	$ 643,311	$ 1,759,462	273.50%

Because the Company’s stock price increased during the twelve month period ended June 30, 2010, deferred compensation expense increased by $1,369,137 over the prior year.  Selling, marketing and promotion expenses increased by 3,829% due to the Company’s transition from a transfer price system where it sold directly to distributors and no commissions paid, to a commission system where the Company sells directly to the customer and pays a commission to distributor.  Legal expenses decreased 42% from 2009 to 2010 as the company had additional securities related legal issues in 2009 that did not occur  in 2010.  Accounting & Tax expenses decreased 47% from 2009 to 2010.  In June 2009, the Company selected new auditors which significantly decreased audit and quarterly review expenses.

Outside consultants expense increased  to $72,506 for the fiscal year ended June 30, 2010 from  $27,662 for the fiscal year ended June 30, 2009, a 162% increase.  A breakdown of outside consultant expense for fiscal years 2010 and 2009 is provided below:

	Fiscal Year Ended June 30		Change from Prior Year
	2010	2009	Dollar	Percent
Outside Consultants Expense
SOX/404 Consulting	$ 3,300	$ 3,675	$ (375)	-10.20%
R&D Engineering - Consulting	10,695	880	9,815	1,115.37%
IT Systems Consulting	6,443	5,012	1,432	28.56%
Quality Systems & Regulatory	30,944	16,965	13,979	82.40%
Web Site Consulting	80	340	(260)	-76.47%
Other – Contract – Accounting & Customer Service	21,044	790	20,253	2,563.6%
Total Outside Consultants Expense	$ 72,506	$ 27,662	$ 44,844	162%

Other Contractor expenses increased $20,253 from 2009 to 2010 due to the use of contractors instead of employees in accounting and customer service functions during 2010.  The increase in R&D Consulting expenses of 1,115% from 2009 to 2010 is tied to the development of next generation of the Company’s technology that was developed to test a new sensor technology, which is in the early stages of research and development.  The increase in Quality System/Regulatory consulting expense is primarily a result of shifting internal Quality activities to an outside consultant.

       Other – general and administrative expenses decreased to $89,441 for the fiscal year ended June 30, 2010 from $87,180 for the fiscal year ended June 30, 2009, respectively, a 2.59% increase.  A breakdown of Other – general and administrative expense for fiscal years 2010 and 2009 is provided below.

	Fiscal Year Ended June 30		Change from Prior Year
	2010	2009	Dollar	Percent
Stock Transfer Agent/Registrar Fees	$ 4,174	$ 2,579	$ 1,595	61.85%
Telephone	10,343	13,970	(3,627)	-25.96%
Postage/Delivery/Courier	2,432	1,318	1,114	84.52%
Licenses & Fees	4,197	3,581	616	17.20%
SEC Filings Expense	4,848	2,477	2,371	95.73%
Office Supplies	5,106	3,399	1,707	50.22%
State Income Taxes	1,600	4,599	(2,999)	-65.21%
Payroll Expense - (Paychex)	2,743	3,944	(1,201)	-30.46%
Trash Removal	1,089	1,151	(62)	-5.38%
Repairs & Maintenance	7,266	8,556	(1,290)	-15.07%
Computer Software/Supplies	1,888	2,209	(321)	-14.54%
Bank Charges - Credit Cards	9,878	6,453	3,425	53.08%
Meals & Entertainment	2,793	2,112	681	32.24%
Auto Expense/Parking	4,943	5,440	(497)	-9.14%
Warehouse Supplies	703	-	703	703%
Travel - Other	21,673	19,120	2,553	13.35%
Meetings	(1,353)	3,443	(4,796)	-139.29%
Patent Expense	2,875	-	2,875	2875%
All other components	2,243	2,829	(586)	-20.71%
Total Other-general & administrative	$ 89,441	$ 87,180	$ 2,261	2.59%

Net loss was $989,759 and $248,440 for the fiscal years ended June 30, 2010 and 2009, respectively.  For the fiscal year ended June 30, 2010, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 41,278,165.  For the fiscal year ended June 30, 2009, basic and diluted net loss per share was $(.01), based on weighted average shares outstanding of 40,722,471.

Liquidity and Capital Resources

             Cash and cash equivalents had a net increase of $355,730 and a net decrease of $383,950 for the years ended June 30, 2010 and June 30, 2009, respectively.  The significant elements of these changes were as follows:

	Fiscal Year Ended June 30
Net cash provided by / (used in) operating activities:	2010		2009

— Net loss, as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense, inventory obsolescence reserve adjustment)	$ 64,018		$ (373,542)

— (Increase) / Decrease in accounts receivable:	(A)	4,427	(A)	(16,500)
– (A) Collection of funds prior to shipment directly affects the decrease in accounts receivable
— (Increase) / Decrease in inventory:	(B)	(12,518)	(B)	12,612
– (B) We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.
— Increase / (Decrease) in accrued vacation, payroll and payroll taxes – (C) Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes	(C)	34,790	(C)	(33,782)
— Increase / (Decrease) in deferred revenue: – (D) Cash received from warranty maintenance contracts, and is amortized over the length of the contract.	(D)	62,144	(D)	24,485
— Increase/(Decrease) in accrued commissions: – (E) Expense amounts related to accrued commissions	(E)	110,500	-

The Company had no investing activities for the years ended June 30, 2010 and 2009.

 In fiscal year 2010, for financing activities, the Company raised $75,000 through the exercise of warrants held by investors and $1,650 through the exercise of options held by employees.  There were no financing activities in fiscal year 2009.

We have incurred operating losses and have not generated significant cash flow from operations.  As of June 30, 2010, we had an accumulated deficit of $28,424,366.

As of June 30, 2010, we had cash and cash equivalents of $1,053,648 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and anticipated operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following June 30, 2010.

Our current marketing strategy focuses on selling the CVProfilor® DO-2020 System to physicians who treat patients with hypertension and diabetes through our independent distributor network.  We believe these physicians have the greatest interest in, and use for, our product.  The most critical factor in our ability to increase revenue rests in our ability to expand our network of independent distributors selling the CVProfilor® DO-2020 System.

The existence, timing and extent of reimbursement of physicians for the use of our CVProfilor® DO-2020 affects our availability to sell the product.  Reimbursement will always vary considerably by the patient’s medical necessity, by physician, by provider, by geography and by provider coverage plans, making the process of obtaining reimbursement for the CVProfilor® DO-2020 by current physician customers an important component of our product’s success.  To the extent that reimbursement is unavailable or inadequate, physicians will be less likely to purchase the CVProfilor® DO-2020.

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

Years Ended June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.

We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2010 and June 30, 2009 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/  Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
September 24, 2010

 Hypertension Diagnostics, Inc.

Balance Sheets
	June 30,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$ 1,053,648	$ 697,918
Accounts receivable, net	38,073	42,500
Inventory, net	442,005	278,873
Prepaids and other current assets	4,986	3,237
Total Current Assets	1,538,712	1,022,528

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	162,351	162,351
Total Property and Equipment	931,929	931,929
Less accumulated depreciation and amortization	(930,591)	(928,200)
Property and Equipment, net	1,338	3,729

Other Assets	6,530	6,530
Total Assets	$ 1,546,580	$ 1,032,787

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 14,090	$ 16,343
Accrued vacation, payroll and payroll taxes	82,369	47,579
Accrued commissions	110,500	-
Deferred revenue	72,202	48,246
Deposits from customers	970	970
Other accrued expenses	26,468	6,746
Deferred compensation	1,316,250	220,500
Total Current Liabilities	1,622,849	340,384

Long Term Liabilities:
Deferred revenue, less current portion	70,549	32,362

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--710,993 and 744,536
at June 30, 2010 and 2009, respectively. Each share of
preferred stock is convertible into 12 shares of common
stock at the option of the holder. (Aggregate
liquidation preference of $8,419,333 and $7,422,487
at June 30, 2010 and 2009, respectively.)	7,110	7,445
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares-- 41,916,320 and 40,963,088
at June 30, 2010 and 2009, respectively.	419,163	409,631
Additional paid-in capital	27,851,275	27,677,572
Accumulated deficit	(28,424,366)	(27,434,607)
Total Shareholders' Equity (Deficit)	(146,818)	660,041
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,546,580	$ 1,032,787

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Operations

	Years Ended June 30,
	2010	2009

Revenue:
Equipment sales	$ 1,187,272	$ 332,687
Equipment rental	75,820	86,863
Service/contract income	120,577	83,625
	1,383,669	503,175
Cost of Sales:
Cost of sales	214,215	163,352
Inventory obsolescence reserve	(234,150)	(41,904)
Net Cost of Sales	(19,935)	121,448
Gross Profit	1,403,604	381,727

Expenses:
Selling, general and administrative	2,402,773	643,311
Total Expenses	2,402,773	643,311
Operating Loss	(999,169)	(261,584)

Other Income:
Interest income	9,410	13,144
Total Other Income	9,410	13,144
Net loss before income taxes	(989,759)	(248,440)
Income taxes	-	-
Net loss	$ (989,759)	$ (248,440)

Basic and Diluted Net Loss per Common Share	($0.02)	($0.01)
Weighted Average Common Shares Outstanding	41,278,165	40,722,471

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Shareholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2008	843,559	$ 8,436	39,774,812	$ 397,748	$ 27,596,964	$ (27,186,167)	$ 816,981
Conversion of Preferred Stock
into Common Stock	(99,023)	(991)	1,188,276	11,883	(10,892)	-	-
Stock based compensation	-	-	-	-	91,500	-	91,500
Net loss	-	-	-	-	-	(248,440)	(248,440)
Balance at June 30, 2009	744,536	7,445	40,963,088	409,631	27,677,572	(27,434,607)	660,041
Conversion of Preferred Stock
into Common Stock	(52,743)	(527)	632,916	6,329	(5,802)	-	-
Warrants Exercised	19,200	192	305,316	3,053	71,755	-	75,000
Stock Options Exercised	-	-	15,000	150	1,500	-	1,650
Stock based compensation	-	-	-	-	106,250	-	106,250
Net loss	-	-	-	-	-	-
Balance at June 30, 2010	710,993	$ 7,110	41,916,320	$ 419,163	$ 27,851,275	$ (28,424,366)	$ (146,818)

See accompanying notes.

Hypertension Diagnostics, Inc.

Statements of Cash Flows

	Years Ended June 30,
	2010	2009
Operating Activities:
Net loss	$ (989,759)	$ (248,440)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred stock based compensation expense	1,095,750	(225,750)
Depreciation	2,391	9,148
Stock option based compensation	106,250	91,500
Inventory obsolescence reserve	(150,614)	-
Change in operating assets and liabilities:
Accounts receivable	4,427	(16,500)
Inventory	(12,518)	12,612
Prepaids and other current assets	(1,749)	5,789
Accounts payable	(2,253)	(3,654)
Accrued vacation, payroll and payroll taxes	34,790	(33,782)
Accrued commissions	110,500	-
Deferred revenue	62,143	24,485
Other accrued expenses	19,722	642
Net cash provided by(used in) operating activities	279,080	(383,950)

Financing Activities	-	-
Proceeds from exercise of warrants	75,000
Proceeds from exercise of stock options	1,650	-
Net cash provided by financing activities	76,650	-

Net increase/(decrease) in cash and cash equivalents	355,730	(383,950)

Cash and cash equivalents at beginning of period	697,918	1,081,868
Cash and cash equivalents at end of period	$ 1,053,648	$ 697,918

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

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.  Invoice terms can vary from at date of shipment to net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2010 and 2009.

Inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials.  Market value encompasses consideration of all business factors including price, contract terms and usefulness.  The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value.  A reserve for potential obsolescence was $178,330 and $412,481 at June 30, 2010 and 2009.

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

1.  Organization and Significant Accounting Policies (Continued)

Revenue Recognition

Equipment sales revenue is recognized at the time of shipment to a customer or distributor.  Shipment occurs only after receipt of a valid purchase order.  Payments from customers and distributors are either received in advance of shipment or within a short time frame after shipment.  In the case of sales to distributors, such payment is not contingent upon resale of the product to end users.  Shipping and handling costs are included as cost of equipment sales.  At the time of shipment, all of the criteria for revenue recognition have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Equipment rental revenue, whether from a minimum monthly fee or from a per-patient-tested fee, is recognized when all of the criteria for revenue recognition have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

In the case of either a sale or rental of the Company’s product, there are no post-shipment obligations except for warranty maintenance contracts, which affect the timing of revenue recognition.  Neither customers nor distributors have a right to return or exchange product.  Warranty repairs on all of the above are handled on a repair or replacement basis, at the Company’s discretion.  Further, there is no installation of the product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, the Company believes its revenue recognition policy is appropriate.

The Company has warranty maintenance contracts with its customers ranging from 1 to 5 years to provide replacement parts to its customers.  These contracts are considered multiple element arrangements when initially sold with the related equipment.  When a sale involves multiple elements, revenue is allocated to each respective element based on its estimated fair value.  The Company requires full payment in advance and then a portion of the unearned amount is recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis.  The Company recognizes as current portion deferred revenue the amount that it will recognize over the next 12 months.  The remaining amount of deferred revenue is recognized as long-term deferred revenue.

Research and Development Costs

All research and development costs are charged to expense as incurred.  The Company incurred $10,695 and $880 in research and development costs for the fiscal years ended June 30, 2010, and 2009, respectively.

Income Taxes

    The Company accounts for income taxes by following an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has three open years of tax returns subject to examination.

    The Company recognizes a financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

1. Organization and Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company regularly grants options to individuals under various plans.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors on a straight-line basis over the respective vesting period of the awards.  The compensation expense for the Company's stock-based payments is based on estimated fair values determined at the time of the grant of the portion of stock-based payment awards that are ultimately expected to vest.

                  The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model. This option pricing model involves a number of assumptions, including the expected  term of the stock options, the volatility of the public market price for the Company's common stock and interest rates.

Recent Accounting Pronouncements

       In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

2.	Inventory
In evaluating its inventory as of June 30, 2010, the Company realized that the inventory obsolescence reserve established in 2003 was no longer reflecting the Company’s business because the Company’s revenue model had shifted from almost, exclusively, rental to almost exclusively sale of capital equipment.  Therefore, the methodology behind the inventory obsolescence reserve was deemed to be inconsistent with the Company’s current revenue model.  The Company determined a more appropriate method for estimating the realizability of its inventory was to look at surplus parts components beyond the number of units the Company estimates it can sell based on quantities of critical parts.  The change in estimate, at June 30, 2010, resulted in the inventory obsolescence reserve account to decrease by $150,614, causing an increase in net inventory and a decrease in cost of sales for the fiscal year.

Each quarter, the Company will review its inventory and supplier status to determine if further adjustments to the inventory obsolescence reserve are needed.

At June 30, 2010 and 2009 inventory consisted of the following:

	June 30
	2010	2009

Raw materials	$ 617,932	$ 676,981
Finished goods	2,403	14,373
Inventory obsolescence reserve	(178,330)	(412,481)
Total Inventory	$ 442,005	$ 278,873

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

3.      Deferred Compensation Expense (continued)

On June 5, 2006, the Company entered into another employment agreement for the period January 1, 2006 through December 31, 2006, whereby it accrued 175,000 phantom shares of its common stock per month payable to its CEO.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined below).  The Company extended the employment agreement for the period January 1, 2007 through December 31, 2007, January 1, 2008 through December 31, 2008 and January 1, 2009 through December 31, 2009, where it accrued 175,000 phantom shares of its common stock per month payable to its CEO. On December 15, 2009, the Company extended the employment agreement for the period January 1, 2010 through December 31, 2010 and  increased the number of accrued phantom shares of its common stock per month payable to its CEO to 225,000 phantom shares.

The Company has accrued a compensation liability of $220,500 at June 30, 2009, which is the fair market value of 7,350,000 phantom shares accrued through June 30, 2009 relating to this provision.  As of June 30, 2010, the Company has accrued a compensation liability of $1,316,250  which is the fair market value of 9,750,000 shares accrued through June 30, 2010 relating to this employment agreement.  Due to the accrual of additional phantom shares and changes in the trading price ($0.135) at June 30, 2010 of the Company’s common stock, the Company recorded a net expense of $1,095,750 and a net benefit of $225,750 for the fiscal year ended June 30, 2010 and June 30, 2009 respectively

Per the terms of the employment agreement, payment of the deferred compensation benefit will occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012.  Upon one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.

4.      Income Taxes

The income tax provision consists of the following for the years ended June 30:

	2010	2009
Current tax provision	-	-
Deferred tax provision	$ 396,000	$ 155,000
Valuation allowance	(396,000)	(155,000)
Total income tax provision	$ -	$ -

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2010	2009
Federal tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0
Effective income tax rate	— %	— %

At June 30, 2010, the Company has estimated net operating loss carryforwards totaling approximately $21,160,000 for federal income tax purposes and $10,922,000 for state income tax purposes.  Loss carryforwards have begun to expire this fiscal year and expire through 2030.

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

4.      Income Taxes (continued)

Components of deferred tax assets are as follows:

	June 30
	2010	2009
Loss carryforwards	$ 7,869,000	$ 7,859,000
Inventory reserve	71,000	140,000
Deferred compensation	528,000	75,000
Accrued vacation	12,000	10,000
Less valuation allowance	(8,480,000)	8,084,000
Net deferred tax assets	$ -	$ -

     At June 30, 2010, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

     The Company is subject to U.S. Federal and Minnesota state income tax.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

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

In addition, so long as any shares of the Series A Preferred Stock are outstanding, the Company may not, without the approval of the majority of the holders of the Series A Preferred Stock then outstanding, take certain corporate actions, as described in the Certificate of Designation.  Upon any liquidation, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets a liquidation preference equal to an internal rate of return on the adjusted stated value of the Series A Preferred Stock (currently $1.68 per share) equal to 20%.  Any assets remaining after this initial distribution shall be distributed to the holders of the Company’s common stock and the Series A Preferred Stock on an as-if converted basis.  As of June 30, 2010 and 2009, the value of this liquidation preference was $8,419,333 and $7,422,487, respectively.

Conversion of Preferred Stock into Common Stock

During the fiscal years ended June 30, 2010 and 2009, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock.  An aggregate of 52,743 shares of Series A Convertible Preferred Stock were converted into an aggregate of 632,916 shares of common stock for the fiscal year ended June 30, 2010 and an aggregate of 99,023 shares of Series A
Convertible Preferred Stock were converted into an aggregate of 1,188,276 shares of common stock for the fiscal year ended June 30, 2009.

5. Shareholders’ Equity (continued)

Series A Preferred Stock and Common Stock Warrants

The following is a summary of the outstanding stock purchase warrants that were issued in connection with our private placements of Series A Preferred and Common Stock in August 2003 and February 2004 as of June 30, 2010:

	Warrant A		Warrant B		Warrant C
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$.17	$2.64 (1)	$.22 (2)	$3.60	$.30
August 2003 Placement
Outstanding Balance, June 30, 2008	-	-	89,810	1,428,171	410,198	6,523,233
Exercised during fiscal 2009	-	-	-	-	-	-
Expired during fiscal 2009	-	-	-	-	-	-

Outstanding Balance, June 30, 2009	-	-	89,810	1,428,171	410,198	6,523,233
Exercised during fiscal 2010	-	-	19,200	305,316	-	-
Expired during fiscal 2010	-	-	-	-	-	-
Outstanding Balance, June 30, 2010	-	-	70,610	1,122,855	410,198	6,523,233

Expiration Date			09/30/11	09/30/11	09/30/11	09/30/11

February 2004 Placement
Outstanding Balance, June 30, 2008	-	-	94,496	1,502,702	82,686	1,314,868
Exercised during fiscal 2009	-	-	-	-	-	-
Expired during fiscal 2009	-	-	-	-	-	-
Outstanding Balance, June 30, 2009	-	-	94,496	1,502,702	82,686	1,314,868
Exercised during fiscal 2010	-	-	-	-	-	-
Expired during fiscal 2010	-	-	-	-	-	-
Outstanding Balance, June 30, 2010	-	-	94,496	1,502,702	82,686	1,314,868

Expiration Date			09/30/11	09/30/11	09/30/11	09/30/11

 (1)  In February, 2010, the Company temporarily modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 to encourage the exercise of the warrants; at this time, the temporary price reduction is still in effect.

(2)   In February, 2010, the Company temporarily modified the exercise price on all of the Common Stock Warrant B from $0.22 to $0.14 to encourage the exercise of the warrants; at this time, the temporary price reduction is still in effect.

In July 2010, the Company extended the above warrants through September 30, 2011 to encourage exercising of these warrants in order for the Company to receive additional funding.  No compensation was recorded for this extension due to the warrants were originally connected to a capital raise.

  During the year ended June 30, 2010, the Company received $75,000 in cash proceeds for the exercise of common and preferred stock warrants of 19,200 and 305,316, respectively.

6.      Stock Options

During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan (the “1995 Option Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, directors, officers, consultants and advisors of the Company.  The maximum number of shares reserved under the Plan is 400,000 shares.  The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 1995 Option Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company’s outstanding voting common stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date.  The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date.  At September 22, 2005, the 1995 Option Plan terminated, at which time there were 2,500 shares available for grant.

A summary of outstanding options under the 1995 Option Plan is as follows:

	Options	Weighted Average	Aggregate
	Outstanding	Exercise Price	Intrinsic
	and Exercisable	per Share	Value

Balance at June 30, 2008	263,000	$ 0.17
Granted	-	-
Exercised	-	-
Canceled/forfeited	263,000	0.17
Balance at June 30, 2009	-	-
Granted	-	-
Exercised	-	-
Canceled/forfeited	(3,000)	-
Expired	-	-
Balance at June 30, 2010	260,000	$ 0.17	$ -

The outstanding options have a weighted average remaining contractual life of 4.46 years.

On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company,  up to a maximum of 750,000 shares.  Stock options may be either qualified or nonqualified for income tax purposes.  On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000.  Terms of the 1998 Option Plan are similar to the 1995 Option Plan above.  The 1998 Option Plan expired in May 2008.

   A summary of outstanding options under the 1998 Option Plan is as follows:

	Options	Weighted Average	Aggregate
	Outstanding	Exercise Price	Intrinsic
	and Exercisable	per Share	Value

Balance at June 30, 2008	1,024,000	$ 1.45
Granted	-	-
Exercised	-	-
Canceled/forfeited	(170,000)	3.34
Balance at June 30, 2009	854,000	1.08
Granted	-	-
Exercised	-	-
Canceled/forfeited	(70,428)	2.47
Expired	-	-
Balance at June 30, 2010	783,572	$ 0.95	$ -

6.      Stock Options (continued)

At June 30, 2010, there were 783,572 options outstanding having exercise prices between $0.165 and $6.12 that had been granted under the 1998 Option Plan.  The outstanding options had a weighted average remaining contractual life of 2.72 years.

    On October 31, 2003, the Board of Directors approved the 2003 Stock Plan (the “2003 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company.  On November 10, 2005, the Board of Directors approved the following amendments to the 2003 Option Plan: 1) changed the definition of the term “Stock” to exclude Series A Convertible Preferred Stock; 2) changed the Shares Reserved for Issuance to exclude six million (6,000,000) shares of Series A Convertible Preferred Stock; and 3) eliminated the annual automatic grant of stock options to non-employee directors.  Stock options granted may be either qualified or nonqualified for income tax purposes.  Up to a maximum of 4,000,000 shares of common stock may be issued under the 2003 Option Plan. Terms of the 2003 Option Plan are similar to the 1995 Option Plan above.

A summary of outstanding options under the 2003 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2008	761,658	3,238,342	$ 0.19
Granted.	-	-	-
Exercised	-	-	-
Canceled/forfeited	200,000	(200,000)	0.12
Balance at June 30, 2009	961,658	3,038,342	0.19
Granted	(900,000)	900,000	0.11
Exercised	-	(15,000)	0.11
Canceled/forfeited	30,000	(30,000)	0.20
Balance at June 30, 2010	91,658	3,893,342	$ 0.17	$ 45,000

At June 30, 2010, there were 3,893,342 options outstanding having exercise prices between $0.11 and $0.20 that had been granted under the 2003 Option Plan.  The outstanding options had a weighted average remaining contractual life of 5.18 years.

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

6.      Stock Options (continued)

A summary of outstanding options under the 2005 Option Plan is as follows:

	Shares		Weighted Average	Aggregate
	Available	Options	Exercise Price	Intrinsic
	for Grant	Outstanding	per Share	Value

Balance at June 30, 2008	4,170,000	1,830,000	$ 0.16
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	-	-	-
Balance at June 30, 2009	4,170,000	1,830,000	0.16
Granted	(400,000)	400,000	0.11
Exercised	-	-	-
Canceled/forfeited	-	-	0.11
Balance at June 30, 2010	3,770,000	2,230,000	$ 0.15	$20,000

At June 30, 2010, there were 2,230,000 options outstanding having exercise prices between $0.11 and $0.15 that had been granted under the 2005 Option Plan.  The outstanding options had a weighted average remaining contractual life of 6.96 years.

As of  June 30, 2010 and 2009, the Company had also granted a total of 25,000 options outside the 1995 Option Plan, the 1998 Option Plan, the 2003 Option Plan and the 2005 Option Plan.  These options have a weighted exercise price of $3.70 and a weighted average remaining contractual life of 0.78 years as of June 30, 2010.  The aggregate intrinsic value of these options was $0 at June 30, 2010.  There were no non-Plan options granted during the years ended June 30, 2010 and 2009, respectively.

The fair value of options granted during fiscal years 2010 and 2009 were estimated using the Black-Scholes option pricing model.

	Risk-Free	Expected Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2009	N/A	N/A	N/A	N/A
June 30, 2010	2.97%	None	10 years	161.76

On December 17, 2009, the Company granted a total of 1,300,000 new stock options; 900,000 from the 2003 Plan were granted to the four independent board members for their 2010 board service at an exercise price of $0.11 per share and 400,000 from the 2005 Plan were granted to the Company’s President vesting over a two year period at an exercise price of $0.11 per share. These options had an estimated fair value of $0.11 per share.

      Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

As of June 30, 2010 and 2009, the Company recognized $106,250 and $91,500 of stock option expense.   As of June 30, 2010, there was $82,492 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.58 years.

7.      Earnings (Loss) Per Share

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended June 30, 2010 and 2009:

7.      Earnings (Loss) Per Share (continued)

	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(989,759)	$(248,440)
Weighted average of common shares outstanding	41,278,165	40,722,471
Basic net earnings (loss) per share	$(0.02)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(989,759)	$(248,440)
Weighted average of common shares outstanding	41,278,165	40,722,471
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	41,278,165	40,722,471
Diluted net income (loss) per share	$(0.02)	$(0.01)

(1)
At June 30, 2010, there were 710,993 shares of  Series A Convertible Preferred Stock outstanding and 744,536 at June 30, 2009. Using the preferred stock conversion ratio of 12:1, the common  stock equivalents attributable to these preferred shares are 8,531,916 at June 30, 2010 and 8,934,432 at June 30, 2009.  These common stock equivalents are anti-dilutive at June 30, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

(2)
At June 30, 2010, there were common stock equivalents attributable to outstanding stock options of 7,191,914 common shares and 6,010,342 common shares at June 30, 2009. The stock options are anti-dilutive at June 30, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

(3)
At June 30, 2010, there were common stock equivalents of 18,712,923 and 19,248,639 common stock equivalents  at June 30, 2009, attributable to warrants. The warrants expire on September 30, 2011. The warrants are anti- dilutive for the years-ended June 30, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

8.      License Agreement

In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents.  Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents.  In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue.  Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred.  Termination of the license agreement occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists.  Since the Regents have filed seven U.S. patents, the last of which expires on December 28, 2010, the agreement with the Regents will expire on December 28, 2010.  Royalties expense was $26,593 and $12,490 in fiscal years 2010 and 2009, respectively.

9.      Employee Benefit Plan

The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements.  The Plan requires mandatory contributions by the Company.  The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral,  not to exceed 3% of employee’s compensation.  The matching contributions expense amounted to $8,718 and $9,735 in fiscal years 2010 and 2009, respectively.

10.      Commitments

The Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space.  Effective August 11, 2006, the term of this operating lease was extended for forty-eight (48) months from November 1, 2006 to October 31, 2010.  Rent expense was $77,576 and $77,095 in fiscal years 2010 and 2009, respectively.

The following is a schedule of future minimum lease payments due as of June 30, 2010:

Year ending June 30:
2011………………………………………………………………………………......................................................................	19,551

11.      Significant Customers and Credit Risk

Revenue from the Company’s products is concentrated among specific customers in the same industry.  The Company generally does not require collateral.  While no direct (physical) customer accounted for more than 10% of total revenue in the years ended June 30, 2010 and 2009, respectively, one distributor accounted for approximately 68% and 20% of unit sales in the years ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, one customer accounted for 75% of outstanding receivables and as of June 30, 2009, two customers accounted for 100% of outstanding accounts receivable.

12.           Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
June 30, 2010:
Revenue	$ 302	$ 458	$ 126	$ 497
Gross Profit	269	415	103	616
Net income (Loss)	(780)	(233)	(334)	357
Basic and Diluted
Net income (loss) per common share	(0.02)	0.00	(0.01)	0.01

June 30, 2009:
Revenue	$ 136	$ 137	$ 65	$ 165
Gross Profit	101	102	37	142
Net income (Loss)	122	(191)	(19)	(160)
Basic and Diluted
Net income (loss) per common share	.00	(.00)	(.00)	(.00)

13. Litigation

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

14. Reclassifications

    Certain amounts in the June 30, 2009 financial statements have been reclassified to conform to the June 30, 2010 presentation.  The reclassifications had no effect on the June 30, 2009 cash flows, financial position or net income (loss), as originally reported.

15. Subsequent Events

In July and August of 2010, the Company received total proceeds of $30,000 from the exercise of 7,680 warrants to purchase Series A Preferred Stock at an exercise price of $1.68 per share and 122,127 warrants to purchase Common Stock at an exercise price of $0.14 per share.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with our current auditors.

ITEM 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, Mark N. Schwartz, and members of our accounting staff, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2010 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were effective as of June 30, 2010.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the year ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since

Larry Leitner (1) (2)	57	Director	2003
Alan Stern (1) (2)	55	Director	2003
Greg H. Guettler	56	President, Secretary and Director	1997
Mark N. Schwartz	54	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	55	Director	1995
Jay N. Cohn, M.D.	80	Director	1988

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

The Board of Directors has an Audit Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Alan Stern. Kenneth W. Brimmer is serving on our audit committee as an audit committee financial expert.  The Audit Committee operates under an Audit Committee Charter, adopted effective June 5, 2000,  amended and restated on October 31, 2003 and on July 15, 2010.  Each of the members of the Audit Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards.  The Audit Committee of the Board of Directors is responsible for the selection and approving the compensation of the independent auditors, providing independent, objective oversight of our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended June 30, 2010.  In making this statement, we have relied solely  on  copies  of  any reporting forms received by us.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Mark Schwartz	2010	$ 134,723		$ 324,000	(1)					$ 458,723
Chief Executive Officer	2009	$ 112,000		$ 63,000	(1)					$ 175,000
Greg H. Guettler	2010	$ 187,961								$ 187,961
President and Secretary	2009	$ 181,000								$ 181,000

 (1) Amount of Stock Award reflects the value of the Phantom Stock of 2,400,000 shares awarded in fiscal year ending June 30, 2010 and 2,100,000 shares awarded in fiscal year ending June 30, 2009 to Mr. Schwartz pursuant to the Deferred Equity Incentive Agreement multiplied by the closing stock price at the end of each fiscal year, $0.135 at June 30, 2010, and $0.03 at June 30, 2009.

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers and Employees at June 30, 2010.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark N. Schwartz								9,750,000	$1,316,250

								(1)	(2)
Greg H. Guettler	171,080			0.165	12/15/14
	25,000			1.000	06/11/12
	150,000			0.180	05/29/13
	63,786			0.165	12/15/14
	400,000			0.200	12/17/13
	424,943			0.165	12/15/14
	150,000 400,000			0.200 0.110	08/03/16 12/16/19

(1)
Amount of Equity Incentive Plan Awards reflects the total number of Phantom Stock shares accumulated by Mr. Schwartz since inception of the Deferred Equity Incentive Agreement effective January 1, 2006.

(2)	Market Value of Unearned Shares reflects the value of the accumulated Phantom Stock shares multiplied by the closing stock price at the end of each fiscal year.

Employment Agreement
In connection with the August 2003 Private Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board.  Pursuant to such employment agreement, Mr. Schwartz was provided a monthly salary of $6,000 cash.  Effective March 1, 2005, the Compensation Committee of the Board of Directors approved an increase in the monthly cash salary from $6,000 to $7,000.  Effective March 27, 2006, the Compensation Committee approved an increase in the monthly cash salary from $7,000 to $8,333.  Effective September 10, 2007, the compensation Committee approved an increase in the monthly cash salary from $8,333 to $9,333.  In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Compensation Committee
On June 5, 2006, we entered into a Deferred Equity Incentive Agreement (the “Agreement”) with Mr. Schwartz.  The effective date of this Agreement is January 1, 2006.  Under the terms and conditions of this Agreement, the Company shall grant to Mr. Schwartz certain equity incentive compensation units (“Units”) that would: (1) have a current value related to the net value of our voting common stock; (2) increase or decrease with any future changes in the value of that stock; (3) be payable in cash only upon certain events; and (4) be

Employment Agreement (continued)

payable in 2010 without regards to events.  For the period January 1, 2009 through December 31, 2009, we will grant to Mr. Schwartz one hundred seventy-five thousand (175,000) phantom units each month.  Effective January 1, 2010, the board of directors increased the number of units in the Agreement to 225,000 per month. For the fiscal year ending June 30, 2010, the Company has accrued $1,316,250 in stock compensation benefit relating to the Agreement.

On September 10, 2007, the Compensation Committee approved for Mr. Greg Guettler an increase in the monthly cash salary from $14,000 to $15,083.

Compensation of Directors

Members of our Board of Directors receive no cash compensation for such service.  On November 28, 2006, an option to purchase 480,000 shares of our common stock was granted to Jay Cohn and an option to purchase 450,000 shares each was granted to Alan Stern, Larry Leitner and Ken Brimmer at an exercise price of $0.16 per share, which would vest annually in equal increments over a three year period in accordance with the terms of our 2005 Stock Option Plan.  On December 17, 2009, each director was awarded an option to purchase 225,000 shares (totaling 900,000 shares of our common stock) was granted at an exercise price of $0.11 per share, which would vest quarterly over a 12-month period.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan: 1998 Plan: 2003 Plan:	260,000 783,572 3,893,342	$0.17 $0.95 $0.17	0 0 91,658
	2005 Plan:	2,230,000	$0.15	3,770,000
Equity compensation plans not approved by shareholders	Other:	25,000	$3.70	0
Total		7,191,914	$0.26	3,861,658

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

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of September 24, 2010 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2010, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 2915 Waters Road, Suite 108, Eagan, Minnesota 55121.

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days (1)	Total	Percentage of Class Beneficially Owned

Mark N. Schwartz (2) (3)	Common	5,290,483	606,606	5,897,089	14.19%
	Preferred	0	38,145	38,145	4.87%
	Combined	5,290,483	1,064,346	6,354,829	12.62%

Larry Leitner (2)	Common	1,419,265	1,208,557	2,627,822	6.23%
	Preferred	67,840	21,760	89,600	11.69%
	Combined	2,233,345	1,469,677	3,703,022	7.38%

Alan Stern (2)	Common	1,290,631	1,342,889	2,633,520	6.22%
	Preferred	66,694	30,208	96,902	12.51%
	Combined	2,090,959	1,705,385	3,796,344	7.55%

Greg H. Guettler (2) (3)	Common	45,356	1,507,202	1,552,558	3.66%
	Preferred	1,280	1,408	2,688	0.36%
	Combined	60,716	1,524,098	1,584,814	3.18%

Jay N. Cohn (2)	Common	1,198,764	1,645,245	2,844,009	6.67%
	Preferred	68,829	42,240	111,069	14.12%
	Combined	2,024,712	2,152,125	4,176,837	8.29%

Kenneth W. Brimmer (2)	Common	196,992	1,032,851	1,229,843	2.93%
	Preferred	8,960	9,856	18,816	2.49%
	Combined	304,512	1,151,123	1,455,635	2.91%

All Officers and Directors	Common	9,441,491	7,343,349	16,784,840	34.75%
as a Group (6 individuals)	Preferred	213,603	143,617	357,220	40.22%
	Combined	12,004,727	9,066,753	21,071,480	40.82%

Marten Hoekstra	Common	2,309,170	1,119,538	3,428,708	8.15%
	Preferred	63,998	70,399	134,397	16.49%
	Combined	3,077,146	1,964,320	5,041,466	9.94%

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

ITEM 13. Certain Relationships and Related Transactions

 None.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our former independent accountant Baker Tilly Virchow, Krause & Company, LLP (“VK”) for professional services rendered for the years ended June 30, 2010 and 2009 and fees billed to us and agreed upon fees to be billed to us by our current independent accountant  Moquist Thorvilson Kaufmann Kennedy & Pieper, LLC (“MTK”) for professional services rendered for the years ended June 30, 2010 and 2009:

	2009		2010

Service	VK	MTK	MTK
Audit Fees	$ 28,315	$ 21,500	$ 35,750
Audit Related Fees	3,200	-	-
Tax Fees	-	-	-
All other Fees	-	-	-
TOTAL	$ 31,515	$ 21,500	$ 35,750

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by  MTK in connection with our statutory and regulatory filings or engagements.

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

All other fees consist of the aggregate fees billed for products and services provided by VK and MTK and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to VK and MTK were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by VK and MTK. Furthermore, no work of VK and MTK with respect to its services rendered to us was performed by anyone other than VK or MTK.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

(a)	Financial Statements

(b)	Exhibits

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998, or the 1998 Registration Statement

3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.

3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.

4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.

4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.

4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.8	Form of Common Stock Purchase Warrant issued dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003, or the August 8-K

4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.

4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.

4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.

4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.

4.17	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.

4.18	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.

9.1	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.

10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.

10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.5	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.

10.15	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.16	Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003*	Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004

10.17	Deferred Equity Incentive Agreement between Mark N. Schwartz and the Company, dated June 5, 2006*	Filed Herewith.

10.18	2003 Stock Option Plan*	Exhibit 10.1 of the Company’s 2006 Form S-8 Registration Statement

10.19	2005 Stock Option Plan*	Exhibit 10.2 of the Company’s 2006 Form S-8 Registration Statement

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith.

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

31.2	Certification of Principal Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.

32.1	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ
                                MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated:  September 24, 2010

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 24,  2010.

Each person whose signature appears below constitutes and appoints Mark N. Schwartz as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ MARK N. SCHWARTZ Mark N. Schwartz	Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer (Principal executive officer)

/s/ LARRY LEITNER	Director
Larry Leitner

/s/ ALAN STERN	Director
Alan Stern
/s/ KENNETH W. BRIMMER	Director
Kenneth W. Brimmer

/s/ GREG H. GUETTLER	President, Secretary, and Director
Greg H. Guettler

/s/ JAY N. COHN	Director
Jay N. Cohn