Form 10-Q
period 2010-11-12
HYPERTENSION DIAGNOSTICS INC /MN
filed 2010-11-12
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
YES  NO ☒

The number of shares of Common Stock outstanding as of November 12, 2010 was 42,038,447.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – September 30, 2010 (unaudited) and June 30, 2010	4

	Statements of Operations (unaudited) – Three Months Ended September 30, 2010 and 2009	5

	Statements of Cash Flows (unaudited) – Three Months Ended September 30, 2010 and 2009	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	15

	SIGNATURES	16

	CERTIFICATIONS	17

Forward-Looking Statements

This report contains forward-looking statements that are based on the current beliefs of our management as well as assumptions made by and information currently available to management.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2010 Annual Report on Form 10-K under the caption “Risk Factors,” as well as others not now anticipated.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$ 889,425	$ 1,053,648
Accounts receivable	23,372	38,073
Inventory, net	454,691	442,005
Prepaids and other current assets	12,198	4,986
Total Current Assets	1,379,686	1,538,712

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	162,351	162,351
Total Property and Equipment	931,929	931,929
Less accumulated depreciation and amortization	(930,908)	(930,591)
Property and Equipment, net	1,021	1,338

Other Assets	6,530	6,530
Total Assets	$ 1,387,237	$ 1,546,580

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 16,767	$ 14,090
Accrued vacation, payroll and payroll taxes	73,518	82,369
Deferred revenue	62,197	72,202
Accrued commissions	29,625	110,500
Other accrued expenses	29,053	27,438
Total Current Liabilities	211,160	306,599

Long Term Liabilities: Deferred compensation	938,250	1,316,250
Deferred revenue, less current portion	60,174	70,549
Total Long Term Liabilities	998,424	1,386,799

Shareholders' Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--718,673 and 710,993
at September 30, 2010 and June 30, 2010, respectively;
each share of preferred stock is convertible into 12 shares
of common stock at the option of the holder (aggregate
liquidation preference $8,844,181 and $8,419,333 at
September 30, 2010 and June 30, 2010, respectively)	7,187	7,110
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--42,038,447 and 41,916,320
at September 30, 2010 and June 30, 2010, respectively	420,384	419,163
Additional paid-in capital	27,910,227	27,851,275
Accumulated deficit	(28,160,145)	(28,424,366)
Total Shareholders' Equity (Deficit)	177,653	(146,818)
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,387,237	$ 1,546,580

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenue:
Equipment sales	$ 211,000	$ 254,235
Equipment rental	12,852	25,161
Service/contract income	33,356	22,679
	257,208	302,075
Cost of Sales:
Cost of sales	37,854	50,622
Inventory obsolescence allowance	-	(17,838)
Net Cost of Sales	37,854	32,784
Gross Profit	219,354	269,291

Expenses:
Selling, general and administrative	(40,564)	1,050,841
Total Expenses	(40,564)	1,050,841
Operating income (loss)	259,918	(781,550)

Other Income:
Interest income	1,995	-
Miscellaneous income	2,308	1,483
Total Other Income	4,303	1,483
Net income (loss) before income taxes	264,221	(780,067)
Income taxes	-	-
Net income (loss)	$ 264,221	$ (780,067)

Net Income (loss) per Common Share:
Basic	$ 0.01	$ (0.02)
Diluted	$ 0.01	$ (0.02)

Weighted Average Common Shares Outstanding:
Basic	41,995,526	40,973,711
Diluted	50,619,552	40,973,711
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

Three Months Ended September 30,
	2010	2009
Operating Activities:
Net income(loss)	$ 264,221	$ (780,067)
Adjustments to reconcile net income(loss) to net
cash provided by(used in) operating activities:
Deferred stock based compensation expense	(378,000)	763,875
Depreciation	317	1,440
Stock options expense	30,250	22,875
Change in operating assets and liabilities:
Accounts receivable	14,701	36,719
Inventory	(12,686)	(9,919)
Prepaids and other current assets	(7,212)	(7,011)
Accounts payable	2,677	(3,734)
Accrued payroll and payroll taxes	(8,851)	26,452
Deferred revenue	(20,380)	35,155
Accrued commissions	(80,875)	-
Other accrued expenses	1,615	180,245
Net cash provided by (used in) operating activities	(194,223)	266,030

Financing Activities:
Proceeds from exercise of warrants	30,000	-

Net increase(decrease) in cash and cash equivalents	(164,223)	266,030

Cash and cash equivalents at beginning of period	1,053,648	697,918

Cash and cash equivalents at end of period	$ 889,425	$ 963,948

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2010

1.	Basis of Presentation

             The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011.  The June 30, 2010 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The policies described in that report are used for preparing quarterly reports.

2. Recent Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

4.           Stock Options

            The Company regularly grants stock options to individuals under various plans as described in Note 6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements includes: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

During the three months ended September 30, 2010 and the three months ended September 30, 2009, there were no stock options granted.. The Company recognized compensation expense of $30,250 for the three months ended September 30, 2010, and $22,875 for the three months ended September 30, 2009 which were related to options previously granted. The Company estimates the expense for the remainder of fiscal year 2011 to be approximately $41,000 based on the value of options outstanding on September 30, 2010 that will vest during the remainder of fiscal year 2011.   These estimates do not include any expense for options that may be granted and vest in the future.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
September 30, 2010

5.           Deferred Compensation

              The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 225,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2010 through December 31, 2010.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement, which are noted below).

The Company has accrued a total deferred compensation liability of $938,250 at September 30, 2010, which is the fair market value of 10,425,000 phantom shares granted as of September 30, 2010, pursuant to the Agreement.  Due to the changes in the closing price of the Company’s common stock during the quarter (a decrease from $0.13 to $0.09 per share), the Company recorded a net compensation benefit of $378,000 for the three months ended September 30, 2010, compared to a compensation expense of $763,875 for the three months ended September 30, 2009, respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.  Therefore, the net benefit that the Company recorded for the three months ended September 30, 2010 results from a decrease in the Company’s stock price and phantom shares granted from the prior period ending June 30, 2010 to the period ending September 30, 2010.

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

6.            Net Income (Loss) Per Share

       Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at September 30, 2010 and 2009.

	September 30,	September 30,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$264,221	$(780,067)
Weighted average of common shares outstanding	41,995,526	40,973,711
Basic net earnings (loss) per share	$.01	$(.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$264,221	$(780,067)
Weighted average of common shares outstanding	41,995,526	40,973,711
Series A Convertible Preferred Stock (1)	8,624,076	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	50,619,602	40,973,711
Diluted net income (loss) per share	$.01	$(.02)

(1)
At September  30, 2010, there were 718,673 shares of  Series A Convertible Preferred Stock outstanding and 728,248 at September 30, 2009. Using the preferred stock conversion ratio of 12:1, the common  stock equivalents attributable to these preferred shares are 8,624,076 at September 30, 2010 and 8,738,976 at September 30, 2009.  These common stock equivalents were anti-dilutive at September 30, 2009 and therefore have been excluded from diluted earnings per share.

(2)
At September 30, 2010, there were common stock equivalents attributable to outstanding stock options of 7,141,914 common shares and 6,010,342 common shares at September 30, 2009. The stock options are anti-dilutive at September 30, 2009, due to the loss, and therefore have been excluded from diluted earnings per share. The stock options are anti-dilutive as of September 30, 2010 have been excluded from diluted earnings per share due to their exercise price being above the current trading price.

(3)
At September 30, 2010 and 2009, there were common stock equivalents of 18,498,636 and 19,248,639 common shares attributable to warrants, respectively.  The warrants expire on September 30, 2011, and have an exercise price of $.14 to $.30 per share. The warrants are anti- dilutive at September 30, 2010 and 2009 due to their exercise price being above the current trading price, and therefore have been excluded from diluted earnings per share.

7.            Exercise Dates of Warrants

              In February 2010, the Company temporarily modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 and on all of the Common Stock Warrant B from $0.22 to $0.14 to encourage the exercise of the warrants. In July 2010, the Company agreed to extend the modification to September 30, 2011, to encourage exercising of these warrants in order for the Company to receive additional funding.  No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise. During the three months ended September 30, 2010, the Company received $30,000 in cash proceeds for the exercise of these common and preferred stock warrants of 122,127 and 7,680 shares, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

Equipment rental revenue, whether from the minimum monthly fee or from the per-patient-tested fee, is recognized when all of the criteria for recognition have been met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

In the case of either a sale or rental of our product, there are no post-shipment obligations which affect the timing of revenue recognition.  Once purchased, neither customers nor distributors have a right to return or exchange our product.  Service/contract revenue is recognized upon shipment, as all parts sent to customers are prepaid before the part is shipped. Warranty repairs are handled on a repair or replacement basis, at our discretion.  Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, we have concluded that our revenue recognition policy is appropriate.

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of September 30, 2010 and June 30, 2010, there was no allowance for doubtful accounts.

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for a reserve for obsolete inventories.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2010 and June 30, 2010, there was an inventory obsolescence reserve of $178,330.

               Research and Development.  For the three months ended September 30, 2010 and 2009, we did not incur any research and development costs.

Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from one to three years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis and has recorded total deferred revenue of $122,371 and $142,751 at September 30, 2010 and June 30, 2010.

Results of Operations

As of September 30, 2010, we had an accumulated deficit of $28,160,145.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of September 30, 2010, we had cash and cash equivalents of $889,425.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, less our anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2010 and 2009, respectively:

		Three Months Ended September 30, 2010
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$257,208	$211,000	$12,852	$33,356
Cost of Sales	37,854	33,227	1,165	3,462
Gross Profit	$219,354	$177,773	$11,687	$29,894

		Three Months Ended September 30, 2009
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$302,075	$254,235	$25,161	$22,679
Cost of Sales	32,784	27,591	2,731	2,462
Gross Profit	$269,291	$226,644	$22,430	$20,217

Revenue.  Total Revenue for the three months ended September 30, 2010 was $257,208, compared to $302,075 for the three months ended September 30, 2009, a 14.8% decrease.

             Equipment Sales Revenue for the three months ended September 30, 2010 was $211,000, compared to $254,235 for the three months ended September 30, 2009, a 17.0% decrease.  Without the  $98,745 of revenue from the one-time University of Minnesota-NIH funded study in the three months ending September 30, 2009, equipment sales revenue would have been $155,490, and would have resulted in an increase in revenue of  35.7% from September 30, 2009 to 2010, respectively.

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

For the CVProfilor® DO-2020 Systems currently being rented on a per-patient-tested basis and payment is generally received within 30 days of invoicing..  Thus, physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60 days.

For the three months ended September 30, 2010, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $12,852, compared to $25,161 for the three months ended September 30, 2009, a 48.9% decrease.  The Company no longer offers a rental program as part of its current marketing strategy.

For the three months ended September 30, 2010, service/contract revenue was $33,356, compared to $22,679 for the three months ended September 30, 2009, a 47.0% increase.  This increase was mainly due to an increase in the number of replacement parts and purchases of report forms.

Expenses.  Total selling, general and administrative expenses for the three months ended September 30, 2009 were $1,050,841, compared to ($40,564) for the three months ended September 30, 2010. The following is a summary of the major categories included in selling, general and administrative expenses:

		Three Months Ended
		September 30
	2010		2009
Wages, expenses, benefits before deferred compensation	$88,839		$139,919
Deferred compensation…...………………………………............................................................................	(378,000)		763,875
Outside consultants…………………………………………………............................................................	92,872		8,055
Rent (building/equipment) and utilities……………………………….......................................................	11,397		13,226
Insurance-general and directors/officers liability……………………......................................................	5,006		4,830
Selling, marketing and promotion, including applicable wages…….......................................................	68,375		49,990
Legal and audit/accounting fees……………………………………..........................................................	18,213		25,913
Depreciation and amortization………………………………………..........................................................	317		1,440
Stock option expense……………………………………………….............................................................	30,250		22,875
Other-general and administrative…………………………………….........................................................	22,167		20,718
Total selling, general and administrative expenses………….......................................................	$(40,564)		$1,050,841

Wages, related expenses and benefits before deferred compensation decreased from $139,919 to $88,839 for the three months ended September 30, 2009 and 2010, respectively, a 36.5% decrease.  The primary reason for the decrease was the FICA and income tax expense related to the deferred compensation, which decreased from an expense of $27,536 to a benefit of $13,626 for the three months ended September 30, 2009 to 2010, respectively.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 to the financial statements), was an expense of $763,875 for the three months ended September 30, 2009, compared with a benefit of $378,000 for the three months ended September 30, 2010.  The expense for the three month period ended September 30, 2009 is a result of the increase in the Company’s stock price including the additional phantom shares granted during the three month period ended September 30, 2009.  The net benefit for the three month period ended September 30, 2010 is a result from the decrease in the Company’s stock price totaling $438,750 offset by the expense of $60,750 for new phantom shares issuances during the quarter.

Outside consultant’s expense increased from $8,055 to $92,872 for the three months ended September 30, 2009 and 2010, respectively, a 1,052.9% increase. This increase is largely due to the use of contract labor for accounting, customer service, and IT systems consulting during the three months ended September 30, 2010.

Rent (building/equipment) and utilities decreased from $13,226 to $11,397 for the three months ended September 30, 2009 and 2010, respectively, a 13.8% decrease.

Selling, marketing and promotion expense increased from $49,990 to $68,375 for the three months ended September 30, 2009 and 2010, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to an increase in equipment sales, net of the NIH revenue from September 30, 2009.

Legal and audit/accounting fees decreased from $25,913 to $18,213 for the three months ended September 30, 2009 and 2010, respectively, a 29.7% decrease due to a change in auditing firms.

Stock option expense was $30,250 and $22,875 for the three months ended September 30, 2010 and 2009, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended September 30, 2010 and September 30, 2009.  The increase in expense is a result of the stock options granted to the non-management board of directors effective January 1, 2010, which vest quarterly through June 30, 2011.

Interest and miscellaneous income was $1,483 and $4,303 for the three months ended September 30, 2009 and 2010, respectively 190% increase. This increase was a result of excess cash collected for miscellaneous fees during the 2010 period.

Our net income was $264,221 for the three months ended September 30, 2010, compared to net loss of $780,067 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, basic net income per share was $ 0.01, based on weighted average common shares outstanding of 41,995,526.  For the three months ended September 30, 2009, basic net loss per share was $(0.02), based on weighted average common shares outstanding of 40,973,711.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $164,223 and a net increase of $266,030 for the three months ended September 30, 2010 and September 30, 2009, respectively.  The significant elements of these changes were as follows:

Three Months Ended September 30,
Net cash provided by (used in) operating activities:	2010	2009
— Net income(loss), as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	$ (83,212)	$ 8,123
— (Increase) Decrease in accounts receivable: – (A)The increase in the collection of outstanding customer balances from unit sales, and less sales at quarter end.	(A) 14,701	(A) 36,719
— Increase (Decrease) in accrued payroll and payroll taxes: – (B)Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes.	(B) (8,851)	(B) 26,452
— (Increase) Decrease in inventory: – (C)We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.	(C) 12,686	(C) 9,919
— Increase (Decrease) in deferred revenue: – (D)Cash received from warranty maintenance contracts, is amortized over the length of the contract.	(D) (20,380)	(D) 35,155
— Increase (Decrease) in accrued commissions: – (E)Expense amounts related to commissions paid to our third-party distributors.	(E) (80,875)	(E) -

As of September 30, 2010, we had cash and cash equivalents of $889,425 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2010.

Net cash provided by financing activities for the three months ended September 30, 2010, was $30,000 through the exercise of warrants held by investors.  There were no financing activities for the three months ended September 30, 2009.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Mark N. Schwartz, and Kathy Schatz, our Manager of Finance and Accounting,   we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Manager of Finance and Accounting, in a manner that allows for timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 12, 2010