Form 10-Q
period 2010-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2011-02-11
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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
YES  NO ☒

The number of shares of Common Stock outstanding as of February 11, 2011 was 43,150,475.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – December 31, 2010 (unaudited) and June 30, 2010	4

	Statements of Operations (unaudited) – Three Months and Six Months Ended December 31, 2010 and 2009	5

	Statements of Cash Flows (unaudited) – Six Months Ended December 31, 2010 and 2009	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	15

	SIGNATURES	16

	CERTIFICATIONS	17

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$924,060	$1,053,648
Accounts receivable	4,829	38,073
Inventory, net	436,338	442,005
Prepaids and other current assets	11,982	4,986
Total Current Assets	1,377,209	1,538,712

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	163,450	162,351
Total Property and Equipment	933,028	931,929
Less accumulated depreciation and amortization	(931,225)	(930,591)
Property and Equipment, net	1,803	1,338

Other Assets	6,530	6,530
Total Assets	$1,385,542	$1,546,580

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$18,858	$14,090
Accrued vacation, payroll and payroll taxes	66,886	82,369
Deferred revenue	56,755	72,202
Accrued commissions	79,650	110,500
Other accrued expenses	29,496	27,438
Total Current Liabilities	251,645	306,599

Long Term Liabilities: Deferred compensation	1,054,500	1,316,250
Deferred revenue, less current portion	51,771	70,549
Total Long Term Liabilities	1,106,271	1,386,799

Shareholders' Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--626,004 and 710,993
at December 31, 2010 and June 30, 2010, respectively;
each share of preferred stock is convertible into 12 shares
of common stock at the option of the holder (aggregate
liquidation preference $7,886,546 and $8,419,333 at
December 31, 2010 and June 30, 2010, respectively)	6,260	7,110
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--43,150,475 and 41,916,320
at December 31, 2010 and June 30, 2010, respectively	431,505	419,163
Additional paid-in capital	27,931,403	27,851,275
Accumulated deficit	(28,341,542)	(28,424,366)
Total Shareholders' Equity (Deficit)	27,626	(146,818)
Total Liabilities and Shareholders' Equity (Deficit)	$1,385,542	$1,546,580

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Equipment sales	$395,900	$405,590	$606,900	$659,825
Equipment rental	10,719	20,082	23,571	45,243
Service/contract income	51,367	32,653	84,723	55,332
	457,986	458,325	715,194	760,400
Cost of Sales:
Cost of sales	83,621	80,822	121,475	131,444
Inventory obsolescence allowance	9,551	(37,628)	9,551	(55,466)
Net Cost of Sales	93,172	43,194	131,026	75,978
Gross Profit	364,814	415,131	584,168	684,422

Expenses:
Selling, general and administrative	550,576	650,666	510,012	1,701,507
Total Expenses	550,576	650,666	510,012	1,701,507
Operating income (loss)	(185,762)	(235,535)	74,156	(1,017,085)

Other Income:
Interest income	3,866	2,406	5,861	3,889
Miscellaneous income	499	-	2,807	-
Total Other Income	4,365	2,406	8,668	3,889
Net income (loss) before income taxes	(181,397)	(233,129)	82,824	(1,013,196)
Income taxes	-	-	-	-
Net income (loss)	$(181,397)	$(233,129)	$82,824	$(1,013,196)

Net Income (loss) per Common Share:
Basic	$(0.00)	$(.01)	$0.00	$(0.02)
Diluted	$(0.00)	$(.01)	$0.00	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	42,234,715	41,217,897	42,115,120	41,095,804
Diluted	42,234,715	41,217,897	49,627,168	41,095,804
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Operating Activities:
Net income(loss)	$82,824	$(1,013,196)
Adjustments to reconcile net income(loss) to net
cash provided by(used in) operating activities:
Deferred stock based compensation expense	(261,750)	1,123,500
Depreciation	634	1,757
Stock options expense	61,620	45,750
Change in operating assets and liabilities:
Accounts receivable	33,244	36,914
Inventory	4,568	(2,382)
Prepaids and other current assets	(6,996)	(2,955)
Accounts payable	4,768	24,280
Accrued vacation, payroll and payroll taxes	(15,483)	26,958
Deferred revenue	(34,225)	63,835
Accrued commissions	(30,850)	-
Other accrued expenses	2,058	69,443
Net cash provided by (used in) operating activities	(159,588)	373,904

Financing Activities:
Proceeds from exercise of warrants	30,000	-

Net increase(decrease) in cash and cash equivalents	(129,588)	373,904

Cash and cash equivalents at beginning of period	1,053,648	697,918

Cash and cash equivalents at end of period	$924,060	$1,071,822

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
December 31, 2010

1.    Basis of Presentation

             The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011.  The June 30, 2010 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The policies described in that report are used for preparing quarterly reports.

2.    Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended December 31, 2010 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

4.           Stock Options

    The Company regularly grants stock options to individuals under various plans as described in Note 6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements includes: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model, that meets the fair value objective, to value the options.

    The Company granted 1,350,000 and 1,300,000 stock options during the three and six months ended December 31, 2010 and 2009 respectively.   The Company recognized compensation expense of $31,370 and $61,620 for the three months and six months ended December 31, 2010, and $22,875 and $45,750 for the three months and six months ended December 31, 2009 respectively, which were related to options previously granted. The Company estimates the expense for the remainder of fiscal year 2011 to be approximately $68,250 based on the value of options outstanding on December 31, 2010 that will vest during the remainder of fiscal year 2011.   These estimates do not include any expense for options that may be granted and vest in the future.

5.           Deferred Compensation

           The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 225,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2011 through December 31, 2011.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement, which are noted below).

The Company has accrued a total deferred compensation liability of $1,054,500 at December 31, 2010, which is the fair market value of 11,100,000 phantom shares granted as of December 31, 2010, pursuant to the Agreement.  Due to the changes in the closing price of the Company’s common stock during the quarter (an increase from $0.09 to $0.095 per share), and the additional 675,000 phantom shares issued for the quarter, the Company recorded a net compensation expense of $116,250 for the three months ended December 31, 2010, and a net compensation benefit of $261,750 for the six months ended December 31, 2010. For the three months and six months ended December 31, 2009, the Company recorded a net compensation expense of $359,625 and $1,123,500 respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.

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

6.    Shareholder’s Equity

    During the three months ended December 31, 2010, 92,669 shares of the Company’s Series A Convertible Preferred Stock were converted into 1,112,028 shares of common stock.

7.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$82,824	$(1,013,196)
Weighted average of common shares outstanding	42,115,120	41,095,804
Basic net earnings (loss) per share	$0.00	$(.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$82,824	$(1,013,196)
Weighted average of common shares outstanding	42,115,120	41,095,804
Series A Convertible Preferred Stock (1)	7,512,048	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	49,627,168	41,095,804
Diluted net income (loss) per share	$0.00	$(.02)

(1)
At December 31, 2010, there were 626,004 shares of  Series A Convertible Preferred Stock outstanding and 722,488 at December 31, 2009. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares 7,512,048 at December 31, 2010 and 8,669,856 at December 31, 2009.  These common stock equivalents were anti-dilutive at December 31, 2009 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2010, there were common stock equivalents attributable to outstanding stock options of 8,451,914 common shares and 7,310,342 common shares at December 31, 2009. The stock options are anti-dilutive at December 31, 2009, due to the loss, and therefore have been excluded from diluted earnings per share. The stock options are anti-dilutive as of December 31, 2010 and have been excluded from diluted earnings per share due to their exercise price being above the current trading price.

(3)
At December 31, 2010 and 2009, there were common stock equivalents of 18,712,923 and 18,895,254 common shares attributable to warrants, respectively.  The warrants expire on September 30, 2011, and have an exercise price of $.14 to $.30 per share. The warrants are anti-dilutive at December 31, 2010 and 2009 due to their exercise price being above the current trading price, and therefore have been excluded from diluted earnings per share.

8.           Exercise Dates of Warrants

           In February 2010, the Company temporarily modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 and on all of the Common Stock Warrant B from $0.22 to $0.14 to encourage the exercise of the warrants. In July 2010, the Company agreed to extend the modification to September 30, 2011, to encourage exercising of these warrants in order for the Company to receive additional funding.  No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise. During the six months ended December 31, 2010, the Company received $30,000 in cash proceeds for the exercise of these common and preferred stock warrants of 122,127 and 7,680 shares, respectively.

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

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended December 31, 2010 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of December 31, 2010 and September 30, 2010, there was no allowance for doubtful accounts.

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for a reserve for obsolete inventories.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of December 31, 2010 and June 30, 2010, there was an inventory obsolescence reserve of $187,881 and $178,330, respectively.

                Research and Development.  For the three and six months ended December 31, 2010 the Company incurred $4,146 of research and development costs. The Company did not incur any research and development costs for the three and six months ended December 31, 2009.

Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from one to three years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis and has recorded total deferred revenue of $108,526 at December 31, 2010.

Results of Operations

As of December 31, 2010, we had an accumulated deficit of $28,341,542.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of December 31, 2010, we had cash and cash equivalents of $924,060.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, less our anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following is a summary of our Revenue and Cost of Sales for the three months ended September 30, 2010 and 2009, respectively:

		Three Months Ended December 31, 2010
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$457,986	$395,900	$10,719	$51,367
Cost of Sales	93,172	82,946	710	9,516
Gross Profit	$364,814	$312,954	$10,009	$41,851

		Three Months Ended December 31, 2009
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$458,325	$405,590	$20,082	$32,653
Cost of Sales	43,194	38,224	1,893	3,077
Gross Profit	$415,131	$367,366	$18,189	$29,576

Revenue.  Total Revenue for the three months ended December 31, 2010 was $457,986, compared to $458,325 for the three months ended December 31, 2009, an insignificant decrease.

             Equipment Sales Revenue for the three months ended December 31, 2010 was $395,900, compared to $405,590 for the three months ended December 31, 2009, a 2.0% decrease.  Without the $106,340 of revenue from the one-time University of Minnesota-NIH funded study in the three months ended December 31, 2009, equipment sales revenue would have been $299,250, and would have resulted in an increase in revenue of  32.0% from December 31, 2009 to 2010, respectively.  We had 16 unit sales for the three months ended December 31, 2010 compared to 18 units (excluding the NIH sales) for the three months ended December 31, 2009.

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

For the CVProfilor® DO-2020 Systems currently being rented on a per-patient-tested basis, payment is generally received within 30 days of invoicing..  Thus, physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60 days.

For the three months ended December 31, 2010, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $10,719, compared to $20,082 for the three months ended December 31, 2009, a 47% decrease.  The Company no longer offers a rental program as part of its current marketing strategy.

For the three months ended December 31, 2010, service/contract revenue was $51,367, compared to $32,653 for the three months ended December 31, 2009, a 57.0% increase.  This increase was mainly due to an increase in the number of replacement parts and purchases of report forms.

Expenses.  Total selling, general and administrative expenses for the three months ended December 31, 2010 were $550,576, compared to $650,666 for the three months ended December 31, 2009. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31
	2010	2009
Wages, expenses, benefits before deferred compensation..............................	$114,997	$121,549
Deferred compensation…...………………………………..................................	116,250	359,625
Outside consultants…………………………………………………..................	51,699	5,312
Rent (building/equipment) and utilities……………………………….............	15,793	13,360
Insurance-general and directors/officers liability……………………............	5,535	4,783
Selling, marketing and promotion, including applicable wages…….............	182,650	92,750
Legal and audit/accounting fees……………………………………................	12,161	5,538
Depreciation and amortization………………………………………................	317	317
Stock option expense………………………………………………...................	31,370	22,875
Other-general and administrative……………………………………...............	19,804	24,557
Total selling, general and administrative expenses………….............	$550,576	$650,666

Wages, related expenses and benefits before deferred compensation decreased from $121,549 to $114,997 for the three months ended December 31, 2009 and 2010, respectively, a 5.4% decrease.  The primary reason for the decrease was the FICA and income tax expense related to the deferred compensation, which decreased from an expense of $12,964 to $4,191 for the three months ended December 31, 2009 to 2010, respectively.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 to the financial statements), was an expense of $359,625 for the three months ended December 31, 2009, compared to an expense of $116,250 for the three months ended December 31, 2010.  The expense for the three month periods ended December 31, 2009 and 2010 is a result of the increase in the Company’s stock price including the additional phantom shares granted during the three month period ended December 31, 2009 and 2010.

Outside consultant’s expense increased from $5,312 to $51,699 for the three months ended December 31, 2009 and 2010, respectively, a 873.2% increase. This increase is largely due to the use of contract labor for accounting, customer service, and IT systems consulting during the three months ended December 31, 2010.

     Selling, marketing and promotion expense increased from $92,750 to $182,650 for the three months ended December 31, 2009 and 2010, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to an increase in equipment sales, net of the NIH revenue from December 31, 2010.

Legal and audit/accounting fees increased from $5,538 to $12,161 for the three months ended December 31, 2009 and 2010, respectively, a 119.6% increase due to final billing for fiscal year 2010 audit fees included in the December 31, 2010 expense.

Stock option expense was $31,370 and $22,875 for the three months ended December 31, 2010 and 2009, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended December 31, 2010 and December 31, 2009.  The increase in expense is a result of the stock options granted to the non-management board of directors effective January 1, 2010, which vest quarterly through December 31, 2010.

Interest and miscellaneous income was $2,406 and $4,365 for the three months ended December 31, 2009 and 2010, respectively. This income was a result of interest income on cash investments in savings and CD’s.

Our net loss was $181,397 for the three months ended December 31, 2010, compared to net loss of $233,129 for the three months ended December 31, 2009.  For the three months ended December 31, 2010, basic net loss per share was $(0.00), based on weighted average common shares outstanding of 42,234,715.  For the three months ended December 31, 2009, basic net loss per share was $(0.01), based on weighted average common shares outstanding of 41,217,897.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

The following is a summary of our Revenue and Cost of Sales for the six months ended December 31, 2010 and 2009 respectively:
		Six Months Ended December 31, 2010
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$715,194	$606,900	$23,571	$84,723
Cost of Sales	131,026	116,173	1,876	12,977
Gross Profit	$584,168	$490,727	$21,695	$71,746

		Six Months Ended December 31, 2009
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$760,400	$659,825	$45,243	$55,332
Cost of Sales	75,978	65,815	4,624	5,539
Gross Profit	$684,422	$594,010	$40,619	$49,793

Revenue. Total Revenue for the six months ended December 31, 2010 was $715,194, compared to $760,400 for the six months ended December 31, 2009, a 5.9% decrease.

 Equipment Sales Revenue for the six months ended December 31, 2010 was $606,900, compared to $659,825 for the six months ended December 31, 2009, an 8.0% decrease.  A large part of this decrease is a result of the revenue recognized from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection, a contract which accounted for $205,085 in equipment sales revenue for the six month period ended December 31, 2009. Without the revenue from NIH funded study, equipment sales revenue for the six months ended December 31, 2009 would have been $454,740, compared to $606,900 of equipment sales revenue for the six months ended December 31, 2010, a 33.5% increase.   We had 25 unit sales for the six months ended December 31, 2010 compared to 27 units (excluding the NIH sales) for the six months ended December 31, 2009.

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

For the six months ended December 31, 2010, we recognized revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $23,571, compared to $45,243 for the six months ended December 31, 2009, a 47.9% decrease. The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.

             For the six months ended December 31, 2010, Service/Contract Income was $84,723 compared to $55,332 for the six months ended December 31, 2009, a 53.1% increase.  This increase is due mainly to our increase in selling extended warranty service agreements.

Expenses.   Total selling, general and administrative expenses for the six months ended December 31, 2010 were $510,012, compared to $1,701,507 for the six months ended December 31, 2009.  The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2010	2009
Wages, expenses, benefits before deferred compensation……………	$203,836	$261,468
Deferred compensation…...…………………………………………..	(261,750)	1,123,500
Outside consultants…………………………………………………...	132,409	13,367
Patents and related expenses..…………………………………….….	2,810	2,875
Research & Development………………………………………….….	4,146	1,470
Rent (building/equipment) and utilities………………………………	27,191	26,586
Insurance-general and directors/officers liability…………………….	10,541	9,613
Selling, marketing and promotion, including applicable wages and sales commissions.	251,025	142,740
Legal and audit/accounting fees……………………………..………..	30,375	31,451
Depreciation and amortization…………………………………….….	634	1,757
Stock option expense………………………………………………...	61,620	45,750
Other-general and administrative…………………………………….	47,175	40,930
Total selling, general and administrative expenses………….	$510,012	$1,701,507

Wages, related expenses and benefits before Stock Based CEO Compensation decreased from $261,468 to $203,836 for the six months ended December 31, 2009 and 2010, respectively, a 22.0% decrease.  The primary reason for the decrease was the FICA and income tax expense related to the deferred compensation, decreased from an expense of $40,499 to a benefit of $9,435 for the six months ended December 31, 2009 and 2010, respectively.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 in the Company’s financial statements), was an expense of $1,123,500 for the six months ended December 31, 2009, compared with a benefit of $261,750 for the six months ended December 31, 2010.  The benefit for the six month period ended December 31, 2010 is a result of the decrease in the Company’s stock price including the additional phantom shares granted during the six month period ended December 31, 2010.  The expense for the six month period ended December 31, 2009 is a result from a significant increase in the Company’s stock price and additional phantom shares being issued during the period.

Outside consultants’ expense increased from $13,367 for the six months ended December 31, 2009 to $132,409 for the six months ended December 31, 2010, a 890.6% increase.  This increase is largely due to the use of contract labor for accounting, customer service, and IT systems consulting during the six months ended December 31, 2010.

Selling, marketing and promotion expense increased from $142,740 to $251,025 for the six months ended December 31, 2009 and 2010, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to an increase in equipment sales, net of the NIH revenue from December 31, 2010.

Stock option expense was $45,750 for the six months ended December 31, 2009 and $61,620 for the six months ended December 31, 2010.  This expense is based on the grant date fair value related to stock options that vested during the six months ended December 31, 2009 and 2010.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2010, which vested quarterly through December 31, 2010.

Interest income was $3,889 and $5,861 for the six months ended December 31, 2009 and 2010, respectively a 50.7% increase. This increase was a result of the increased bank deposit rates during the 2010 period.

Our net loss was $1,013,196 for the six months ended December 31, 2009 compared to net income of $82,824 for the six months ended December 31, 2010.  For the six months ended December 31, 2009, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 41,095,804.  For the six months ended December 31, 2010, basic and diluted net earnings per share was $.00, based on weighted average shares outstanding of 42,115,120 for basic and 49,627,168 for diluted.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $129,588 and a net increase of $373,904 for the six months ended December 31, 2010 and December 31, 2009, respectively.  The significant elements of these changes were as follows:

Net cash provided by (used in) operating activities:	2010	2009
— Net income/(loss), as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	$(116,672)	$157,811
— (Increase)/Decrease in accounts receivable: The increase in the collection of outstanding customer balances from unit sales, and less sales at quarter end.	33,244	36,914
— Increase/(Decrease) in accrued payroll and payroll taxes: Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes.	(15,483)	26,958
— Increase/(Decrease) in deferred revenue: Cash received from warranty maintenance contracts, is amortized over the length of the contract.	(34,225)	63,835
— Increase/(Decrease) in accrued commissions: Expense amounts to commissions paid to our third-party distributors.	(30,850)	-

As of December 31, 2010, we had cash and cash equivalents of $924,060 and anticipate that these funds, in conjunction with anticipated sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2010.

Net cash provided by financing activities for the six months ended December 31, 2010, was $30,000 through the exercise of warrants held by investors.  There were no financing activities for the three months ended December 31, 2009.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Mark N. Schwartz
Mark N. Schwartz
Chief Executive Officer

Date:  February 11, 2011

Exhibit 31.1

CERTIFICATIONS

I, Mark N. Schwartz, certify that:

1.	I have reviewed this Form 10-Q of Hypertension Diagnostics, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/ Mark N. Schwartz
Mark N. Schwartz
Chief Executive Officer

Date:  February 11, 2011

Exhibit 31.2

CERTIFICATIONS

I, Kathy Schatz, certify that:

1.	I have reviewed this Form 10-Q of Hypertension Diagnostics, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/ Kathy Schatz
Kathy Schatz
Manager of Finance and Accounting (principal financial officer)

Date:  February 11, 2011

Exhibit 32

CERTIFICATION

The undersigned certify pursuant to 18 U.S.C. § 1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended December 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark N. Schwartz
Chief Executive Officer

Date:  February 11, 2011                                                       /s/ Kathy Schatz
Manager of Finance and Accounting (principal
financial officer)