Form 10-Q
period 2011-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2011-05-12
CIK 1058828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
YES  NO ☒

The number of shares of Common Stock outstanding as of May 12, 2011 was 43,227,275.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets – March 31, 2011 (unaudited) and June 30, 2010	4

	Statements of Operations (unaudited) – Three Months and Nine Months Ended March 31, 2011 and 2010	5

	Statements of Cash Flows (unaudited) – Nine Months Ended March 31, 2011 and 2010	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	17

	SIGNATURES	18

	CERTIFICATIONS	19

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hypertension Diagnostics, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$822,114	$1,053,648
Accounts receivable	4,793	38,073
Inventory, net	395,088	442,005
Prepaids and other current assets	14,216	4,986
Total Current Assets	1,236,211	1,538,712

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	580,324	580,324
Equipment rental units	172,877	162,351
Total Property and Equipment	942,455	931,929
Less accumulated depreciation and amortization	(931,489)	(930,591)
Property and Equipment, net	10,966	1,338

Other Assets	6,530	6,530
Total Assets	$1,253,707	$1,546,580

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$15,724	$14,090
Accrued vacation, payroll and payroll taxes	76,833	82,369
Deferred revenue	47,761	72,202
Accrued commissions	26,075	110,500
Other accrued expenses	19,258	27,438
Total Current Liabilities	185,651	306,599

Long Term Liabilities: Deferred compensation	1,059,750	1,316,250
Deferred revenue, less current portion	48,729	70,549
Total Long Term Liabilities	1,108,479	1,386,799

Shareholders' Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares--626,004 and 710,993
at March 31, 2011 and June 30, 2010, respectively;
each share of preferred stock is convertible into 12 shares
of common stock at the option of the holder (aggregate
liquidation preference of $8,256,740 and $8,419,333 at
March 31, 2011 and June 30, 2010, respectively)	6,260	7,110
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares--43,150,475 and 41,916,320
at March 31, 2011 and June 30, 2010, respectively	431,505	419,163
Additional paid-in capital	27,965,528	27,851,275
Accumulated deficit	(28,443,716)	(28,424,366)
Total Shareholders' Equity (Deficit)	(40,423)	(146,818)
Total Liabilities and Shareholders' Equity (Deficit)	$1,253,707	$1,546,580

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Equipment sales	$293,300	$71,000	$900,200	$730,825
Equipment rental	11,399	15,092	34,970	60,335
Service/contract income	42,482	40,169	127,205	95,501
	347,181	126,261	1,062,375	886,661
Cost of Sales:
Cost of sales	69,901	31,445	191,376	162,889
Inventory obsolescence allowance	14,865	(7,859)	24,416	(63,325)
Net Cost of Sales	84,766	23,586	215,792	99,564
Gross Profit	262,415	102,675	846,583	787,097

Expenses:
Selling, general and administrative	366,069	440,388	876,081	2,141,895
Total Expenses	366,069	440,388	876,081	2,141,895
Operating income (loss)	(103,654)	(337,713)	(29,498)	(1,354,798)

Other Income:
Interest income	1,480	3,336	7,341	7,225
Miscellaneous income	-	-	2,807	-
Total Other Income	1,480	3,366	10,148	7,225
Net income (loss) before income taxes	(102,174)	(334,377)	(19,350)	(1,347,573)
Income taxes	-	-	-	-
Net income (loss)	$(102,174)	$(334,377)	$(19,350)	$(1,347,573)

Net Income (loss) per Common Share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic	43,150,475	41,238,664	42,455,200	41,142,729
Diluted	43,150,475	41,238,664	42,455,200	41,142,729
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income(loss)	$(19,350)	$(1,347,573)
Adjustments to reconcile net income(loss) to net
cash provided by(used in) operating activities:
Deferred stock based compensation expense	(256,500)	1,322,250
Depreciation	898	2,074
Stock options expense	95,745	76,001
Change in operating assets and liabilities:
Accounts receivable	33,280	37,615
Inventory	36,391	(9,714)
Prepaids and other current assets	(9,230)	(4,684)
Accounts payable	1,634	(7,863)
Accrued vacation, payroll and payroll taxes	(5,536)	54,324
Deferred revenue	(46,261)	64,054
Accrued commissions	(84,425)	-
Other accrued expenses	(8,180)	56,924
Net cash provided by (used in) operating activities	(261,534)	243,408

Financing Activities:
Proceeds from exercise of warrant/stock options	30,000	1,650

Net increase(decrease) in cash and cash equivalents	(231,534)	245,058

Cash and cash equivalents at beginning of period	1,053,648	697,918

Cash and cash equivalents at end of period	$822,114	$942,976

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2011

1.	Basis of Presentation

             The accompanying unaudited financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011.  The June 30, 2010 balance sheet was derived from audited financial statements.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The policies described in that report are used for preparing quarterly reports.

2.	Recent Accounting Pronouncements
    There were no new accounting standards issued or effective during the three months ended March 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

4.           Stock Options

            The Company regularly grants stock options to individuals under various plans as described in Note 6 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model, that meets the fair value objective, to value the options.

    The Company granted 1,350,000 and 1,300,000 stock options during the nine months ended March 31, 2011 and 2010, respectively.  There were no stock options granted during the three months ended March 31, 2011 and 2010. The Company recognized compensation expense of $34,125 and $95,745 for the three months and nine months ended March 31, 2011, and $30,251 and $76,001 for the three months and nine months ended March 31, 2010 respectively, which were related to options previously granted. The Company estimates the expense for the remainder of fiscal year 2011 to be approximately $34,125 based on the value of options outstanding on March 31, 2011 that will vest during the remainder of fiscal year 2011.   These estimates do not include any expense for options that may be granted and vest in the future.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
March 31, 2011

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

    The Company has accrued a total deferred compensation liability of $1,059,750 at March 31, 2011, which is the fair market value of 11,775,000 phantom shares granted as of March 31, 2011, pursuant to the Agreement.  Due to the changes in the closing price of the Company’s common stock during the quarter (a decrease from $0.095 to $0.090 per share), and the additional 675,000 phantom shares issued for the quarter, the Company recorded a net compensation expense of $5,250 for the three months ended March 31, 2011, and a net compensation benefit of $256,500 for the nine months ended March 31, 2011. For the three months and nine months ended March 31, 2010, the Company recorded a net compensation expense of $198,750 and $1,322,250 respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.

    Per the terms of the employment agreement, payment of the deferred compensation liability will occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO.  Upon one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.

6.           Shareholder’s Equity

    During the three months ended March 31, 2011, no shares of the Company’s Series A Convertible Preferred Stock were converted into shares of common stock.

7.          Net Income (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the nine months ended March 31, 2011 and 2010.

	March 31,	March 31,
	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(19,350)	$(1,347,573)
Weighted average of common shares outstanding	42,455,200	41,142,729
Basic net earnings (loss) per share	$(0.00)	$(0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(19,350)	$(1,347,573)
Weighted average of common shares outstanding	42,455,200	41,142,729
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	42,455,200	41,142,729
Diluted net income (loss) per share	$(0.00)	$(0.03)

(1)
At March 31, 2011, there were 626,004 shares of Series A Convertible Preferred Stock outstanding and 722,488 at March 31, 2010. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares 7,512,048 at March 31, 2011 and 8,669,856 at March 31, 2010.  These common stock equivalents were anti-dilutive at March 31, 2011 and 2010, and therefore have been excluded from diluted earnings per share.

(2)
At March 31, 2011, there were common stock equivalents attributable to outstanding stock options of 8,446,914 common shares and 7,259,914 common shares at March 31, 2010. The stock options are anti-dilutive at March 31, 2011, and 2010 due to the loss, and therefore have been excluded from diluted earnings per share.

(3)
At March 31, 2011 and 2010, there were common stock equivalents of 18,498,636 and 18,895,254 common shares attributable to warrants, respectively.  The warrants expire on September 30, 2011, and have an exercise price of $.14 to $.30 per share. The warrants are anti-dilutive at March 31, 2011 and 2010 due to their exercise price being above the current trading price, and therefore have been excluded from diluted earnings per share.

8.           Exercise Dates of Warrants

           In February 2010, the Company temporarily modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 and on all of the Common Stock Warrant B from $0.22 to $0.14 to encourage the exercise of the warrants. In July 2010, the Company agreed to extend the modification to September 30, 2011, to encourage exercising of these warrants in order for the Company to receive additional funding.  No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise. During the nine months ended March 31, 2011, the Company received $30,000 in cash proceeds for the exercise of these common and preferred stock warrants of 122,127 and 7,680 shares, respectively.

9.	Subsequent Event

    On May 3, 2011, HDI entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”), under which HDI loaned Minot $125,000 toward the purchase of an office building  located at 123 1st Street, Minot, North Dakota (the “M Building”).  Kenneth W. Brimmer, one of the three principals of Minot, is also a member of the board of directors of HDI.

    Minot is acquiring the M Building for an aggregate purchase price of $400,000 comprised of $200,000 in cash and $200,000 obtained through a seller-financed secured loan and associated first mortgage on the M Building.

    Under the terms of the promissory note agreement (“Note”), Minot will use its best efforts to make M Building operational and rentable, as determined by the board of HDI, by the end of 45 calendar days from the date of the Note.  If the M Building is not operational and rentable within 45 calendar days, then Minot will repay the Note 90 days from the date of such determination. The obligation to repay the Note shall be secured by a second mortgage on M Building which shall be second only to the first mortgage held by the seller of  M Building to Minot.

    To the extent that HDI determines that M Building is operational and rentable, then the Note will be forgiven and HDI, through a stock purchase, will acquire 100% of Minot from its current shareholders (the “Minot Stock Purchase”).  Upon closing of the Minot Stock Purchase,  HDI will make a payment of $100,000 to the principal of Minot who loaned such amount to Minot to complete the closing of the M Building transaction.  The terms and conditions of the Minot Stock Purchase are being negotiated at the time of this filing.

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

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended March 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

    Allowance for Doubtful Accounts.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historical write-offs.  As of March 31, 2011 and June 30, 2010, there was no allowance for doubtful accounts.

    Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for a reserve for obsolete inventories.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of March 31, 2011 and June 30, 2010, there was an inventory obsolescence reserve of $202,746 and $178,330, respectively.

    Research and Development.  For the three and nine months ended March 31, 2011, the Company incurred $1,500 and $5,646 of research and development costs, respectively. The Company did not incur any research and development costs for the three months ended March 31, 2010, and incurred $1,470 for the nine months ended March 31, 2010.

    Deferred Revenue.   The Company has warranty maintenance contracts with its customers ranging from one to three years to provide replacement parts to its customers.  The Company requires full payment in advance and these cash deposits are recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis and has recorded total deferred revenue of $96,490 at March  31, 2011.

Results of Operations

As of March 31, 2011, we had an accumulated deficit of $28,443,716.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of March 31, 2011, we had cash and cash equivalents of $822,114.  We anticipate that these funds, in conjunction with revenue anticipated to be earned from sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, less our anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2011.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following is a summary of our Revenue and Cost of Sales for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31, 2011
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$347,181	$293,300	$11,399	$42,482
Cost of Sales	84,766	73,120	1,396	10,250
Gross Profit	$262,415	$220,180	$10,003	$32,232

	Three Months Ended March 31, 2010
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$126,261	$71,000	$15,092	$40,169
Cost of Sales	23,586	13,263	2,820	7,503
Gross Profit	$102,675	$57,737	$12,272	$32,666

Revenue.  Total Revenue for the three months ended March 31, 2011 was $347,181, compared to $126,261 for the three months ended March 31, 2010, an increase of 175%.

             Equipment Sales Revenue for the three months ended March 31, 2011 was $293,300, compared to $71,000 for the three months ended March 31, 2010, a 313% increase.  We had 11 unit sales for the three months ended March 31, 2011 with an average selling price of approximately $27,000.  We had 4 units for the three months ended March 31, 2010 with an average selling price of $18,000.

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

    For the CVProfilor® DO-2020 Systems currently being rented on a per-patient-tested basis, payment is generally received within 30 days of invoicing.  Thus, physician payments for use of the CVProfilor® DO-2020 System follow actual utilization by some 60 days.

    For the three months ended March 31, 2011, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $11,399, compared to $15,092 for the three months ended March 31, 2010,  a 24% decrease.  The Company no longer offers a rental program as part of its current marketing strategy and therefore, this revenue stream should continue to decline.

    For the three months ended March 31, 2011, service/contract revenue was $42,482, compared to $40,169 for the three months ended March 31, 2010, a 5.7% increase.  This increase was mainly due to an increase in the number of replacement parts and purchases of report forms.

Expenses.  Total selling, general and administrative expenses for the three months ended March 31, 2011 were $366,069, compared to $440,388 for the three months ended March 31, 2010. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31,
	2011	2010
Wages, expenses, benefits before deferred compensation	$127,060	$139,665
Deferred compensation…...………………………………	5,250	198,750
Outside consultants………………………………………………….	39,269	13,158
Patents and related expenses	1,400	-
Research & Development……………………………………………..	1,500	-
Rent (building/equipment) and utilities……………………………….	21,283	14,186
Insurance-general and directors/officers liability……………………	5,678	5,614
Selling, marketing and promotion, including applicable wages and sales commissions…..	101,975	10,000
Legal and audit/accounting fees……………………………………..	7,872	6,742
Depreciation and amortization……………………………………….	264	317
Stock option expense………………………………………………..	34,125	30,251
Other-general and administrative…………………………………….	20,393	21,705
Total selling, general and administrative expenses………….	$366,069	$440,388

Wages, related expenses and benefits before deferred compensation decreased from $139,665 to $127,060 for the three months ended March 31, 2010 and 2011, respectively, a 9.0% decrease.  The primary reason for the decrease was the use of contract labor for accounting and IT systems consulting during the three months ended March 31, 2010.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 to the financial statements), was an expense of $198,750 for the three months ended March 31, 2010, compared to an expense of $5,250 for the three months ended March 31, 2011.  The expense for the three month period ended March 31, 2010 is comprised of an expense of $84,000 related to the increase in the stock price plus an expense of $114,750 related to the additional phantom shares granted during the period.  The net expense of $5,250 for the three months ended March 31, 2011 is comprised of a benefit of $55,500 due to a decrease in the stock price and an expense of $60,750 for the additional phantom shares granted.

Outside consultant’s expense increased from $13,158 to $39,269 for the three months ended March 31, 2010 and 2011, respectively, a 198% increase. This increase is largely due to the use of contract labor for customer service, and IT systems consulting during the three months ended March 31, 2011.

Selling, marketing, promotion, and commissions expense increased from $10,000 to $101,975 for the three months ended March 31, 2010 and 2011, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to an increase in equipment sales, from March 31, 2010.

 Stock option expense was $34,125 and $30,251 for the three months ended March 31, 2011 and 2010, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended March 31, 2011 and March 31, 2010.  The increase in expense is a result of the stock options granted to the non-management board of directors effective January 1, 2011, which vest quarterly through December 31, 2011.

Interest income was $1,480 and $3,336 for the three months ended March 31, 2011 and 2010, respectively. This income was a result of interest income on cash investments in savings and CD’s.

Our net loss was $102,174 for the three months ended March 31, 2011, compared to net loss of $334,377 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, basic net loss per share was $(0.00), based on weighted average common shares outstanding of 43,150,475.  For the three months ended March 31, 2010, basic net loss per share was $(0.01), based on weighted average common shares outstanding of 41,238,664.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

The following is a summary of our Revenue and Cost of Sales for the nine months ended March 31, 2011 and 2010, respectively:
	Nine Months Ended March 31, 2011
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$1,062,375	$900,200	$34,970	$127,205
Cost of Sales	215,792	189,292	3,272	23,228
Gross Profit	$846,583	$710,908	$31,698	$103,977

	Nine Months Ended March 31, 2010
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$886,661	$730,825	$60,335	$95,501
Cost of Sales	99,564	79,078	7,444	13,042
Gross Profit	$787,097	$651,747	$52,891	$82,459

Revenue. Total Revenue for the nine months ended March 31, 2011 was $1,062,375, compared to $886,661 for the nine months ended March 31, 2010, a 19.8% increase.

    Equipment Sales Revenue for the nine months ended March 31, 2011 was $900,200, compared to $730,825 for the nine months ended March 31, 2010, an 23.2% increase.  A large part of March 31, 2010 revenue was recognized from the sale of CR-2000 Research Systems to the University of Minnesota – CCBR/BIOSTAT as part of an NIH funded study on cardiovascular disease risk during HIV infection, a contract which accounted for $205,085 in equipment sales revenue. Without the revenue from NIH funded study, equipment sales revenue for the nine months ended March 31, 2010 would have been $525,740, compared to $900,200 of equipment sales revenue for the nine months ended March 31, 2011, a 71.2% increase.   We had 36 unit sales for the nine months ended March 31, 2011 with an average selling price of approximately $25,000.  We  had 44 (31 non-NIH and 13 NIH) unit sales for the nine months ended March 31, 2010 with an average selling price of approximately $17,000.

    For the nine months ended March 31, 2011, we recognized revenue for the CVProfilor® DO-2020 “per-patient-tested” rental program of $34,970, compared to $60,335 for the nine months ended March 31, 2010, a 42% decrease.    The decrease is due to the customers who have decided to purchase the CVProfilor product rather than rent it and the elimination of the per-patient-tested rental program from our current marketing strategy.  We expect this revenue stream to continue to decline.

             For the nine months ended March 31, 2011, Service/Contract Income was $127,205 compared to $95,501 for the nine months ended March 31, 2010, a 33.2% increase.  This increase is due mainly to our increase in selling extended warranty service agreements.

Expenses.   Total selling, general and administrative expenses for the nine months ended March 31, 2011 were $876,081, compared to $2,141,895 for the nine months ended March 31, 2010.  The following is a summary of the major categories included in selling, general and administrative expenses:
	Nine Months Ended
	March 31,
	2011	2010
Wages, expenses, benefits before deferred compensation……………	$330,896	$401,133
Deferred compensation…...…………………………………………..	(256,500)	1,322,250
Outside consultants…………………………………………………...	171,678	26,525
Patents and related expenses..…………………………………….….	4,210	2,875
Research & Development………………………………………….….	5,646	1,470
Rent (building/equipment) and utilities………………………………	48,474	40,772
Insurance-general and directors/officers liability…………………….	16,219	15,227
Selling, marketing and promotion, including applicable wages and sales commissions.	353,000	152,740
Legal and audit/accounting fees……………………………..………..	38,248	38,193
Depreciation and amortization…………………………………….….	898	2,074
Stock option expense………………………………………………...	95,744	76,001
Other-general and administrative…………………………………….	67,568	62,635
Total selling, general and administrative expenses………….	$876,081	$2,141,895

Wages, related expenses and benefits before stock based CEO compensation decreased from $401,133 to $330,896 for the nine months ended March 31, 2010 and 2011, respectively, a 17.5% decrease.  The primary reason for the decrease was the use of contract labor for accounting and IT systems consulting during the nine months ended March 31, 2010.

Deferred compensation, which is a non-cash charge that relates to phantom stock issuances issued to our chief executive officer as part of his compensation for services provided to us (see Note 5 in the Company’s financial statements), was an expense of $1,322,250 for the nine months ended March 31, 2010, compared with a benefit of $256,500 for the nine months ended March 31, 2011.  The benefit for the nine month period ended March 31, 2011 is a result of the decrease in value of the Company’s stock price, totaling $442,125 and the additional charge for the new phantom shares granted during the nine month period totaling $185,625.  The expense for the nine month period ended March 31, 2010 is a result from a significant increase in the value of the Company’s stock price totaling $1,057,875 and additional phantom shares being issued during the period totaling $264,375.

Outside consultants’ expense increased from $26,525 for the nine months ended March 31, 2010 to $171,678 for the nine months ended March 31, 2011, a 547.0% increase.  This increase is largely due to the use of contract labor for accounting, customer service, and IT systems consulting during the nine months ended March 31, 2010.

Selling, marketing ,promotion and commission expense increased from $152,740 to $353,000 for the nine months ended March 31, 2010 and 2011, respectively.  This category includes commissions paid to our third-party distributors.  This increase is due to an increase in equipment sales.

Stock option expense was $76,001 for the nine months ended March 31, 2010 and $95,744 for the nine months ended March 31, 2011.  This expense is based on the grant date fair value related to stock options that vested during the nine months ended March 31, 2010 and 2011.  This expense is a result of the stock options granted to the non-management board of directors effective January 1, 2011, which vested quarterly through December 31, 2011.

Interest income was $7,225 and $7,341 for the nine months ended March 31, 2010 and 2011, respectively.

Our net loss was $1,347,573 for the nine months ended March 31, 2010 compared to net loss of $19,350 for the nine months ended March 31, 2011.  For the nine months ended March 31, 2010, basic and diluted net loss per share was $(.03), based on weighted average shares outstanding of 41,142,729.  For the nine months ended March 31, 2011, basic and diluted net earnings per share was $(.00), based on weighted average shares outstanding of 42,455,200 for basic and diluted.

 Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $231,534 and a net increase of $245,058 for the nine months ended March 31, 2011 and 2010, respectively.  The significant elements of these changes were as follows:

		Nine Months Ended March 31,
		2011	2010
Net cash provided by (used in) operating activities:
			.
	Net income(loss), as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, and stock option expense)	($179,207)	$52,752

-----	(Increase)Decrease in accounts receivable:
	The decrease in outstanding customer balances from sales, and less sales at quarter end.	33,280	37,615

-----	(Increase)Decrease in inventory:
	The decrease in inventory balances due to write-down of inventory value and selling off inventory with limited new purchases.	36,391	(9,714)

-----	(Increase)Decrease in prepaids and other assets:	(9,230)	(4,684)

-----	Increase(Decrease) in accrued payroll and payroll taxes:
	Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes.	(5,536)	54,324

-----	Increase(Decrease) in deferred revenue:
	Cash received from warranty maintenance contracts, is amortized over the length of the contract.	(46,261)	64,054

-----	Increase(Decrease) in accrued commissions:
	Expense amounts to commissions paid to our third-party distributors.	(84,425)	0

    As of March 31, 2011, we had cash and cash equivalents of $822,114 and anticipate that these funds, in conjunction with anticipated future sales of our CVProfilor® DO-2020 Systems, anticipated sales of our CR-2000 Research Systems, and operating cost reductions, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2011.

    Net cash provided by financing activities for the nine months ended March 31, 2011, was $30,000 through the exercise of warrants held by investors and $1,650 of cash provided by financing activities for the nine months ended March 31, 2010 through the exercise of stock options held by investors.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 12, 2011

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

Date:  May 12, 2011

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

Date:  May 12, 2011

Exhibit 32

CERTIFICATION

The undersigned certify pursuant to 18 U.S.C. § 1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark N. Schwartz
Chief Executive Officer

Date:  May 12, 2011                                                              /s/ Kathy Schatz
Manager of Finance and Accounting (principal
financial officer)