Form 10-K
HYPERTENSION DIAGNOSTICS INC /MN
filed 2011-09-16
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24635

Hypertension Diagnostics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1618036
(I.R.S. Employer
Identification No.)

10275 Wayzata Blvd, Suite 310, Minnetonka, MN 55305

(Address of Principal Executive Offices, including Zip Code)

Registrant’s Telephone Number: (952) 545-2457

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

            Title of Each Class                              Title of Each Class               Name of Each Exchange on Which Registered
     Common Stock ($.01 par value)           Redeemable Class B Warrant                           OTC QB

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

Yes  ☐  No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of Common Stock on the OTCQB, the middle tier of the OTC market on  September 15, 2011 of $0.09 was approximately $2,843,082.

There were 43,325,843 shares of the issuer’s common stock, $.01 par value per share, outstanding as of September 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hypertension Diagnostics, Inc.
Annual Report on Form 10-K
For the Year Ended June 30, 2011

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

These risks and uncertainties include, without limitation: our ability to develop a business model to timely generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; our dependence on our CVProfilor® DO-2020; the availability of third-party reimbursements for the use of our products; increased market acceptance of our products; our marketing strategy may result in lower revenues; the illiquidity of our securities on the OTCQB, the middle tier of the OTC market and the related restrictions on our securities relating to “penny stocks”; potential violations by us of federal and state securities laws; the availability of integral components for our products; our ability to develop distribution channels; increased competition; changes in government regulation; health care reforms; exposure to potential product liability; our ability to protect our proprietary technology; regulatory restrictions pertaining to data privacy issues in utilizing the CDMF; and the ability to manufacture our products on a commercial scale and in compliance with regulatory requirements.

PART I

Introduction

We were incorporated under the laws of the state of Minnesota on July 19, 1988.  We are engaged in the design, development, manufacture and marketing of proprietary devices that non-invasively measure both large and small artery elasticity. Vascular compliance or arterial elasticity is an early indicator of vascular disease. Our product provides important cardiovascular parameters which we believe provide clinically beneficial information useful in screening patients who may be at risk for future cardiovascular disease, provide assistance to physicians with their diagnosis of patients’ cardiovascular disease, and allow for monitoring the effectiveness of various treatments of patients with diagnosed cardiovascular disease.

ITEM 1. Business

We market three products:

CVProfilor® DO-2020 CardioVascular Profiling System.  The CVProfilor® DO-2020 System has been approved by the Food and Drug Administration, or FDA, and is marketed to primary care physicians and other health care professionals within the United States.  These physicians and other health care professionals can purchase the CVProfilor® DO-2020 directly from us or lease it through a third-party capital lease.

HDI/PulseWave™CR-2000 Research CardioVascular Profiling System. The CR-2000 Research System is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies.

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

Hypertension, typically defined as blood pressure measuring 140 mmHg or greater systolic pressure and/or 90 mmHg or greater diastolic pressure, is extremely common. According to the American Heart Association, in an estimated 1 in 3 adults in the United Sates aged 18 or older have hypertension.  Almost a third of this population is not aware that it has hypertension.  Among individuals receiving treatment, nearly 55% have uncontrolled hypertension.  In other words, approximately 55% of these individuals are not being properly treated for their high blood pressure and, therefore, face significantly higher increased risk for advanced heart and kidney disease and the occurrence of strokes.  According to the National, Heart, Lung, and Blood Institute more than $100 billion is spent in the United States each year on hypertension and its associated complications.

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

HDI/PulseWave™ CR-2000 Research CardioVascular Profiling System

The CR-2000 Research System, first promoted during December of 1998.  The CR-2000 Research System is not recognized as a medical device and it is being marketed “for research purposes only” to clinical research investigators for the purpose of collecting data in cardiovascular studies. We have not submitted, and do not intend to submit, an application for the CR-2000 Research System to the FDA for clearance to market it as a medical device for use on patients in the U.S.

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

The CR-2000 Research System is marketed to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting a wide range of cardiovascular disease research.

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

MARKETING, SALES AND DISTRIBUTION

Because of the magnitude and impact cardiovascular disease has on the population, we believe that our products provide an accurate, cost-effective and efficient means with which to screen, risk-stratify and manage patients who may have underlying vascular disease and/or who have been diagnosed with cardiovascular disease.

The Research Market

The CR-2000 Research System is being marketed to pharmaceutical firms, research investigators at academic medical research centers, and government institutes conducting clinical research trials relating to cardiovascular disease and treatment. These organizations are in the business of gathering large amounts of cardiovascular data from human research subjects, non-invasively.

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

As of June 30, 2011, the CR-2000 Research System was being utilized in approximately 38 countries throughout the world and users have contributed many of the articles in our bibliography of over 300 published abstracts, articles and presentations that reference either our CR-2000 Research System or our pulse contour analysis methodology. These references not only reinforce the scientific and clinical merit of our arterial waveform analysis methodology, but they broaden the medical community’s understanding of, as well as the clinical application of, employing large and, especially, small artery elasticity indices as early and sensitive markers for the presence of vascular disease in patients.

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

Our market focus is toward internists, primary care physicians and other health care providers who can use our product for the cardiovascular risk-stratification of their hypertensive and diabetic patients, and who are directly involved in screening patients for potential underlying vascular disease.

Marketing Strategy

Our primary objective is to establish the CardioVascular Profiling products as the standard for identifying and monitoring patients with cardiovascular disease.

HDI/PulseWave™ CR-2000 Research System

The CR-2000 Research System, originally launched during December of 1998 has been marketed worldwide through international distributors. In the U.S., the CR-2000 Research System is not recognized as a medical device and is marketed “for research purposes only”.

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

In the United States, the CVProfilor® DO-2020 System is being marketed to physicians under two pricing structures.  Physicians may:

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

Patents and Proprietary Technology

Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others. We are the exclusive assignee of eleven issued U.S. patents, six of which expire on March 20, 2018, three of which expire on September 10, 2019, one of which expires on August 1, 2022 and one of which expired on October 23, 2010.

We also have obtained an exclusive license to utilize the intellectual property described within twelve U.S. patents from the Regents of the University of Minnesota.  The requirement to pay a royalty under this license agreement for these patents expires concurrently with the expiration date of the last of these patents to expire, which was December 28, 2010.  No further royalty payment is due to the University of Minnesota.  The license agreement remains in effect, even though these patents have expired.

These 23 patents (11 exclusively assigned and 12 licensed from the University of Minnesota) relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology and/or the non-invasive determination of cardiac output.  Included in these patents are six U.S. issued patents relating to the design, configuration and manufacturing of our Sensor, which is a key component of our products. The Sensor is manufactured for us by Apollo Research Corp., or Apollo.

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

University of Minnesota Research and License Agreement

On September 23, 1988, we entered into a Research and License Agreement, or the License Agreement, with the University of Minnesota, or the University, pursuant to which the University granted to us an exclusive, worldwide license under the patents that relate to our products for diagnostic, therapeutic, monitoring and related uses.  The License Agreement is subject to any rights retained by the U.S. government, pursuant to U.S. law and regulations, in the patents and licensed technologies in connection with any U.S. government funding of the University’s research of the license technology.  The License Agreement expires with the last to expire of the patents related to the licensed technology (which expired on December 28, 2010).  We also have the right to grant sub-licenses under the University’s patents.

In consideration of the License Agreement, we conducted expanded clinical trials of arterial compliance technology and are continuing to use our best efforts to develop commercial medical devices. Through December 31, 2010, we paid a royalty on revenue from commercialization of our products in the amount of three percent (3%) of gross revenue (less certain reductions).

Employees and Consultants

As of June 30, 2011, we employed 3 full-time employees, 1 full-time contract employee, and 1 part-time contract employee, none of whom are engaged in sales positions.  We believe that our employee relations are good.

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

Risks Related to Our Business

We are presently generating minimal revenue. We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities.  As of June 30, 2011, we had an accumulated deficit of $28,018,054.  Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

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

We may need additional capital in the future to continue our business.  Until such time as our products generate sufficient revenue to fund our operations, we will continue to require additional capital to continue our business, the receipt of which cannot be assured.  We believe that we have sufficient capital derived from the proceeds of our prior securities offerings and cash flow from existing operations to meet our needs for the next 12 months after June 30, 2011.  Our ability to execute our business strategy depends to a significant degree on our ability to obtain sufficient and timely future financing.

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

We depend upon a limited number of suppliers for several key components; failure to obtain certain key components could materially affect our business.  By way of example, we currently obtain our Arterial PulseWave™ Sensor, or the Sensor (which is the subject of six of our U.S. issued patents) through a manufacturing services agreement with Apollo Research Corp., or  Apollo, our sole supplier of this component. Apollo indicates that they can continue to meet our production needs for the Sensor in the near term. Additionally, we were advised by Omron Colin Medical Corp., our sole supplier of our M1000 Blood Pressure Monitor, that they would be unable to continue to supply us with our M1000 Blood Pressure Monitor.  We currently have an inventory of such monitors, which we believe would be sufficient for at least two  years of production.  If we exhaust our inventory of the Sensor or the Blood Pressure Monitor for manufacture of our existing products and are not able to obtain supply of this component from an alternative supplier, or if we are not able to timely bring to market the new versions of our products utilizing the new monitor or Sensor before exhausting our inventory, we may be forced to suspend our manufacture of our products or delay or cancel shipments to customers which would have a material adverse effect upon our business.  If the components are not available for our needs, our products may be unavailable to sell to customers, customers may lose confidence in our products and us, and we may need to make new regulatory applications to reflect changes in product manufacturing with a new component, if available.  If we are unable to obtain an adequate supply of components meeting our standards of reliability, accuracy and performance, we would be materially adversely affected.

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

We have a limited number of personnel and the loss of one or more of them may adversely affect our operations.  We currently employ three full time employees, one full time contract employee and one part time contract employee and engage the services of several consultants.  The loss of one or more of our employees could result in the interruption of our operations and adversely affect our financial condition and results.  There is no assurance that we will be able to timely employ replacement personnel or engage the temporary services of consultants in the event that we suffer the loss of one or more of our employees.

If we are unable to protect our proprietary technology, our business will suffer.  Our success depends, in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the property rights of others.  We are the exclusive assignee of several issued U.S. patents, and we have obtained an exclusive license to utilize the intellectual property described within several other U.S. patents from the Regents of the University of Minnesota.  Additionally, there are several issued patents which also describe technology involving our products and which may offer us some further protection.  Several of the patents that relate to our blood pressure waveform analysis procedures, our cardiovascular profiling technology, and/or the non-invasive determination of cardiac output have expired.

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

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use services associated with our product.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions to insure the integrity and confidentiality of such information.  We believe that our products are in compliance with the regulations under HIPAA and with the rules under HIPAA for electronic healthcare transmissions and code sets used in those transmissions.  We may be required to incur additional expenses in order to comply with any amendments to these requirements.  In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in complying with the standards.

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

Other Risks

Our ability to obtain additional financing requires approval of the Series A Preferred Stockholders. We issued shares of Series A Convertible Preferred Stock and common stock to a group of investors in the August 2003 and February 2004 Placements, in the aggregate.  As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in these Placements.  In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years.  This provision of our Articles of Incorporation and the concentration of ownership following the Placement may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.

Our securities are illiquid and will be subject to rules relating to “penny stocks.”  On March 17, 2003, we requested that our securities be withdrawn from The Nasdaq SmallCap Market. Since March, 2011, our securities have been quoted on the OTCQB, the middle tier of the OTC market under the symbol “HDII.PK” for our common stock.  There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share.

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

Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants, which may be affected by the actual or perceived 43,325,843 shares of our common stock issued and outstanding.  Of these outstanding shares, all shares are either freely tradable or eligible for sale under either Rule 144 or Rule 144(k).

As of September 15, 2011, we have a total of 26,851,550 shares of common stock, which may be issued upon exercise of  various options or warrants.

As of September 15, 2011, we also have 7,336,680 shares of our common stock issuable upon conversion of our 611,390 outstanding shares of Series A Convertible Preferred Stock.

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

ITEM 2. Properties

On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota.  Effective September 8, 2010, the term of this operating lease was extended for forty-eight (48) months from November 1, 2010 to October 31, 2014.  The monthly gross rent, including basic operating expenses, is approximately $6,000.

ITEM 3. Legal Proceedings

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities

Since March, 2011, our common stock have been quoted on the OTCQB, the middle tier of the over-the-counter market under the symbol “HDII.PK” for our common stock.  Previously our shares were quoted on the NASDAQ SmallCap Market under the symbol “HDII.OB”..  As of September 15, 2011, there were: (i) 151 shareholders of record of our common stock, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) 89 holders of our Series A Convertible Preferred Stock, which is convertible into 7,336,680 shares of our common stock; and (iii) 43,325,843 outstanding shares of our common stock, of which all shares are either freely tradable or eligible for sale under Rule 144 or Rule 144(k).

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the  OTCQB or the Over-the-Counter Bulletin Board, as applicable.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Price

	High	Low
Fiscal 2011
First Quarter	$0.09	$0.09
Second Quarter	0.12	0.07
Third Quarter	0.09	0.09
Fourth Quarter	0.06	0.04

Fiscal 2010
First Quarter	$0.17	$0.03
Second Quarter	0.19	0.05
Third Quarter	0.23	0.15
Fourth Quarter	0.18	0.11

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

Recent Sales of Unregistered Securities

Option Grants

During the fiscal year ended June 30, 2011, we granted options to purchase shares of common stock to our directors and employees, pursuant to our various Stock Plans.

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

▪ In the U.S., the CVProfilor® DO-2020 System is being marketed to primary care physicians and other health care professionals as a capital sale item .

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

In the case of either a sale or rental of our product, there are no post-shipment obligations except for warranty maintenance contracts, which affect the timing of revenue recognition.  Neither customers nor distributors have a right to return or exchange our product.  Warranty repairs on all of the above are handled on a repair or replacement basis, at our discretion.  Further, there is no installation of our product; it is ready to use when plugged into an electrical outlet and no specialized knowledge is required to ready it for use.  For these reasons, we have concluded that our revenue recognition policy is appropriate and in accordance with SAB No. 104.

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

          The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2011 and 2010. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Stock-Based Compensation.  The Company regularly grants options to individuals under various plans.  Compensation costs relating to share-based payment transactions, including grants of employee and director stock options, are recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  The Company is required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  The fair value of options granted during fiscal year 2011 was estimated using the Black-Scholes option pricing model.

Fiscal	Risk-Free	Expected Dividend	Expected	Expected
Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2011	3.18%	None	10 years	250.86%
June 30, 2010	2.97%	None	10 years	161.76%

1,350,000 stock options were granted during fiscal year 2011.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of each option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

Results of Operations

As of June 30, 2011, we had an accumulated deficit of $28,018,054.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of June 30, 2011, we had cash and cash equivalents of $753,881.  We believe that our capital resources  will allow us to remain in business for at least the next twelve months following June 30, 2011.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010
The following is a summary of our Revenue and Cost of Sales for the fiscal years ended June 30, 2011 and 2010, respectively:
		Fiscal Year Ended June 30, 2011
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 1,389,181	$ 1,137,300	$ 48,144	$ 203,737
Cost of Sales	275,848	232,893	4,506	38,449
Gross Profit	$ 1,113,333	$ 904,407	$ 43,638	$ 165,288
Gross Profit %	80.14%	79.52%	90.64%	81.13%

		Fiscal Year Ended June 30, 2010
		Equipment	Equipment	Service/
	Total	Sales	Rental	Contract

Revenue	$ 1,383,669	$ 1,187,272	$ 75,820	$ 120,577
Cost of Sales	(19,935)	(26,312)	-	6,377
Gross Profit	$ 1,403,604	$ 1,213,584	$ 75,820	$ 114,200
Gross Profit %	101.44%	102.22%	100.00%	94.71%

Total Equipment Sales Revenue for the fiscal year ended June 30, 2011 was $1,137,300, compared to $1,187,272 for the fiscal year ended June 30, 2010, a 4.2% decrease.

For the fiscal year ended June 30, 2011, we recognized revenue for the CVProfilor® DO-2020 System “per-patient-tested” rental program of $48,144, compared to $75,820 for the fiscal year ended June 30, 2010, a 36.5% decrease.  We have a handful of legacy rental customers and have encouraged them to purchase their CVProfilor® DO-2020 System.  We do not use the rental model any longer.

For the fiscal year ended June 30, 2011, Service/Contract income was $203,737, compared to $120,577 for the fiscal year ended June 30, 2010, a 68.9% increase.  This increase was a result of an increase in warranty maintenance agreements sold and software upgrades sold primarily in the fourth quarter.

As of June 30, 2010, the Company realized that the Inventory obsolescence reserve established in 2003 was not reflective of the current business sales volume and changed its methodology in estimating this reserve. The Company wanted to be able to better reflect the gross profit on equipment sales.  A more appropriate approach was to look at surplus parts components beyond the number of units the Company could sell based on quantities of critical parts.  This change, at June 30, 2010, resulted in the Inventory obsolescence reserve account to decrease by $150,614, causing an increase in net inventory and a decrease in cost of sales for the fiscal year.  For the year ended June 30, 2011, the surplus parts approach is reflected in the numbers below:

	Fiscal Year Ended June 30
	2011	2010
Cost of Sales, excluding changes in inventory obsolescence reserve…………………………………………………	$ 246,424	$ 214,215
Increase (decrease) in inventory Obsolescence Reserve.. ……………………………………………	29,424	(234,150)
Cost of Sales, as reported …………………………………………………….	$ 275,848	$ (19,935)

Total selling, general and administrative expenses for the fiscal year ended June 30, 2011 were $717,586 compared to $2,402,773 for the fiscal year ended June 30, 2010, a 70.1% decrease.  The following is a summary of  the major categories included in selling, general and administrative expenses:
	Fiscal Year Ended June 30		Change from Prior Year
	2011	2010	Dollar	Percent

Wages, related expenses and benefits……………………………….	$ 437,444	$ 483,460	$ (46,016)	-9.52%
Deferred Compensation…………………………………	(718,684)	1,135,249	(1,853,933)	163.31%
Patents and related expenses…...……………………………………	4,210	2,875	1,335	46.43%
Outside consultants…………………………………………………..	185,904	72,506	113,398	156.40%
Rent (building/equipment) and utilities…………………………………	54,433	53,697	736	1.37%
Insurance-general and directors/officers liability…………………..	22,583	20,840	1,743	8.36%
Selling, marketing and promotion……………………..	434,625	390,790	43,835	11.22%
Legal and audit/accounting fees…………………………………	63,879	45,274	18,605	41.09%
Depreciation and amortization………………………………………	2,526	2,391	135	5.65%
Stock option expense…………………………………………………….	129,869	106,250	23,619	22.23%
Other-general and administrative………………………………….	100,797	89,441	11,356	12.70%
Total selling, general and administrative expenses………..	$ 717,586	$ 2,402,773	$ (1,685,187)	-70.14%

Because the Company’s stock price decreased during the twelve month period ended June 30, 2011, deferred compensation expense decreased by $1,853,9334 over the prior year.  Outside consultants expenses increased 156.4% due to the use of contract labor for customer service, accounting and IT systems consulting. Legal expenses increased 41% from 2010 to 2011 as the company had additional securities related legal issues in 2011 than in 2010. Selling, marketing  and promotion expenses increased by $43,835 because of increase distributor commissions.

As previously mentioned, outside consultants expense increased  to $185,904 for the fiscal year ended June 30, 2011 from  $72,506 for the fiscal year ended June 30, 2010, a 156.4% increase.  A breakdown of outside consultant expense for fiscal years 2011 and 2010 is provided below:

	Fiscal Year Ended June 30		Change from Prior Year
	2011	2010	Dollar	Percent
Outside Consultants Expense
SOX/404 Consulting	$14,385	$3,300	$11,085	335.9%
R&D Engineering - Consulting	1,377	10,695	(9,318)	-87.1%
IT Systems Consulting	28,331	6,443	21,888	339.7%
Quality Systems & Regulatory	44,575	30,944	13,631	44.05%
Web Site Consulting	120	80	40	50.0%
Other Contract Accounting & Customer Service	97,116	21,044	76,072	361.5%
Total Outside Consultants Expense	$185,904	$72,506	$113,398	156.4%

Other Contractor expenses increased $76,072 from 2010 to 2011 due to the use of contractors instead of employees in accounting and customer service functions during 2011.  The decrease in R&D Consulting expenses of 87.1% from 2010 to 2011 is tied to the development of next generation of the Company’s technology that was developed to test a new sensor technology, which was in the early stages of research and development during 2010. Limited investment was made on this in 2011. The increase in quality System/Regulatory consulting expense is primarily a result of losing our quality manager and shifting that work to an outside consultant.

Other – general and administrative expenses increased to $100,797 for the fiscal year ended June 30, 2011 from $89,441 for the fiscal year ended June 30, 2010, respectively, a 12.7% increase.  A breakdown of Other – general and administrative expense for fiscal years 2011 and 2010 is provided below.

	Fiscal Year Ended June 30		Change from Prior Year
Other general and administrative expenses:	2011	2010	Dollar	Percent
Stock Transfer Agent/Registrar Fees	$4,709	$4,174	$535	12.8%
Telephone	9,937	10,343	(406)	-3.9%
Postage/Delivery/Courier	8,835	2,432	6,403	263.3%
Licenses & Fees	3,080	4,197	(1,117)	-26.6%
SEC Filings Expense	4,180	4,848	(668)	-13.8%
Office Supplies	3,714	5,106	(1,392)	-27.3%
State Income Taxes	1,383	1,600	(217)	-13.5%
Payroll Expense - (Paychex)	1,754	2,743	(989)	-36.0%
Trash Removal	768	1,089	(321)	-29.5%
Repairs & Maintenance	6,669	7,266	(597)	-8.2%
Computer Software/Supplies	1,016	1,888	(872)	-46.2%
Bank Charges - Credit Cards	15,930	9,878	6,052	61.3%
Meals & Entertainment	1,364	2,793	(1,429)	-51.2%
Auto Expense/Parking	4,006	4,943	(937)	-18.9%
Warehouse Supplies	621	703	(82)	-11.6%
Travel - Other	12,159	21,673	(9,514)	-43.9%
Meetings	0	(1,353)	1,353	100.0%
Patent Expense	4,210	2,875	1,335	46.4%
All other components	16,462	2,243	14,219	633.9%
Total Other-general & administrative	$100,797	$89,441	$11,356	12.7%

Net income for the fiscal year ended June 30, 2011 was $406,312 compared to a net loss of $989,759 for the fiscal year ended June 30, 2010.  For the fiscal year ended June 30, 2011, basic and diluted net loss per share was $0.01 based on weighted average shares outstanding of 42,646,016 and 49,982,696.  For the fiscal year ended June 30, 2010, basic and diluted net loss per share was $(.02), based on weighted average shares outstanding of 41,278,165.

Liquidity and Capital Resources
             Cash and cash equivalents had a net decrease of $299,767 and a net increase of $355,730 for the years ended June 30, 2011 and June 30, 2010, respectively.  The significant elements of these changes were as follows:

Fiscal Year Ended June 30
Net cash provided by / (used in) operating activities:	2011	2010
— Net income (loss), as adjusted for non-cash items (expenses associated with deferred stock based compensation, depreciation, stock option expense, and inventory obsolescence reserve adjustment)	$ (125,619)	$64,018
— (Increase) / Decrease in accounts receivable:	(A) 33,768	(A) 4,427
– (A) Collection of funds prior to shipment directly affects the decrease in accounts receivable
— (Increase) / Decrease in inventory:	(B) 29,606	(B) 71,018
– (B) We sell mostly reconditioned units, and only replenish inventory for items that are needed to build new units.
— Increase / (Decrease) in accrued vacation, payroll and payroll taxes – (C)Expense amounts that relate to the amount of accrued vacation, accrued payroll, and accrued payroll taxes	(C) (31,116)	(C) 34,790
— Increase / (Decrease) in deferred revenue: – (D) Cash received from warranty maintenance contracts, and is amortized over the length of the contract.	(D) (53,932)	(D) 62,143
— Increase/(Decrease) in accrued commissions: – (E) Expense amounts related to accrued commissions	(E) (64,000)	(E) 110,500

In fiscal year 2011, for investing activities, The Company loaned $125,000 to a Minot, North Dakota real estate company associated with one of our directors.  The Company had no investing activities for the years ended June 30, 2010.

 In fiscal year 2011, for financing activities, the Company raised $30,000 through the exercise of warrants. In fiscal year 2010, the Company raised $75,000 through the exercise of warrants held by investors and $1,650 through the exercise of options held by employees.

We have incurred operating losses and have not generated significant cash flow from operations.  As of June 30, 2011, we had an accumulated deficit of $28,018,054.

As of June 30, 2011, we had cash and cash equivalents of $753,881 and anticipate that these funds, will allow us to continue our business  for at least the next twelve months following June 30, 2011.

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

The Company is also exploring the possibility of selling certain assets of the CVProfilor business and licensing its proprietary technology.

No assurance can be given that additional working capital will be obtained in a timely manner or on terms and conditions acceptable to us or our shareholders. Our financing needs are based upon management estimates as to future revenue and expense.  Our business plan and our financing needs are also subject to change based upon, among other factors, market conditions, and our ability to materially increase revenues.  Should we conclude additional capital is required, efforts to raise additional funds may be hampered by the fact that our securities are quoted on the OTCQB, are illiquid and are subject to the rules relating to penny stocks.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. Financial Statements and Supplementary Data

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2011 and 2010

Contents

Report of Independent Registered Public Accounting Firm                                                                                                    26

Audited Financial Statements:
Balance Sheets                                                                                                                                                                        27
Statements of Operations                                                                                                                                                      28
Statements of Shareholders’ Equity (Deficit)                                                                                                                     29
Statements of Cash Flows                                                                                                                                                     30
Notes to Financial Statements                                                                                                                                              31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of
Hypertension Diagnostics, Inc.

We have audited the accompanying balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/  Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
September 15, 2011

 Hypertension Diagnostics, Inc.
Balance Sheets
	June 30,
Assets	2011	2010
Current Assets:
Cash and cash equivalents	$ 753,881	$ 1,053,648
Accounts receivable, net	4,305	38,073
Inventory, net	364,952	442,005
Prepaids and other current assets	14,505	4,986
Note receivable-related party	125,000	-
Total Current Assets	1,262,643	1,538,712

Property and Equipment:
Leasehold improvements	17,202	17,202
Furniture and equipment	172,052	172,052
Computer & electronic equipment	598,347	580,324
Equipment rental units	162,351	162,351
Total Property and Equipment	949,952	931,929
Less accumulated depreciation and amortization	(933,117)	(930,591)
Property and Equipment, net	16,835	1,338

Other Assets	6,530	6,530
Total Assets	$ 1,286,008	$ 1,546,580

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 20,746	$ 14,090
Accrued vacation, payroll and payroll taxes	51,253	82,369
Accrued commissions	46,500	110,500
Deferred revenue	42,390	72,202
Deposits from customers	970	970
Other accrued expenses	35,857	26,468
Deferred compensation	622,500	1,316,250
Total Current Liabilities	820,216	1,622,849

Long Term Liabilities:
Deferred revenue, less current portion	46,429	70,549

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390 and 710,993
at June 30, 2011 and 2010, respectively. Each share of
preferred stock is convertible into 12 shares of common
stock at the option of the holder. (Aggregate
liquidation preference of $8,444,722 and $8,419,333
at June 30, 2011 and 2010, respectively.)	6,114	7,110
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares-- 43,325,843 and 41,916,320
at June 30, 2011 and 2010, respectively.	433,258	419,163
Additional paid-in capital	27,998,045	27,851,275
Accumulated deficit	(28,018,054)	(28,424,366)
Total Shareholders' Equity (Deficit)	419,363	(146,818)
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,286,008	$ 1,546,580
See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Operations

	Years Ended June 30,
	2011	2010

Revenue:
Equipment sales	$1,137,300	$1,187,272
Equipment rental	48,144	75,820
Service/contract income	203,737	120,577
	1,389,181	1,383,669
Cost of Sales:
Cost of sales	246,424	214,215
Inventory obsolescence reserve	29,424	(234,150)
Net Cost of Sales	275,848	(19,935)
Gross Profit	1,113,333	1,403,604

Expenses:
Selling, general and administrative	717,586	2,402,773
Total Expenses	717,586	2,402,773
Operating (income) loss	395,747	(999,169)

Other Income:
Interest income	8,033	9,410
Other income	2,532	-
Total Other Income	10,565	9,410

Net income (loss) before income taxes	406,312	(989,759)
Income taxes	-	-
Net income (loss)	$406,312	$(989,759)

Net Income (Loss) per Common Share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	42,646,016	41,278,165
Diluted	49,982,696	41,278,165
See accompanying notes.

                            Hypertension Diagnostics, Inc.
Statements of Shareholders’ Equity (Deficit)

						Additional
		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2009………….	744,536		$7,445	40,963,088	$409,631	$27,677,572	$(27,434,607)	$660,041
Conversion of Preferred Stock
into Common Stock ……………	(52,743		(527	632,916	6,329	(5,802)		-
Warrants Exercised……………….	19,200		192	305,316	3,053	71,755		75,000
Stock Options Exercised…………				15,000	150	1,500		1,650
Stock based compensation……...						106,250		106,250
Net loss……………………………..							(989,759)	(989,759)
Balance at June 30, 2010………….	710,993		7,110	41,916,320	419,163	27,851,275	(28,424,366)	(146,818)
Conversion of Preferred Stock
into Common Stock ……………	(107,283		(1,073	1,287,396	12,874	(11,801)		-
Warrants Exercised……………….	7,680		77	122,127	1,221	28,702		30,000
Stock based compensation……...						129,869		129,869
Net income…...………………….							406,312	406,312
Balance at June 30, 2011………….	611,390		$6,114	43,325,843	$433,258	$27,998,045	$(28,018,054)	$419,363

See accompanying notes.

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	Years Ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$406,312	$(989,759)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred stock based compensation (income) expense	(693,750)	1,095,750
Depreciation	2,526	2,391
Stock option based compensation	129,869	106,250
Inventory obsolescence reserve	29,424	(234,150)
Change in operating assets and liabilities:
Accounts receivable	33,768	4,427
Inventory	29,606	71,018
Prepaids and other current assets	(9,519)	(1,749)
Accounts payable	6,656	(2,253)
Accrued vacation, payroll and payroll taxes	(31,116)	34,790
Accrued commissions	(64,000)	110,500
Deferred revenue	(53,932)	62,143
Other accrued expenses	9,389	19,722
Net cash provided by(used in) operating activities	(204,767)	279,080

Investing Activities
Issuance of note receivable-related party	(125,000)	-

Financing Activities
Proceeds from exercise of warrants	30,000	75,000
Proceeds from exercise of stock options	-	1,650
Net cash provided by financing activities	30,000	76,650

Net increase/(decrease) in cash and cash equivalents	(299,767)	355,730

Cash and cash equivalents at beginning of period	1,053,648	697,918
Cash and cash equivalents at end of period	$753,881	$1,053,648

Non Cash Investing Activities
Inventory transfer to equipment	$(18,023)	$-

See accompanying notes.

Hypertension Diagnostics, Inc.
Notes to Financial Statements
Years Ended June 30, 2011 and 2010

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

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.  Invoice terms can vary from at date of shipment to net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2011 and 2010.

Inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market and principally consist of raw materials.  Market value encompasses consideration of all business factors including price, contract terms and usefulness.  The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value.  A reserve for potential obsolescence was $207,756 and $178,330 at June 30, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments are recorded on its balance sheet.  The carrying amounts for cash, accounts receivable, note receivable,accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments.

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

The Company has warranty maintenance contracts with its customers ranging from 1 to 5 years to provide replacement parts to its customers.  These contracts are considered multiple element arrangements when initially sold with the related equipment.  When a sale involves multiple elements, revenue is allocated to each respective element based on its estimated fair value.  The Company requires full payment in advance and then a portion of the unearned amount is recorded as deferred revenue.  The Company recognizes the deferred revenue on a quarterly basis over the maintenance contracts requisite service period.  The Company recognizes as current portion deferred revenue the amount that it will recognize over the next 12 months.  The remaining amount of deferred revenue is recognized as long-term deferred revenue.

Research and Development Costs

All research and development costs are charged to expense as incurred.  The Company incurred $5,646 and $10,695 in research and development costs for the fiscal years ended June 30, 2011, and 2010, respectively.

Income Taxes

         The Company accounts for income taxes by following an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statement of operations.  The Company has three open years of tax returns subject to examination.

1.      Organization and Significant Accounting Policies (continued)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.  However, since the Company reported a loss for the year ended June 30, 2010, all potential common shares have been excluded from the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

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

2.     Inventory

In evaluating its inventory as of June 30, 2010, the Company realized that the inventory obsolescence reserve methodology established in 2003 was inconsistent with the Company’s revenue model, which had shifted from almost, exclusively, rental to almost exclusively sale of capital equipment.  The Company determined a more appropriate method for estimating the value of its inventory was to look at surplus parts components beyond the number of units the Company estimates it can sell based on quantities of critical parts.  The change in estimate, at June 30, 2010, resulted in the inventory obsolescence reserve account to decrease by $150,614, causing an increase in net inventory and a decrease in cost of sales for the fiscal year.

 Each quarter, the Company will review its inventory and supplier status to determine if further adjustments to the inventory obsolescence reserve are needed.

2.     Inventory (continued)

At June 30, 2011 and 2010 inventory consisted of the following:

		June 30
	2011	2010
Raw materials……..………………………………………..	$ 572,706	$ 617,932
Finished goods…………………………………………….	-	2,403
Inventory obsolescence reserve	(207,754)	(178,330)
Total Inventory…………………………………………….	$ 364,952	$ 442,005

3.	Note Receivable – related party

             On May 3, 2011, the Company entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”), under which the Company loaned Minot $125,000 toward the purchase of an office building located at 123 1st Street, Minot, North Dakota (the “M Building”).  At the time the agreement was entered into, Kenneth W. Brimmer a member of the company’s board of directors, was one of the three principals of Minot.

Minot acquired the M Building for an aggregate purchase price of $400,000 comprised of $200,000 in cash and $200,000 obtained through a seller-financed secured loan and associated first mortgage on the M Building.

Under the terms of the promissory note agreement (“Note”), Minot was required to use its best efforts to make M Building operational and rentable, as determined by the board of the Company, by the end of 45 calendar days from the date of the Note.  If the M Building was not operational and rentable within 45 calendar days, then Minot could be required by the Company to repay the Note 90 days from the date of such determination with an interest rate of 8%.

Under the May 3, 2011 Agreement, to the extent that the Company determined that M Building was operational and rentable, then the Note would be forgiven and the Company, through a stock purchase, would acquire 100% of Minot from its current shareholders.  The Company has elected to exercise its option to receive repayment of the note, a $20,000 payment was received on July 13, 2011, under an agreement with Minot, six monthly payments of $12,500 are due beginning on August 15, 2011 with the final payment including interest and reimbursement of legal fees is due and payable February 15, 2012. The obligation to repay the Note is secured by a second mortgage on M Building, second only to the first mortgage held by the seller of M Building to Minot. Mr. Brimmer is no longer affiliated with Minot.

4.      Deferred Compensation Expense

         The Company has entered into a Deferred Equity Compensation Agreement with its CEO, Mark N. Schwartz (the “Agreement”), whereby the Company will grant 225,000 phantom shares of its common stock to its CEO for every month of employment for the period January 1, 2010 through December 31, 2011.  Prior to January 1, 2010, the Company granted 175,000 phantom shares of its common stock to its CEO for every month of employment.  A cash payment will be made to the CEO equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain Event Dates (as defined in the Agreement), which are noted below.

The Company has accrued a total deferred compensation liability of $622,500 at June 30, 2011 which is the fair market value of 12,450,000 phantom shares granted as of June 30, 2011, pursuant to the Agreement.  Due to the changes in the closing price of the Company’s common stock during the year (a decrease from $0.135 to $0.050 per share), and the additional 2,700,000 phantom shares issued for the year, the Company recorded a net compensation benefit of $693,750 for the year ended June 30, 2011. For the year ended June, 30, 2010, the Company recorded a net compensation expense of $1,095,750.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.

 4.      Deferred Compensation Expense (continued)

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

5.      Income Taxes

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2011	2010
Federal tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(2.4)	(6.0)
Change in valuation allowance	36.4	40.0
Effective income tax rate	— %	— %

At June 30, 2011, the Company has estimated net operating loss carryforwards totaling approximately $20,831,000 for federal income tax purposes and $15,793,116 for state income tax purposes.  Loss carryforwards have begun to expire this fiscal year and will continue to expire through 2030.

No benefit has been recorded for such carryforwards due to continued operating losses, and utilization in future years may be limited under Section 382 of the Internal Revenue Code if significant ownership changes have occurred.

Components of deferred tax assets are as follows:
		June 30
	2011	2010
Loss carryforwards………………………………………..	$8,020,000	$7,869,000
Inventory reserve …………………………………………	76,000	71,000
Deferred compensation …………………………………..	234,000	528,000
Accrued vacation………………………………………….	2,000	12,000
Less valuation allowance…………………………………	(8,332,000)	(8,480,000)
Net deferred tax assets…………………………………..	$ -	$ -

At June 30, 2011, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

The Company is subject to U.S. Federal and Minnesota state income tax.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

6.      Shareholders’ Equity

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

In addition, so long as any shares of the Series A Preferred Stock are outstanding, the Company may not, without the approval of the majority of the holders of the Series A Preferred Stock then outstanding, take certain corporate actions, as described in the Certificate of Designation.  Upon any liquidation, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets a liquidation preference equal to an internal rate of return on the adjusted stated value of the Series A Preferred Stock (currently $1.68 per share) equal to 20%.  Any assets remaining after this initial distribution shall be distributed to the holders of the Company’s common stock and the Series A Preferred Stock on an as-if converted basis.  As of June 30, 2011 and 2010, the value of this liquidation preference was $8,444,722 and $8,419,333, respectively.

Conversion of Preferred Stock into Common Stock

During the fiscal years ended June 30, 2011 and 2010, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock.  An aggregate of 107,283 shares of Series A Convertible Preferred Stock were converted into an aggregate of 1,287,396 shares of common stock for the fiscal year ended June 30, 2011 and an aggregate of 52,743 shares of Series A Convertible Preferred Stock were converted into an aggregate of 632,916 shares of common stock for the fiscal year ended June 30, 2010.

Series A Preferred Stock and Common Stock Warrants

The following is a summary of the outstanding stock purchase warrants that were issued in connection with our private placements of Series A Preferred and Common Stock in August 2003 and February 2004 as of June 30, 2011:

6.      Shareholders’ Equity (continued)

	Warrant A		Warrant B				Warrant C
	Preferred	Common	Preferred		Common		Preferred	Common
	$2.04	$.17	$2.64	(1)	$.22	(2)	$3.60	$.30
August 2003 Placement
Outstanding Balance, June 30, 2009	-	-	89,810		1,428,171		410,198	6,523,233
Exercised during fiscal 2010	-	-	19,200		305,316		-	-
Expired during fiscal 2010	-	-	-		-		-	-

Outstanding Balance, June 30, 2010	-	-	70,610		1,122,855		410,198	6,523,233
Exercised during fiscal 2011	-	-	7,680		122,127		-	-
Expired during fiscal 2011	-	-	-		-		-	-
Outstanding Balance, June 30, 2011	-	-	62,930		1,000,728		410,198	6,523,233

Expiration Date	-	-	09/30/12		09/30/12		09/30/12	09/30/12

February 2004 Placement
Outstanding Balance, June 30, 2009	-	-	94,496		1,502,702		82,686	1,314,868
Exercised during fiscal 2010	-	-	-		-		-	-
Expired during fiscal 2010	-	-	-		-		-	-
Outstanding Balance, June 30, 2010	-	-	94,496		1,502,702		82,686	1,314,868
Exercised during fiscal 2011			-		-		-	-
Expired during fiscal 2011	-	-	-		-		-	-
Outstanding Balance, June 30, 2011	-	-	94,496		1,502,702		82,686	1,314,868

Expiration Date	-	-	09/30/12		09/30/12		09/30/12	09/30/12

1)  In February, 2010, the Company temporarily modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 to encourage the exercise of the warrants; at this time, the temporary price reduction is still in effect.

(2)   In February, 2010, the Company temporarily modified the exercise price on all of the Common Stock Warrant B from $0.22 to $0.14 to encourage the exercise of the warrants; at this time, the temporary price reduction is still in effect.
In July 2011, the Company extended the above warrants through September 30, 2012 to encourage exercising of these warrants in order for the Company to receive additional funding.  No compensation was recorded for this extension due to the warrants were originally connected to a capital raise. During the year ended June 30, 2011, the Company received $30,000 in cash proceeds for the exercise of common and preferred stock warrants of 7,680 and 122,127, respectively.

7.      Stock Options

During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan (the “1995 Option Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, directors, officers, consultants and advisors of the Company.  The maximum number of shares reserved under the Plan is 400,000 shares.  The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 1995 Option Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company’s outstanding voting common stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date.  The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date.  At September 22, 2005, the 1995 Option Plan terminated, at which time there were 2,500 shares available for grant. The outstanding options have a weighted average remaining contractual life of 3.46 years.

 7.Stock Options (continued)

On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company,  up to a maximum of 750,000 shares.  Stock options may be either qualified or nonqualified for income tax purposes.  On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000.  Terms of the 1998 Option Plan are similar to the 1995 Option Plan above.  The 1998 Option Plan expired in May 2008. At June 30, 2011, there were 669,572 options outstanding having exercise prices between $0.165 and $4.02 that had been granted under the 1998 Option Plan.  The outstanding options had a weighted average remaining contractual life of 2.07 years.

               On October 31, 2003, the Board of Directors approved the 2003 Stock Plan (the “2003 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company.  On November 10, 2005, the Board of Directors approved the following amendments to the 2003 Option Plan: 1) changed the definition of the term “Stock” to exclude Series A Convertible Preferred Stock; 2) changed the Shares Reserved for Issuance to exclude six million (6,000,000) shares of Series A Convertible Preferred Stock; and 3) eliminated the annual automatic grant of stock options to non-employee directors.  Stock options granted may be either qualified or nonqualified for income tax purposes.  Up to a maximum of 4,000,000 shares of common stock may be issued under the 2003 Option Plan. Terms of the 2003 Option Plan are similar to the 1995 Option Plan above.  At June 30, 2011, there were 3,843,342 options outstanding having exercise prices between $0.11 and $0.20 that had been granted under the 2003 Option Plan.  The outstanding options had a weighted average remaining contractual life of 4.16years.

     On November 10, 2005, the Board of Directors approved the 2005 Stock Plan (the “2005 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company.  Stock options granted will be nonqualified for income tax purposes.  Up to a maximum of 6,000,000 shares of common stock may be issued under the 2005 Option Plan.  The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date.  At June 30, 2011, there were 3,580,000 options outstanding having exercise prices between $0.09 and $0.16  that had been granted under the 2005 Option Plan.  The outstanding options had a weighted average remaining contractual life of 7.28 years.

A summary of the outstanding options under all the stock option plans is as follows:

7.      Stock Options (continued)

	Shares Available for Grant	Options Outstanding and Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
1995 Option Plan
Balance at June 30, 2009	-	263,000	$0.17
Exercised	-	-	-
Canceled/forfeited	-	(3,000)	-
Balance at June 30, 2010	-	260,000	0.17
Exercised	-	-	-
Canceled/forfeited	-	-	-
Balance at June 30, 2011	-	260,000	$0.17	$-
Remaining Contractual Life		3.46 years

1998 Option Plan
Balance at June 30, 2009	-	854,000	$1.08
Exercised	-	-	-
Canceled/forfeited	-	(70,428)	2.47
Balance at June 30, 2010	-	783,572	0.95
Exercised	-	-	-
Canceled/forfeited	-	(114,000)	4.63
Balance at June 30, 2011	-	669,572	$0.33	$-
Remaining Contractual Life		2.07 years

2003 Option Plan
Balance at June 30, 2009	961,658	3,038,342	$0.19
Granted	(900,000)	900,000	0.11
Exercised	-	(15,000)	0.11
Canceled/forfeited	30,000	(30,000)	0.20
Balance at June 30, 2010	91,658	3,893,342	0.17
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	50,000	(50,000)	0.15
Balance at June 30, 2011	141,658	3,843,342	$0.17	$-
Remaining Contractual Life		4.16 years

2005 Option Plan
Balance at June 30, 2009	4,170,000	1,830,000	$0.16
Granted	(400,000)	400,000	0.11
Exercised	-	-	-
Canceled/forfeited	-	-	-
Balance at June 30, 2010	3,770,000	2,230,000	0.15
Granted	(1,350,000)	1,350,000	0.10
Exercised	-	-	-
Canceled/forfeited	-	-	-
Balance at June 30, 2011	2,420,000	3,580,000	$0.13	$-
Remaining Contractual Life		7.28 years

7.      Stock Options (continued)

The fair value of options granted during fiscal years 2011 and 2010 were estimated using the Black-Scholes option pricing model.

	Risk-Free	Expected Dividend	Expected	Expected
Fiscal Year Ended	Interest Rate	Yield	Life	Volatility
June 30, 2010	2.97%	None	10 years	161.76
June 30, 2011	3.18%	None	10 years	250.86

On December 17, 2010, the Company granted a total of 1,350,000 new stock options; 900,000 from the 2005 Plan were granted to the four independent board members for their 2011 board service at an exercise price of $0.10 per share, 400,000 from the 2005 Plan were granted to the Company’s President vesting over a two year period at an exercise price of $0.10 per share, and 50,000 from the 2005 Plan were granted to the Company’s Accounting Manager. at an exercise price of $0.09 per share.

  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

As of June 30, 2011 and 2010, the Company recognized $129,869 and $106,250 of stock option expense.   As of June 30, 2011, there was $87,125 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.55 years.

8.      Earnings (Loss) Per Share

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended June 30, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$406,312	$(989,759)
Weighted average of common shares outstanding	42,646,016	41,278,165
Basic net earnings (loss) per share	$0.01	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$406,312	$(989,759)
Weighted average of common shares outstanding	42,646,016	41,278,165
Series A Convertible Preferred Stock (1)	7,336,680	-
Stock Options (2)	-	-
Warrants (3)	-	-
Diluted weighted average common shares outstanding	49,982,696	41,278,165
Diluted net income (loss) per share	$0.01	$(0.02)

(1)
At June 30, 2011, there 611,390 shares of  Series A Convertible Preferred Stock outstanding and 710,933 at June 30, 2010. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at June 30, 2011 and 8,531,196 at June 30, 2010.

(2)
At June 30, 2011, there were common stock equivalents attributable to outstanding stock options of 8,352,914 common shares and  7,166,914 common shares at June 30, 2010. The stock options are under water at June 30, 2011 and anti-dilutive at June 30, 2010 and therefore have been excluded from diluted earnings per share.

(3)
At June 30, 2011, there were common stock equivalents of 18,498,636 and 18,712,923 common stock equivalents at June 30, 2010, attributable to warrants. The warrants expire on September 30, 2012. The warrants underwater at June 30, 2011 and are anti- dilutive at June 30, 2010 and therefore have been excluded from diluted earnings per share.

9.      License Agreement

In September 1988, the Company entered into a license agreement with the Regents of the University of Minnesota (the “Regents”), whereby the Company was granted a license to utilize certain technology developed by the Regents.  Under the license agreement, the Company is required to pay royalties on net product revenue containing the technology licensed from the Regents.  In the first two years after execution of the agreement, royalties were 1% of net revenue, and for the third and fourth years were 1.5% of net revenue.  Beginning in the fifth year, and continuing through the termination of the agreement, royalties were 2% of net revenue, and 3% if the Regents obtained a United States patent on any of the technology covered under the agreement, which occurred.  Termination of the license agreement occurs with the expiration of the last patent, or ten years after the date of the first commercial product revenue, if no patent exists.  Since the Regents have filed seven U.S. patents, the last of which expired on December 28, 2010.  The requirement to pay a royalty under this license agreement for these patents expires concurrently with the expiration date of the last of these patents to expire, which was December 28, 2010.  The license agreement remains in effect, even though these patents have expired.  Royalties expense was $22,319 and $26,593 in fiscal years 2011 and 2010, respectively.  As of June 30, 2011, total accrued royalties are $17,770.

10.      Employee Benefit Plan

The Company maintains a Simplified 401(k) qualified retirement plan, which is funded by elective salary deferrals by employees. The Plan covers substantially all employees meeting minimum eligibility requirements.  The Plan requires mandatory contributions by the Company.  The Company makes contributions on behalf of qualifying contributing participants making elective deferrals in an amount equal to 100% of the elective deferral, not to exceed 3% of employee’s compensation.  The matching contributions expense amounted to $10,019 and $8,718 in fiscal years 2011 and 2010, respectively.

11.      Commitments

The Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space.  Effective September 8, 2010, the term of this operating lease was extended for forty-eight (48) months from November 1, 2010 to October 31, 2014.  Rent expense was $73,702 and $77,576 in fiscal years 2011 and 2010, respectively.

The following is a schedule of future minimum lease payments due as of June 30, 2011:

Year ending June 30:
2012………………………………………………………………………………..	$72,186
2013………………………………………………………………………………..	$73,506
2014………………………………………………………………………………..	$74,873
2015………………………………………………………………………………..	$25,112

12.      Significant Customers and Credit Risk

Revenue from the Company’s products is concentrated among specific customers in the same industry.  The Company generally does not require collateral.  While no direct (physical) customer accounted for more than 10% of total revenue in the years ended June 30, 2011 and 2010, respectively, one distributor accounted for approximately 80% and 68% of unit sales in the years ended June 30, 2011 and 2010, respectively.

13.           Quarterly Financial Data (unaudited, in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
June 30, 2011:
Revenue	$257	$458	$347	$327
Gross Profit	219	365	262	267
Net income (Loss)	264	(181)	(102)	425
Basic and Diluted
Net income (loss) per common share	0.01	(0.01)	0.00	0.01

June 30, 2010:
Revenue	$302	$458	$126	$497
Gross Profit	269	415	103	616
Net income (Loss)	(780)	(233)	(334)	357
Basic and Diluted
Net income (loss) per common share	(0.02)	0.00	(0.01)	0.01

14. Litigation

Although we have been involved in various legal actions in the ordinary course of our business, currently we are not aware of any pending legal proceedings against or involving us.

15. Subsequent Events

On August 26, 2011 (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets to Cohn Prevention Center, LLC (“CPC”), a Minnesota company, a related party board member and stockholder.

The terms of the Agreement provide for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the existing inventory of the Company’s parts/products to any customer or in any market where they can be legally sold.  Additionally, CPC has agreed to assume all warranty and on-going product support required by regulatory agencies.

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note to the Company in the amount of either $150,000 in 12 months or $200,000 in 18 months at the discretion of  CPC. Additionally, CPC agreed to pay the Company a cash payment of $1,200 on each of the first 50 units sold within 30 days of receipt of cash from any unit sale made by CPC.  Nearly all of the proceeds received at closing will be allocated to cover severance and other costs related to the transaction.

The Company and CPC also entered into a Sublicense Agreement on the Effective Date (the “Sublicense Agreement”), pursuant to which the Company grants CPC a limited license which allows the use of the Company’s intellectual property, technology, and technical know-how for the use of its arterial elasticity measurement technology exclusively in CPC clinics and research related exclusively to CPC clinics.  All other applications of the intellectual property, technology and technical know-how will be retained by the Company for the benefit of the Company.  Any development of a next generation arterial measurement device, however, would be limited exclusively to use and sale within the CPC network of clinics and to research exclusively related to CPC clinics.

CPC and the Company have also entered into a Sublease Agreement as of the Effective Date with CPC for the Waters II Suite 108 facility on the same pass-through economic terms as the Company has with the existing landlord for the remaining term of the Company’s lease, which expires October 31, 2014.

15. Subsequent Events (continued)

Upon the closing of this transaction, the Company will have limited operations and intends to seek additional opportunities to license its proprietary technology, intellectual property, technical know-how and other core assets, although there is no assurance these efforts will be successful.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2011 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were effective as of June 30, 2011.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since

Larry Leitner (1) (2)	58	Director	2003
Alan Stern (1) (2)	56	Director	2003
Greg H. Guettler	57	President, Secretary and Director	1997
Mark N. Schwartz	55	Chief Executive Officer and Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	56	Director	1995
Jay N. Cohn, M.D.	81	Director	1988

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Larry Leitner – Mr. Leitner is a founding partner of Specialty Commodities, Inc., (“Specialty”) an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty is one of the largest importers and distributors of nuts, dried fruits, seeds, and grains, supplying the snack food, health, food, bakery and bird food industries in North America and Europe. He received his Bachelor of Science degree from North Dakota State University.

Alan Stern – Mr. Stern is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. He received his Bachelor of Arts degree from the City of London School of Business Studies (City University).

Greg H. Guettler – Mr. Guettler has been our President and a Director since September 1997. Mr. Guettler has more than 25 years of experience in sales, marketing and management positions within the medical industry. Prior to joining us, from May 1983 to September 1997, Mr. Guettler was a senior manager at Universal Hospital Services, Inc. Mr. Guettler holds a Bachelor of Arts degree from the University of St. Thomas in St. Paul, Minnesota (1977) and a Master of Business Administration degree (M.B.A.) from the University of St. Thomas Graduate School of Management in St. Paul, Minnesota (1983).  Effective August 26, 2011, Mr. Guettler resigned as a Director of the Company.

Mark N. Schwartz – Mr. Schwartz has been our Chief Executive Officer and Chairman of our Board since September 2003.  From November 1999 to August 2003, Mr. Schwartz was Chief Financial Officer and served on the Board of Directors of DDD Group plc, a digital media company focused on developing 3D technology for the corporate and consumer markets, which is publicly traded on the London Stock Exchange’s Alternative Investment Market, or AIM. Previously, he founded and was Chief Financial Officer of Bodega Latina Corporation, a Latino oriented grocery retailer operating warehouse supermarkets. From 1982 to 1985, Mr. Schwartz was an investment banker at Credit Suisse First Boston and Donaldson Lufkin & Jenrette, where he secured, structured and negotiated the first round of institutional financing for Starbucks Coffee and also served on its Board of Directors. He received a Bachelor of Arts degree in economics and political science from Claremont McKenna College and a Masters of Business Administration degree with honors from Harvard Business School.

Kenneth W. Brimmer – Mr. Brimmer was elected to our Board of Directors in November 1995, and served as the Chairman of our Board from June 5, 2000 to August 28, 2003. Since May of 2009, Mr. Brimmer has been CEO and principal shareholder of Stencor Company, LLC  a privately-owned plastic injection molding and contract manufacturing business. Mr. Brimmer served as a director of STEN Corporation from 1998 until May 2009 and CEO of the company since October 2003.  Since December 2001, Mr. Brimmer has also served as Chief Manager of Brimmer Company, LLC.    Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer of Rainforest Café from its inception during 1995 until April 2000. Mr. Brimmer has served on the Board of Directors of Landrys Restaurants, Inc. since June 2004.  Landrys Restaurants is a restaurant and casino operator with more than a billion dollars in revenue. Landrys was listed on the New York Stock Exchange until going private in 2010.  Mr. Brimmer holds a Bachelor of Arts degree in accounting from Saint John’s University in Collegeville, Minnesota (1977).

Jay N. Cohn, M.D. – Dr. Cohn has served as a member of our Board of Directors since our inception in July 1988. Since 1974, Dr. Cohn has been employed by the University of Minnesota Medical School as a Professor of Medicine and he was Head of its Cardiovascular Division from 1974 through 1997. Dr. Cohn discovered that arterial elasticity indices could be determined from blood pressure waveforms in the late 1970’s and he is a co-inventor of the pulse contour analysis technology used in our CardioVascular Profiling System Products. Dr. Cohn also serves as Chairman of the Board of Directors of Cohn Prevention Centers (CPC), a development stage company intending to create a nationwide network of clinics providing cardiovascular health assessment. Dr. Cohn received his M.D. degree from Cornell University (1956).  Dr. Cohn resigned as a director of the Company effective August 26, 2011.

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

Code of Ethics

We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics").  A copy of the Code of Ethics can be obtained, and will be provided to any person without charge, upon written request to the Company’s Secretary at the Company’s headquarters address.  The Code of Ethics is also available on our website, located at www.hdii.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended June 30, 2011.  In making this statement, we have relied solely  on  copies  of  any reporting forms received by us.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Mark Schwartz	2011	$133,097		$135,000	(1)					$268,097
Chief Executive Officer	2010	$134,723		$324,000	(1)					$458,723
Greg H. Guettler	2011	$181,000		$40,000	(2)					$221,000
President and Secretary	2010	$187,961		$44,000	(2)					$231,961

(1)
Amount of Stock Award reflects the value of the Phantom Stock of 2,700,000 shares awarded in fiscal year ending June 30, 2011 and 2,400,000 shares awarded in fiscal year ending June 30, 2010 to Mr. Schwartz pursuant to the Deferred Equity Incentive Agreement multiplied by the closing stock price at the end of each fiscal year, $0.06 at June 30, 2011, and $0.135 at June 30, 2010.

(2)	Amount of stock awards reflects the value of stock options granted of 400,000 for each of the years ended June 30, 2011 and 2010.

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers and Employees at June 30, 2011.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Earned Shares, Units or Other Rights That Have Vested	Equity Incentive Plan Awards: Market or Payout Value of Earned Shares, Units or Other Rights That Have Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark N. Schwartz								12,450,000	$622,500
								(1)	(2)
Greg H. Guettler	171,080			0.165	12/15/14
	25,000			1.000	06/11/12
	150,000			0.180	05/29/13
	63,786			0.165	12/15/14
	400,000			0.200	12/17/13
	424,943			0.165	12/15/14
	150,000 400,000 400,000			0.200 0.110 0.100	08/03/16 12/16/19 12/17/20

(1)
Amount of Equity Incentive Plan Awards reflects the total number of Phantom Stock shares accumulated by Mr. Schwartz since inception of the Deferred Equity Incentive Agreement effective January 1, 2006.

(2)	Market Value of Unearned Shares reflects the value of the accumulated Phantom Stock shares multiplied by the closing stock price at the end of each fiscal year.

Employment Agreement
In connection with the August 2003 Private Placement, we entered into an employment agreement dated August 28, 2003 with Mr. Schwartz to serve as our Chief Executive Officer and Chairman of the Board.  Pursuant to such employment agreement, Mr. Schwartz was provided a monthly salary of $6,000 cash.  Effective March 1, 2005, the Compensation Committee of the Board of Directors approved an increase in the monthly cash salary from $6,000 to $7,000.  Effective March 27, 2006, the Compensation Committee approved an increase in the monthly cash salary from $7,000 to $8,333.  Effective September 10, 2007, the compensation Committee approved an increase in the monthly cash salary from $8,333 to $9,333.  In addition, the employment agreement provides that a bonus or incentive compensation to be paid in shares of our common stock shall be approved by the Compensation Committee
On June 5, 2006, we entered into a Deferred Equity Incentive Agreement (the “Agreement”) with Mr. Schwartz.  The effective date of this Agreement is January 1, 2006.  Under the terms and conditions of this Agreement, the Company shall grant to Mr. Schwartz certain equity incentive compensation units (“Units”) that would: (1) have a current value related to the net value of our voting common stock; (2) increase or decrease with any future changes in the value of that stock; (3) be payable in cash only upon certain events; and (4) be payable in 2012 without regards to events.  For the period January 1, 2009 through December 31, 2009, we will grant to Mr. Schwartz one hundred seventy-five thousand (175,000) phantom units each month.  Effective January 1, 2010, the board of directors increased the number of units in the Agreement to 225,000 per month. As of June 30, 2011, the Company has accrued $622,500 in stock compensation benefit relating to this Agreement.

On September 10, 2007, the Compensation Committee approved for Mr. Greg Guettler an increase in the monthly cash salary from $14,000 to $15,083.

Compensation of Directors

Members of our Board of Directors receive no cash compensation for such service.  On November 28, 2006, an option to purchase 480,000 shares of our common stock was granted to Jay Cohn and an option to purchase 450,000 shares each was granted to Alan Stern, Larry Leitner and Ken Brimmer at an exercise price of $0.16 per share, which would vest annually in equal increments over a three year period in accordance with the terms of our 2005 Stock Option Plan.  On December 17, 2010, each director was awarded an option to purchase 225,000 shares (totaling 900,000 shares of our common stock) at an exercise price of $0.10 per share, which would vest quarterly over a 12-month period.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan: 1998 Plan: 2003 Plan:	260,000 669,572 3,843,342	$0.17 $0.33 $0.17	0 0 141,658
	2005 Plan:	3,580,000	$0.13	2,420,000
Total		8,352,914	$0.26	2,561,658

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of September 24, 2011 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our two other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2011, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 10275 Wayzata Blvd, Suite 310, Minnetonka, MN 55305.

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days (1)	Total	Percentage of Class Beneficially Owned

Mark N. Schwartz (2) (3)	Common	5,290,483	606,606	5,897,089	14.19%
	Preferred	0	38,145	38,145	4.87%
	Combined	5,290,483	1,064,346	6,354,829	12.62%

Larry Leitner (2)	Common	1,317,493	1,310,329	2,627,822	6.22%
	Preferred	0	28,160	28,160	3.64%
	Combined	1,317,493	1,648,249	2,965,742	5.90%

Alan Stern (2)	Common	1,265,631	1,342,889	2,608,520	6.17%
	Preferred	0	30,208	30,208	3.90%
	Combined	1,265,631	1,705,385	2,971,016	5.91%

Greg H. Guettler (2) (3)	Common	45,356	1,507,202	1,552,558	3.66%
	Preferred	0	1,408	1,408	0.19%
	Combined	45,356	1,524,098	1,569,454	3.14%

Jay N. Cohn (2)	Common	1,198,764	1,645,245	2,844,009	6.67%
	Preferred	0	42,240	42,240	5.37%
	Combined	1,198,764	2,152,125	3,350,889	6.65%

Kenneth W. Brimmer (2)	Common	196,992	1,032,851	1,229,843	2.93%
	Preferred	0	9,856	9,856	1.31%
	Combined	196,992	1,151,123	1,348,115	2.70%

All Officers and Directors	Common	9,314,719	7,445,121	16,759,840	34.62%
as a Group (6 individuals)	Preferred	0	150,017	150,017	16.77%
	Combined	9,314,719	9,245,325	18,560,044	35.90%

Marten Hoekstra	Common	2,038,769	1,119,538	3,158,307	7.51%
	Preferred	0	70,399	70,399	8.64%
	Combined	2,038,769	1,964,320	4,003,089	7.89%

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

ITEM 13. Certain Relationships and Related Transactions

 None.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our current independent accountant  Moquist Thorvilson Kaufmann Kennedy & Pieper, LLC (“MTK”) for professional services rendered for the years ended June 30, 2011 and 2010:

	2011	2010
Service	MTK	MTK
Audit Fees	$37,667	$35,750
Audit Related Fees	-0-	-0-
Tax Fees	256	-0-
All other Fees	-0-	-0-
TOTAL	$37,923	$35,750

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

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by MTK. Furthermore, no work of MTK with respect to its services rendered to us was performed by anyone other than MTK.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm                                                                     31

Audited Financial Statements
Balance Sheets                                                                                                                                         33
Statements of Operations                                                                                                                       34
Statements of Shareholders’ Equity                                                                                                      35
Statements of Cash Flows                                                                                                                      36
Notes to Financial Statements                                                                                                               37

(b)	Exhibits

3.1	Articles of Incorporation	Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998, or the 1998 Registration Statement
3.2	Bylaws	Exhibit 3.2 of the Company’s 1998 Registration Statement.
3.3	Articles of Amendment of Incorporation dated June 2, 1998	Exhibit 3.3 of the Company’s 1998 Registration Statement.
4.1	Specimen of common stock Certificate	Exhibit 4.1 of the Company’s 1998 Registration Statement.
4.2	Specimen of Redeemable Class B Warrant Certificate	Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.
4.4	Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC.	Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.

4.8	Form of Common Stock Purchase Warrant issued dated March 27, 2002.	Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.

4.11	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003, or the August 8-K
4.13	Form of Common Stock Warrant originally issued August 28, 2003.	Exhibit 4.7 of the August 8-K.
4.14	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003.	Exhibit 4.6 of the August 8-K.
4.15	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the Purchaser parties thereto.	Exhibit 4.4 of the August 8-K.
4.16	Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.5 of the August 8-K.
4.17	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003.	Exhibit 4.8 of the August 8-K.
4.18	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy and Dr. Chesney.	Exhibit 4.10 of the August 8-K.
9.1	Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock.	Exhibit 4.3 of the August 8-K.
10.1	1995 Long-Term Incentive and Stock Option Plan *	Exhibit 10.1 of the Company’s 1998 Registration Statement.
10.2	1998 Stock Option Plan *	Exhibit 10.2 of the Company’s 1998 Registration Statement.
10.3	Form of Stock Option Agreement for 1998 Stock Option Plan *	Exhibit 10.3 of the Company’s 1998 Registration Statement.

10.5	Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998	Exhibit 10.4 of the Company’s 1998 Registration Statement.

10.8	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998	Exhibit 10.13 of the Company’s 1998 Registration Statement.
10.15	Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton	Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.16	Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003*	Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004
10.17	Deferred Equity Incentive Agreement between Mark N. Schwartz and the Company, dated June 5, 2006*	Filed Herewith.
10.18	2003 Stock Option Plan*	Exhibit 10.1 of the Company’s 2006 Form S-8 Registration Statement
10.19	2005 Stock Option Plan*	Exhibit 10.2 of the Company’s 2006 Form S-8 Registration Statement
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act	Filed Herewith.
32.1	Certificate pursuant to 18 U.S.C. § 1350	Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HYPERTENSION DIAGNOSTICS, INC.

/s/ MARK N. SCHWARTZ
                                MARK N. SCHWARTZ, Chief Executive Officer
(Principal executive officer)

Dated:  September 15, 2011

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 15, 2011.

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