Form 10-Q
period 2011-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2011-11-14
CIK 1058828

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of Registrant as Specified in its Charter)

MINNESOTA	411618036
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10275 WAYZATA BOULEVARD, SUITE 310, MINNETONKA, MN	55305
(Address of Principal Executive Offices)	(Zip Code)

952-545-2457
(Registrant’s Telephone Number, Including Area Code)

2915 WATERS ROAD, SUITE 108, EAGAN, MN 55121-3528
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

YES ☒ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of November 10, 2011, there were issued and outstanding 43,325,843 shares of the issuer’s common stock.

		Page No

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2011 (unaudited) and June 30, 2011	4

	Consolidated Statements of Operations (unaudited) – Three Months Ended September 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) – Three Months Ended September 30, 2011 and 2010	6

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

Item 6.	Exhibits	16

	SIGNATURES	18

	CERTIFICATIONS	19

Hypertension Diagnostics, Inc.

Forward-Looking Statements

This report may contain “forward-looking” statements, as such term in defined by the Securities and Exchange Commission its rules, regulations and releases, which represent the current beliefs of our management as well as assumptions made by and information currently available to management, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “expect,” “can,” “estimate,” “anticipate,” “intent,” “could,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including our ability to generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; significant business risks associated with the start-up of the Company’s HDI Plastics, Inc. subsidiary business; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; and potential violations by us of federal and state securities laws; uncertainty related to acquisitions; governmental regulation; commercial viability of required raw materials, and any other factors discussed in this and other filings of the Company with the Securities and Exchange commission. We undertake no responsibility to update any forward-looking statement. These forwardlooking statements are only made as of the date of this report.  The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended June 30, 2011.

Hypertension Diagnostics, Inc.

Consolidated Balance Sheet

(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

	September 30,	June 30,
Assets	2011	2011
Current Assets:
Cash and cash equivalents	$ 683,902	$ 753,821
Prepaids and other current assets	20,688	9,632
Inventory	29,000	-
Note receivable-related party-Minot	80,000	125,000
Note receivable-related party-CPC	129,100	-
Current assets of discontinued operations	-	374,190
Total Current Assets	942,690	1,262,643

Property and Equipment, net	439,311	-

Non-current assets of discontinued operations	-	16,835
Other assets	43,658	6,530
Total Assets	$ 1,425,659	$ 1,286,008

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 55,015	$ -
Compass Bank payable (Note 11)	250,000	-
Payable to CP for equipment (Note 11)	155,000	-
Current liabilities of discontinued operations	181,156	240,975
Other accrued expenses	-	3,170
Deferred compensation-discontinued operations, current portion	-	622,500
Total Current Liabilities	641,171	866,645

Long Term Liabilities:
Deferred compensation-discontinued operations, less current portion	1,312,500	-
Total Liabilities	1,953,671	866,645

Shareholders' Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390 at September 30,
2011 and June 30, 2011; each share of preferred
stock is convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $8,841,117 and
$8,444,722 at September 30, 2011 and June 30, 2011, respectively)	6,114	6,114
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares—43,325,843
at September 30, 2011 and June 30, 2011	433,258	433,258
Additional paid-in capital	28,062,670	27,998,045
Accumulated deficit	(29,030,054)	(28,018,054)
Total Shareholders' Equity (Deficit)	(528,012)	419,363
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,425,659	$ 1,286,008

See accompanying notes.

	Three Months Ended
	September 30,
	2011	2010
Revenues:
Hypertension royalties	$ 1,200	$ -
Plastic processing sales	-	-
Total revenues	1,200	-

Cost of Sales-plastic processing	38,258	-
Gross Profit	(37,058)	-

Expenses:
Selling, general and administrative	202,473	65,096
Total Expenses	202,473	65,096
Operating loss	(239,531)	(65,096)

Other Income:
Interest income	2,096	1,995
Miscellaneous income	499	-
Total Other Income	2,595	1,995
Net loss before income taxes	(236,936)	(63,101)
Income taxes	-	-
Net loss from continuing operations	(236,936)	(63,101)

Income (loss) from discontinued operations	(651,362)	327,322
Loss on sale of discontinued operations	(123,702)	-
Net income (loss) from discontinued operations	(775,064)	327,322
Net income (loss)	$ (1,012,000)	$ 264,221

Net Income (loss) from continuing operations:
Basic	$ -	$ -
Diluted	$ -	$ -
Net Income (loss) from discontinuing operations:
Basic	$ (0.02)	$ 0.01
Diluted	$ (0.02)	$ 0.01
Net Income (loss) per Common Share:
Basic	$ (0.02)	$ 0.01
Diluted	$ (0.02)	$ 0.01

Weighted Average Common Shares Outstanding:
Basic	43,325,843	41,995,526
Diluted	43,325,843	41,995,526
See accompanying notes.

	Three Months Ended
	September 30,
	2011	2010
Operating Activities:

Net income (loss)	$ (1,012,000)	$ 264,221
Adjustments to reconcile income(loss) to net
cash provided by(used in) operating activities:
(Income) loss from discontinued operations	651,362	(327,322)
Loss on sale of discontinued operations	123,702	-
Net loss from continuing operations	(236,936)	(63,101)

Stock option expense	64,625	30,250
Change in operating assets and liabilities:
Accreted interest on note receivable	1,600	-
Inventory	(29,000)	-
Prepaids and other current assets	(11,056)	(7,212)
Other assets	(37,128)	-
Accounts payable	55,015	-
Other accrued expenses	(3,170)	-
Net cash used in operating activities	(196,050)	(40,063)

Investing Activities:
Payment received on note receivable-related party-Minot	45,000	-
Purchases of property and equipment	(34,311)	-
Net cash provided by investing activities	10,689	-
Financing Activities:
Proceeds from exercise of warrants	-	30,000
Net cash provided by financing activities	-	30,000
Net cash used in continuing operations	(185,361)	(10,063)

Discontinued Operations:
Net cash provided by (used in) operating activities	115,442	(154,160)

Net increase(decrease) in cash and cash equivalents	(69,919)	(164,223)

Cash and cash equivalents at beginning of period	753,821	1,053,648

Cash and cash equivalents at end of period	$ 683,902	$ 889,425

Supplemental non-cash flow information:
Compass Bank payable for equipment	$ 250,000	$ -
Payable to CP for equipment	$ 155,000	$ -
Note receivable-related party from sale of discontinued operations	$ 127,500	$ -

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

September 30, 2011

Note 1.   Basis of Presentation

             The accompanying unaudited consolidated financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012.  The June 30, 2011 balance sheet was derived from audited financial statements and was adjusted to reflect unaudited adjustments to reclassify discontinued operations, as described in Note 2 and 3 below.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The policies described in that report are used for preparing quarterly reports.

On July 14, 2011, the Company formed HDI Plastics, Inc. (“HDIP”), as a wholly-owned subsidiary. The Company anticipates that HDIP, which signed a lease agreement for manufacturing space on September 22, 2011 and commenced operations in October 2011, will be its principal operating business going forward. HDIP is engaged in the processing of recycled plastic material including re-processing into pellet-form for sale to manufacturing customers. (See Note 11.)

Note 2.  Nature of Business and Summary of Significant Accounting Policies:

Discontinued Operations- On August 26, 2011 (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets from our Hypertension Diagnostics Business to Cohn Prevention Center, LLC (“CPC”), a Minnesota company, controlled by a Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory. As a result of this agreement, and with the sale of selected assets to CPC, we have reclassified our previously reported financial results to exclude those operations affected by the sale. These results are presented on an historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Operations.”  HDI has retained rights to its intellectual property including the rights to royalty payments from CPC.  HDI expects to pursue additional royalty opportunities although there is no assurance it will be successful.  Ongoing income derived from the Company’s intellectual property is reflected as continuing operations.  All of the information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations from our new recycled plastics process business.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiary HDIP. All material intercompany accounts and transactions have been eliminated in consolidation.

 Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended September 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 3.   Discontinued Operations

Discontinued Operations- On August 26, 2011, (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets of  our medical device business to Cohn Prevention Center, LLC (“CPC”), a Minnesota company, controlled by a Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

September 30, 2011

property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory.

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of  $125,000 and issued a secured promissory note to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 4). Nearly all of the proceeds received at closing will be allocated to cover severance and other costs related to the transaction. Severance costs include an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, six months’ salary and health benefits totaling approximately $100,000. As part of the severance agreement, the Company agreed to pay Mr. Guettler a 10% fee of the proceeds received by the Company less applicable transaction expenses. The Company accrued $12,500 in connection with the 10% fee.  Additionally, CPC agreed to pay the Company a cash payment of $1,200 on each of the first 50 units of purchased inventory sold within 30 days of receipt of cash from such sale.  We received one royalty payment of $1,200 for the three months ended September 30, 2011.

The Company and CPC also entered into a Sublicense Agreement on the Effective Date (the “Sublicense Agreement”), pursuant to which the Company granted to CPC a limited license to use the Company’s intellectual property, technology, and technical know-how related to the Company’s arterial elasticity measurement technology exclusively in CPC clinics and research related exclusively to CPC clinics.  All other applications of the intellectual property, technology and technical know-how will be retained by the Company for the benefit of the Company.  The Sublicense Agreement also provides that any development of a next generation arterial measurement device, however, would be limited exclusively to use and sale within the CPC network of clinics and to research exclusively related to CPC clinics.

CPC and the Company also entered into a Sublease Agreement as of the Effective Date, which permits CPC to lease the Waters II Suite 108, Eagan, Minnesota facility of the Company during the remaining term of the Company’s lease, which expires October 31, 2014, on the same pass-through economic terms as the underlying lease with HDI which remains as an obligation of the Company.

Upon the closing of this transaction, the Company had limited operations related to its medical device business and intends to seek additional opportunities to license its proprietary technology, intellectual property, technical know-how and other core assets, although there is no assurance these efforts will be successful.

As part of the sale transaction, the Company recorded the following loss which is reported as “Loss on sale of discontinued operations” in the Consolidated Statements of Operations as of September 30, 2011:

Cash	$ 125,000
Note receivable (present value)	127,500
Total sales price	252,500
Net assets and liabilities
Inventories, net	370,984
Property and equipment, net	16,059
Accrued royalties	(10,841)
Net assets sold	376,202

Loss on sale of discontinued operation, before income tax	(123,702)
Income tax benefit	-
Loss on sale of discontinued operations, net of tax	$ (123,702)

The Company has not included the results of operations of our former  medical device business in the results from continuing operations.  The Company expects to receive continuing royalties from its licensed technology and is continuing its efforts to license and market its intellectual property and revenue and expenses related to the ongoing licensing activities are reflected as continuing operations. The income (loss) from discontinued operations for the quarter ended September 30, 2011, and 2010 consists of the following:

	September 30,
	2011	2010
Revenue, net	$ 234,560	$ 257,208
Cost of Goods Sold	10,557	37,854
Gross Profit	224,003	219,354
Operating expenses including the deferred compensation fair
value change of $622,500 and ($438,750), respectively	875,365	(107,968)
Net income (loss) from operations	(651,362)	327,322
Loss on sale of selected assets to CPC	(123,702)	-
Net income (loss) from discontinued operations	$ (775,064)	$ 327,322

The major classes of assets and liabilities of discontinued operations as of September 30, 2011 and June 30, 2011 were as follows:

	September 30,	June 30,
	2011	2011
Accounts receivable	$ -	$ 4,365
Inventory, net	-	364,952
Prepaid expenses	-	4,873
Current assets of discontinued operations	-	$ 374,190

	2011	2010
Accrued payroll, vacation, and payroll taxes	$ 61,832	$ 51,253
Severance payable to former COO	112,500	-
Deferred revenue	-	88,819
Accrued commissions	-	46,500
Accrued royalties	-	17,770
Other accrued expenses	6,824	36,633
Current liabilities of discontinued operations	$ 181,156	$ 240,975

Note 4.   Notes Receivable – Related Parties

Notes  Receivable - On May 3, 2011, the Company entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”)  , under which HDI loaned Minot $125,000 toward the purchase of an office building (“M Building”) located in, Minot, North Dakota.   At the time the agreement was entered into, Kenneth W. Brimmer, a director of the Company, was one of the three principals of Minot. On July 13, 2011, the Company exercised its option to receive repayment of the Note and subsequently, in accordance with the repayment terms, $20,000 was paid to the Company. Six monthly payments of $12,500 are due beginning on August 15, 2011, and the final payment is due and payable February 15, 2012, which includes accrued interest and reimbursement of the Company’s legal fees. Minot’s obligation to repay the Note is secured by a second mortgage on M Building, second only to the first mortgage held by the seller of M Building to Minot. As of July 13, 2011, Mr. Brimmer was no longer affiliated with Minot. The balance outstanding at September 30, 2011 is $80,000.

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC, Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC.  The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the sale and is reflected as a net note receivable of $127,500.  The balance of the Note at September 30, 2011 is $129,100 after including $1,600 of accreted accrued interest.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

September 30, 2011

Note 5.  Property and Equipment

Property and Equipment are as follows:

	September 30,
	2011	2010
Equipment	$ 412,998	$ -
Leasehold Improvements	26,313	-
Less accumulated depreciation	-	-
Total equipment	$ 439,311	$ -

The Company did not place these new assets for the recycled plastics processing business into service until October 1, 2011; as a result, there is no depreciation expense as of September 30, 2011.

Note 6.   Litigation

The Company is involved in various legal actions in the ordinary course of its business.  Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

Note 7.  Stock Options

            The Company regularly grants stock options to individuals under various plans as described in Note 10 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock-based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements includes: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

During the three months ended September 30, 2011and the three months ended September 30, 2010, there were no stock options granted. The Company recognized compensation expense of $64,625 for the three months ended September 30, 2011, and $30,250 for the three months ended September 30, 2010, which were related to options previously granted.

Note 8.

Deferred Compensation

The Company is a party to a Deferred Equity Compensation Agreement with its former CEO, Mark N. Schwartz (the “Agreement”), whereby the Company granted 225,000 phantom shares of its common stock to Mr. Schwartz for every month of employment for the period January 1, 2010 through September 30, 2011. Mr. Schwartz resigned as the Company’s CEO effective September 22, 2011. Under the agreement, a cash payment will be made equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain events.

The Company has accrued a total deferred compensation liability of $1,312,500 at September 30, 2011, which is the fair market value of 13,125,000 phantom shares granted as of September 30, 2011.  Due to the changes in the average price of the Company’s common stock at the end of the quarter (increase from $0.05 to $ 0.10), the Company recorded a net compensation expense of $690,000 for the period ended September 30, 2011. For the period ended September 30, 2010, the Company recorded a net compensation benefit of $378,000.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

Under the terms of Mr. Schwartz’s original employment agreement, payment of the deferred compensation benefit would occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012. Upon

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

September 30, 2011

one of these events, a cash payment over 24 months will be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.  Mr. Schwartz and the Company modified the original Agreement on September 30, 2011,  whereby Mr. Schwartz has tentatively agreed to change event iv above to: suspend the requirement for a cash payment as of a date certain pursuant to the Agreement. Also, Mr. Schwartz agreed as of October 1, 2011 that no additional phantom shares will be granted to Mr. Schwartz under the Agreement.

Note 9.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at September 30, 2011 and 2010.

	September 30	September 30
	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders	$ (236,936)	$ (63,101)
Net income (loss) from discontinued operations
to common shareholders.	(775,064)	327,322
Net income (loss) to common shareholders	$ (1,012,000)	$ 264,221

Weighted average of common shares outstanding	43,325,843	41,995,526

Basic net earnings (loss) from continuing operations	.00	.00
Basic net earnings (loss) from discontinued operations	(.02)	.01
Basic net earnings (loss) per share	(.02)	.01

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders	(236,936)	(63,101)
Net income (loss) from discontinued operations
to common shareholders.	(775,064)	327,322
Net income (loss) to common shareholders	$ (1,012,000)	$ 264,221

Weighted average of common shares outstanding	43,325,843	41,995,526
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-

Diluted weighted average common shares outstanding	43,325,843	41,995,526

Diluted net earnings (loss) from continuing operations	(.00)	.00
Diluted net earnings (loss) from discontinued operations	(.02)	.01
Basic net earnings (loss) per share	(.02)	.01

(1)

At September 30, 2011, there were 611,390 shares of Series A Convertible Preferred Stock outstanding and 611,390 at September 30, 2010. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at September 30, 2011 and 8,624,076 at September 30, 2010.

(2)

At September 30, 2011, there were common stock equivalents attributable to outstanding stock options of 8,352,914 common shares and 7,141,914 common shares at September 30, 2010. All of the remaining stock options are anti-dilutive at September 30, 2011, due to the loss from continuing operations, and therefore have been excluded from diluted earnings per share.

(3)

At September 30, 2011 and 2010, there were common stock equivalents of 18,498,636 common shares attributable to warrants, respectively. The warrants expire on September 30, 2012, and have an exercise price of $.14 to $.30 per share. The warrants are not common stock equivalents at September 30, 2011 and 2010 due to the loss from continuing operations, and therefore have been excluded from diluted earnings per share.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

September 30, 2011

Note 10.

   Exercise Dates of Warrants

In February 2010, the Company modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 and on all of the Common Stock Warrant B from $0.22 to $0.14 to encourage the exercise of the warrants. In July 2010, the Company agreed to extend the modification to September 30, 2011, to encourage exercising of these warrants in order for the Company to receive additional funding.  No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise.

On July 22, 2011, HDI agreed to extend the modification to September 30, 2012, to encourage exercising of the warrants in order for the Company to receive additional funding. No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise. During the three months ended September 30, 2010, the Company received $30,000 in cash proceeds for the exercise of these common and preferred stock warrants of 122,127 and 7,680 shares, respectively. There were no warrants exercised during the three months ended September 30, 2011.

Note 11.  Acquisition of Assets

HDI Plastics, Inc.

On September 22, 2011, the Company’s HDI Plastics, Inc. subsidiary entered into a five-year lease agreement with Flemtex Properties Corp., a Delaware corporation, for space totaling 104,291 square feet at Suite 100, 5330 Fleming Court, Austin, Texas (the “Lease”). The space includes 89,452 square feet of warehouse/manufacturing space and 14,839 square feet of office space. Under the terms of the Lease, HDIP shall pay rent of approximately $26,000 per month. The rental payments over the 64 months of the initial term of the Lease total $1,626,940. The lease payments are guaranteed by HDI.

On September 26, 2011, HDI entered into a definitive Tri-Party Sales Agreement (“Agreement”) providing for the purchase of selected manufacturing assets from Compass Bank (the “Bank”), and Cycled Plastics, LTD, a limited partnership (“CP”). In connection with the purchase of the assets, HDI agreed to pay the Bank a cash payment of $250,000. Additionally, HDI agreed to pay $25,000 at closing to CP and to make future payments of $130,000 to CP for equipment. The Company paid a total of $405,000 for selected assets. The agreement was finalized in October 2011. In September 2011, the Company paid CP approximately $29,000 for initial inventory. The $250,000 was paid to Compass Bank on October 7, 2011.

Note 12.   Subsequent Events

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”).   Under the terms of the financing agreement, which is guaranteed by HDI, Charter will advance 80% of eligible receivables up to a total advance of  $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically we were engaged in the design, development, manufacture and marketing of proprietary medical devices. On August 26, 2011, the Company entered into and consummated an Asset Purchase Agreement providing for the sale of selected assets to Cohn Prevention Center, LLC (“CPC”). The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  We remain engaged in marketing the core technology developed by HDI in an effort to obtain licensing and/or royalty income.

During the final quarter of fiscal 2011, the Company began to consider strategic alternatives given its limited capital, the challenges associated with marketing its medical devices, the effect of health care reform on reimbursement, and the need to develop the next generation of its medical devices. As a result of this review, the Company concluded to change its business and exit the medical device business and pursue an opportunity in the plastic recycling and processing business. To facilitate the new direction the Company formed HDI Plastics on July 14, 2011 and began pursuing negotiations to lease manufacturing space and purchase processing equipment.

HDI Plastics, a wholly owned subsidiary of the Company,  processes post-consumer and post-industrial thermoplastic waste material into clean, reusable resin sold to manufacturers of plastic products. HDI Plastics is also engaged in “toll” processing of customer plastic material for a fee and in brokerage sales of recycled plastic material.

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

Principles of Consolidation. During the quarter ending September 30, 2011, HDI finalized a purchase agreement to acquire machinery and equipment to begin operations in Austin, TX under the name of HDI Plastics (“HDIP”), with processing operations commencing in October 2011. The Company files consolidated financial statements that include its wholly-owned subsidiary HDIP. All material intercompany accounts and transactions have been eliminated in consolidation.

Notes  Receivable.  On May 3, 2011, the Company entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”)  , under which HDI loaned Minot $125,000 toward the purchase of an office building (“M Building”) located in, Minot, North Dakota.   At the time the agreement was entered into, Kenneth W. Brimmer, a director of the Company, was one of the three principals of Minot. On July 13, 2011, the Company exercised its option to receive repayment of the Note and subsequently, in accordance with the repayment terms, $20,000 was paid to the Company. Six monthly payments of $12,500 are due beginning on August 15, 2011, and the final payment is due and payable February 15, 2012, which includes accrued interest and reimbursement of the Company’s legal fees. Minot’s obligation to repay the Note is secured by a second mortgage on M Building, second only to the first mortgage held by the seller of M Building to Minot. As of July 13, 2011, Mr. Brimmer was no longer affiliated with Minot. The balance outstanding at September 30, 2011 is $80,000.

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC, Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC.  The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the sale and is reflected as a net note receivable of $127,500.  The balance of the Note at September 30, 2011 is $129,100 after including $1,600 of accreted accrued interest.

Revenue Recognition. Beginning October 2011, HDI Plastics will sell finished goods to manufacturers in the form of pelletized resin and clean shredded and ground material. These sales will be recorded as revenue at the time the product is shipped and invoiced to the customer. The Company also engages in “toll” processing of customer-owned material for a service fee. These service fees are recorded as plastic processing revenue at the time the product is shipped to the customer. The Company also engages in brokerage transactions of plastic material where goods are delivered to a customer without HDIP ever taking physical possession of the product. The net income from “brokerage” transactions will be recorded as revenue at the time it is shipped to the customer and invoiced. Brokerage sales are recorded as revenue net of the cost of the brokered material.

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for a reserve for obsolete inventories.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2011 and June 30, 2011, there was no reserve for obsolete inventory.

Research and Development.  For the three months ended September 30, 2011 and 2010, we did not incur any research and development costs.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended September 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Results of Operations

As of September 30, 2011, we had an accumulated deficit of $29,030,054. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of September 30, 2011, we had cash and cash equivalents of $683,902.  We anticipate that these funds, less our anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following September 30, 2011.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue- The Company earned $1,200 and $0 in revenue from continuing operations in the quarters ended September 30, 2011 and 2010, respectively. The $1,200 was received from CPC as a result of the royalty agreement that was part of the sale of selected assets to CPC. The Company commenced operations of the HDIP business and began recognizing sales revenue in October 2011.

Expenses- Total selling, general and administrative expenses for continuing operations for the three months ended September 30, 2011 were $202,473 compared to $67,353 for the three months ended September 30, 2010. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30
	2011	2010

Wages, expenses, and benefits	$ 67,353	$ -
Patent Expense………………………………………………….	5,220	1,405
Rent (building/equipment) and utilities……………………………….	10,194	8,987
Insurance-general and directors/officers liability……………………	6,019	5,006
Legal and audit/accounting fees……………………………………..	38,531	18,213
Stock option expense………………………………………………..	64,625	30,250
Other-general and administrative…………………………………….	10,531	1,235
Total selling, general and administrative expenses………….	$ 202,473	$ 65,096

Wages, related expenses and benefits increased from $0 to $65,096 for the three months ended September 30, 2010 and 2011,  respectively, a 100% increase. The primary reason for the increase was discontinued operations for 2010 and 2011 of the medical device business. The wages, expenses, and benefits that remained in SG&A are for the cycled plastics processing business for the end of the period to set-up the new business.

Legal and audit/accounting fees increased from $18,213 to $38,531 for the three months ended September 30, 2010 and 2011, respectively, a 112% increase due to the sale of selected assets to CPC, the assignment of lease at the Waters Road address, purchase of CP selected assets and timing of invoices for audit for the fiscal year-end dated June 30, 2011.

Stock option expense was $64,625 and $30,250 for the three months ended September 30, 2011 and 2010, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended September 30, 2011 and September 30, 2010.  The increase in expense is a result of additional stock options vesting to the Company’s former COO as per his severance agreement.

Other general and administrative expenses increased from $1,235 to $10,531 for the three months ended September 30, 2010 and 2011, respectively, a 753% increase which is related to costs incurred on setting up the new cycled plastics processing business.

Our net loss from continuing operations was $236,936 for the three months ended September 30, 2011, compared to net income (loss) from continuing operations of $63,101 for the three months ended September 30, 2010.  For the three months ended September 30, 2011, basic and diluted net loss per share from continuing operations was $0.00, based on weighted average common shares outstanding of 43,325,843.  For the three months ended September 30, 2010, basic net income per share per continuing operations was $0.00 based on weighted average common shares outstanding of 41,995,526.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $69,919 and $164,223 for the three months ended September 30, 2011 and September 30, 2010, respectively.  The significant elements of these changes were as follows:

		Three Months Ended September 30
		2011		2010
Net cash provided by (used in) operating activities:
-- Net loss from continuing operations		$ (236,936)		$ (63,101)
-- Non-cash stock option expense		64,625		30,250
— (Increase)Decrease in inventory:
– (A) Inventory related to the new recycled plastics processing
business.	(A)	$ (29,000)	(A)	$ -
— Increase(Decrease) in accounts payable:
– (B) Payable amounts that relate to continuing operations	(B)	$ 55,015	(B)	$ -
— Net cash provided by (used in) discontinued operations:
– (C) Activity related to discontinued operations	(C)	$ 115,442	(C)	$ (154,160)
Net cash provided by financing activities:
--- Proceeds from sale of warrants	(D)	-	(D)	30,000

As of September 30, 2011, we had cash and cash equivalents of $683,902,  which, combined with our recently entered into credit facility (see Note 12 to Consolidated Financial Statement)  will allow us to operate as a going concern for at least the next twelve months following September 30, 2011. In October, 2011 $250,000 of the cash on hand was used to purchase equipment for the plastics processing business and the majority of the Company’s remaining cash was invested in HDIP working capital including receivables and inventory.

Net cash provided by financing activities of continuing operation for the three months ended September 30, 2011 and September 30, 2010, was $0 and $30,000 through the exercise of warrants and options held by investors and former employees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Kenneth W. Brimmer, and Marilee Douda, our Secretary and Manager of Finance and Accounting, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Manager of Finance and Accounting, in a manner that allows for timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

The Company is currently in the process of changing and updating its internal controls over financial reporting due to the sale of the medical device business and starting the recycled plastics processing business in October 2011.

PART II. OTHER INFORMATION

Item 1A.

Risk Factors

The risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ending June 30 ,2011 filed with the SEC on September 16, 2011 contain important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Investors are encouraged to review and read such risk factors in relation to the statements herein.

Item 6.

Exhibits

(a)

The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

2.1

Asset Purchase Agreement dated August 24, 2011 by and between HDI and Cohn Prevention Centers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).

2.2

Tri-Party Sale Agreement dated September 23, 2011 by and among HDI Plastics, Inc., Compass Bank and Cycled Plastics, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2011).

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998).

3.2

Bylaws incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998).

3.3

Articles of Amendment of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998).

10.1

Sublease Agreement dated August 2011 by and between HDI and Cohn Prevention Centers, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.2

Sublicense Agreement dated August 2011 by and between HDI and Cohn Prevention Centers, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.3

Retention and Separation Agreement by and between HDI and Greg Guettler (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.4

Lease Agreement dated September 20, 2011 by and between HDI Plastics, Inc., a wholly owned subsidiary of HDI, and Flemtex Properties Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2011).

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Kenneth W. Brimmer

Kenneth W. Brimmer

Chief Executive Officer and Chief Financial Officer

Date:  November 14, 2011