Form 10-Q/A
period 2011-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2011-12-07
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of Registrant as Specified in its Charter)

MINNESOTA	41-1618036
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10275 WAYZATA BOULEVARD, SUITE 310, MINNETONKA, MN	55305
(Address of Principal Executive Offices)	(Zip Code)

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

                    YES ☐ NO ☒

As of November 10, 2011, there were issued and outstanding 43,325,843 shares of the issuer’s common stock

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by the Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original file date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Kenneth W. Brimmer

Kenneth W. Brimmer

Chief Executive Officer and Chief Financial Officer

Date:  December 7, 2011

EXHIBIT INDEX

Exhibit No.

Description

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

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS

XBRL Instance Document**

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB

XBRL Taxonomy Extension Label Linkbase Document**

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH

XBRL Taxonomy Extension Schema Document**

*  Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

** Furnished with this Amendment No. 130