Form 10-Q
period 2011-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-02-14
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

YES ☐ NO ☐

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

YES ☐ NO ☒

As of February 10, 2012, there were issued and outstanding 52,388,750 shares of the issuer’s common stock.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

Hypertension Diagnostics, Inc.

Forward-Looking Statements

This report may contain “forward-looking” statements, as such term is defined by the Securities and Exchange Commission’s rules, regulations and releases, which represent the current beliefs of our management as well as assumptions made by and information currently available to management, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “expect,” “can,” “estimate,” “anticipate,” “intend,” “could,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including our ability to generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; significant business risks associated with the start-up of the Company’s HDI Plastics, Inc. subsidiary business; the illiquidity of our securities on the OTCQB and the related restrictions on our securities relating to “penny stocks”; and potential violations by us of federal and state securities laws; uncertainty related to acquisitions; governmental regulation; commercial viability of required raw materials, and any other factors discussed in this and other filings of the Company with the Securities and Exchange commission. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 16, 2011, including but not limited to the “Risk Factors” listed in such report.

Hypertension Diagnostics, Inc.

Consolidated Balance Sheet

December 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheet

	December 31, 2011 (Unaudited)	June 30, 2011
Assets
Current Assets:
Cash	$ 92,859	$ 753,821
Accounts receivable	606,457	-
Prepaid and other current assets	30,971	9,632
Inventory	114,014	-
Note receivable-related party-Minot	42,500	125,000
Note receivable-related party-CPC	135,810	-
Accrued royalties receivable from CPC	13,200	-
Current assets of discontinued operations	-	374,190
Total Current Assets	1,035,811	1,262,643

Property and Equipment, net	618,699	-
Non-current assets of discontinued operations	-	16,835
Other assets	43,657	6,530
Total Assets	$ 1,698,167	$ 1,286,008

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 294,885	$ -
Line of Credit-Charter Capital	440,640	-
Payable for equipment (Note 12)	155,000	-
Other accrued expenses	114,635	3,170
Deferred rent	81,299	-
Current liabilities of discontinued operations	149,619	240,975
Deferred compensation-discontinued operations	-	622,500
Total Current Liabilities	1,236,078	866,645

Long Term Liabilities:
Deferred compensation-discontinued operations	1,181,250	-
Total Liabilities	2,417,328	866,645

Shareholders' Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390 at September 30,
2011 and June 30, 2011; each share of preferred
stock is convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $9,256,119 and
$8,444,722 at December 31, 2011 and June 30, 2011, respectively)	6,114	6,114
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares—43,325,843
at December 31, 2011 and June 30, 2011	433,258	433,258
Additional paid-in capital	28,085,170	27,998,045
Accumulated deficit	(29,243,703)	(28,018,054)
Total Shareholders' Equity (Deficit)	(719,161)	419,363
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,698,167	$ 1,286,008

Hypertension Diagnostics, Inc.

Consolidated Statement of Operations

December 31, 2011

Consolidated Statement of Operations (Unaudited)

	Three months ended		Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net Revenues:
Plastics	$ 1,185,692	-	$ 1,185,692	$ -
Royalties	11,880	-	13,080	-
Total revenues	1,197,572	-	1,198,772	-

Cost of Sales-Plastics	1,196,744	-	1,235,002	-
Gross Profit (Loss)	828	-	(36,230)	-

Expenses:
Selling, general and administrative	252,188	145,141	454,661	210,237
Total Expenses	252,188	145,141	454,661	210,237
Operating loss	(251,360)	(145,141)	(490,891)	(210,237)

Other Income and (Expense):
Interest income	6,760	6,673	8,856	8,668
Miscellaneous income	-	-	499	-
Interest Expense	(19,047)	-	(19,047)	-
Total Other Income and (Expense)	(12,287)	6,673	(9,692)	8,668

Net loss before income taxes	(263,647)	(138,468)	(500,583)	(201,569)
Income taxes	-	-	-	-
Net loss from continuing operations	(263,647)	(138,468)	(500,583)	(201,569)

Income (Loss) from discontinued operations	49,998	(42,929)	(601,364)	284,393
Loss on sale of discontinued operations	-	-	(123,702)	-
Net income (loss) from discontinued operations	49,998	(42,929)	(725,066)	284,393
Net income (loss)	$ (213,649)	$ (181,397)	$ (1,225,649)	$ 82,824

Earnings Per Share:
Basic income (loss) from continuing operations per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Diluted income (loss) from continuing operations per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Net Income (loss) from discontinued operations:
Basic income (loss) from discontinued operations per share	$ 0.00	$ (0.00)	$ (0.02)	$ 0.01
Diluted income (loss) from discontinued operations per share	$ 0.00	$ (0.00)	$ (0.02)	$ 0.01
Net Income (loss) per Common Share:
Basic income (loss) per common share	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)
Diluted income (loss) per common share	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted Average Common Shares Outstanding:
Basic	43,325,843	42,234,715	43,325,843	42,115,120
Diluted	50,662,523	42,234,715	43,325,843	49,627,168

Hypertension Diagnostics, Inc.

Consolidated Statement of Cash Flows

December 31, 2011

Consolidated Statement of Cash Flows
(Unaudited)
	Six months ended December 31,
	2011	2010
Operating Activities:

Net income (loss)	($1,225,649)	$ 82,824
Adjustments to reconcile income(loss) to net
Cash provided by(used in) operating activities:
(Income) loss from discontinued operations	601,364	(284,393)
Loss on sale of discontinued operations	123,702	-
Net loss from continuing operations	(500,583)	(201,569)
Depreciation	29,957
Stock option expense	87,125	61,620

Change in operating assets and liabilities:
Accreted interest on note receivable	(8,310)	-
Accounts Receivable	(606,457)	-
Inventory	(114,014)	-
Prepaid Insurance	(21,339)	-
Other Assets	(37,127)	(6,996)
Accounts Payable	294,885	-
Accrued Royalties Receivable	(13,200)	-
Accrued Payroll	82,364	-
Deferred Rent	81,299
Other Accrued Expenses	36,684	-
Net cash used in operating activities	(688,716)	(146,945)
Investing Activities:
Purchases of property and equipment	(493,656)
Payment received on note receivable-related party-Minot	82,500	-
Net cash used in investing activities	(411,156)	-
Financing Activities:
Proceeds from Charter Capital-line of credit	433,057
Proceeds from exercise of warrants	-	30,000
Net cash provided by financing activities	433,057	30,000
Net cash used in continuing operations	(666,815)	(116,945)

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	5,853	(12,643)
Net increase(decrease) in cash and cash equivalents	(660,962)	(129,588)
Cash and cash equivalents at beginning of period	753,821	1,053,648
Cash and cash equivalents at end of period	$ 92,859	924,060

Supplemental non-cash flow information:
Payable for equipment (Note 12)	$ 155,000	$ -
Note receivable-related party from sale of discontinued operations	$ 127,500	$ -

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Hypertension Diagnostics, Inc. (the “Company,” “HDI” “we” or “us”) have been prepared in accordance with the Instructions to Form 10-Q and Regulation S-X, and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012.  The June 30, 2011 balance sheet was derived from audited financial statements and was adjusted to reflect unaudited adjustments to reclassify discontinued operations, as described in Notes 2 and 3 below.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 16, 2011.  The policies described in that report are used for preparing quarterly reports.

On July 14, 2011, the Company formed HDI Plastics, Inc. (“HDIP” or “Plastics”), as a wholly-owned subsidiary of the Company. HDIP commenced plastic processing operations in October 2011.  HDIP is the principal operating business of the Company.  HDIP is engaged in the processing of recycled plastic material including re-processing into pellet-form for sale to manufacturing customers. (See Note 12.)

Note 2.  Nature of Business and Summary of Significant Accounting Policies:

HDI formerly was in the business of designing, developing, and manufacturing non-invasive medical devices. Commencing October 2011, HDI, through HDIP, is now in the business of collecting, processing, and recycling plastics into usable form for sale to manufacturing customers.  HDIP also acts as a “broker” in arranging and facilitating delivery of recyclable material directly to manufacturing customers.

Discontinued Operations-On August 26, 2011 (the “Effective Date”), the Company closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets from our medical device business to Cohn Prevention Center, LLC, a Minnesota limited liability company (“CPC”), controlled by a Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory. As a result of this agreement, and with the sale of selected assets to CPC, we have reclassified our previously reported financial results to exclude those operations affected by the sale. These results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Operations.”  HDI has retained rights to its intellectual property including the rights to royalty payments from CPC.  HDI expects to pursue additional royalty opportunities although there is no assurance it will be successful.  Ongoing royalty income derived from the Company’s intellectual property is reflected as continuing operations.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiary, HDIP. All material intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended December 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Note 3.   Discontinued Operations

On August 26, 2011, (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets of  our medical device business to Cohn Prevention Center, LLC, a Minnesota limited liability company (“CPC”), controlled by a Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory.

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 4). Nearly all of the proceeds received on the Effective Date have been allocated to cover severance and other costs related to the transactions contemplated by the Agreement. Severance costs include an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, six months’ salary and health benefits totaling approximately $100,000. Mr. Guettler has been paid $20,000 as of December 31, 2011 as part of this agreement. Pursuant to the Agreement, CPC agreed to pay to the Company a cash payment of $1,200 upon the sale of each of the first 50 units of inventory sold by CPC within 30 days of receipt of cash from such sale. The Company has agreed to pay Mr. Guettler 10% of the royalty proceeds received by the Company less applicable transaction expenses related to such sales.  The Company has earned royalty income of $1,200 and $13,200 for the three months ended September 30, 2011 and December 31, 2011, respectively. The Company has accrued $1,320 in connection with the amount due Greg Guettler related to this revenue.

The Company and CPC also entered into a Sublicense Agreement on the Effective Date (the “Sublicense Agreement”), pursuant to which the Company granted to CPC a limited license to use the Company’s intellectual property, technology, and technical know-how related to the Company’s arterial elasticity measurement technology exclusively in CPC clinics and research related exclusively to CPC clinics.  All other applications of the Company’s intellectual property, technology and technical know-how will be retained by the Company for the benefit of the Company.  The Sublicense Agreement also provides that any development of a next generation arterial measurement device, however, would be limited exclusively to use and sale within the CPC network of clinics and to research exclusively related to CPC clinics.

CPC and the Company also entered into a Sublease Agreement as of the Effective Date, which permits CPC to lease the Waters II Suite 108, Eagan, Minnesota facility of the Company during the remaining term of the Company’s lease, which expires October 31, 2014, on the same economic terms as the underlying lease with HDI which remains as an obligation of the Company.

Upon the closing of this transaction, the Company had limited remaining operations related to its medical device business and currently is seeking additional opportunities to license its proprietary technology, intellectual property, technical know-how and other core assets, although there is no assurance these efforts will be successful.

The Company recorded a loss on the sale transaction in the amount of $123,702 in the quarter ended September 30, 2011.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

We have has not included the results of operations of our former medical device business in the results from continuing operations.  We expect to receive continuing royalties from our licensed technology and are continuing efforts to license and market our intellectual property. Revenue and expenses related to the ongoing licensing activities are reflected as continuing operations. The income (loss) from discontinued operations for the three and six months ended December 31, 2011, and 2010 consists of the following:

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Income from Discontinued Operations	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenue, net	$ 14,363	$ 457,986	$ 248,923	$ 715,194
Cost of Goods Sold	-	93,172	10,557	131,026
Gross Profit	14,363	364,814	238,366	584,168

Operating Expenses	95,615	291,493	280,980	561,525
Deferred Compensation expense (benefit)	(131,250)	116,250	558,750	(261,750)
Income (loss) from discontinued operations	49,998	(42,929)	(601,364)	284,393
Loss on sale of selected assets to CPC	-	-	(123,702)	-
Net income (loss) from discontinued operations	$ 49,998	$ (42,929)	$ (725,066)	$ 284,393

The major classes of assets and liabilities of discontinued operations as of December 31, 2011 and June 30, 2011 were as follows:

Assets and Liabilities of Discontinued Operations
	December 31, 2011	June 30, 2011
Accounts receivable	$ -	$ 4,365
Inventory, net	-	364,952
Prepaid expenses	-	4,873
Current assets of discontinued operations	$ -	$ 374,190

Accrued payroll, vacation, and payroll taxes	$ 57,119	$ 51,253
Severance payable to former COO	92,500	-
Deferred Compensation	1,181,250	622,500
Deferred revenue	-	88,819
Accrued commissions	-	46,500
Accrued royalties	-	17,770
Other accrued expenses	-	36,633
Total liabilities of discontinued operations	$ 1,330,869	$ 863,475

Note 4.   Notes Receivable – Related Parties

On May 3, 2011, the Company entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”)  , pursuant to which HDI loaned Minot $125,000 toward the purchase of an office building (“M Building”) located in Minot, North Dakota.  At the time the agreement was entered into, Kenneth W. Brimmer, a director of the Company, was one of the three principals of Minot. On July 13, 2011, the Company exercised its option to receive repayment of the Note and subsequently, in accordance with the repayment terms of the Note, Minot paid to the Company $20,000. The remaining balance on the Note became payable in six monthly payments of $12,500 beginning on August 15, 2011, with the final payment due and payable February 15, 2012, which includes accrued and unpaid interest and reimbursement of the Company’s legal fees expended in connection with the agreement. The Company will not record as income the interest and legal fees until they are actually collected.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Minot’s obligation to repay the Note is secured by a second mortgage on M Building. As of July 13, 2011, Mr. Brimmer was no longer affiliated with Minot. The balance outstanding at December 31, 2011 is $42,500.

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC (See Note 3), Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC.  The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the Effective Date, and is reflected as a net note receivable of $127,500.  The balance of the Note at December 31, 2011 is $135,810 after including $8,310 of accreted accrued interest.

Note 5.  Property and Equipment

Property and Equipment are as follows:

Property and Equipment
	December 31,
	2011	2010
Equipment	$ 558,829	$ -
Leasehold Improvements	83,110	-
Office Furniture	1,712
Software	5,005
Less accumulated depreciation	(29,957)	-
Total equipment	$ 618,699	$ -

The Company placed these assets for the recycled plastics processing business into service as of October 1, 2011; as a result, depreciation for the three months and six months ended December 31, 2011 was $29,257.

Note 6.   Litigation

The Company is involved in various legal actions in the ordinary course of its business.  In addition, HDIP has been cited by the City of Austin Building Department Code Enforcement Division for failure to obtain a building permit and a Certificate of Occupancy at its facility. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

Note 7.  Stock Options

The Company regularly grants stock options to individuals under various plans as described in Note 7 to the Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 16, 2011.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock-based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements may include: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

During the three and six months ended December 31, 2011and the three and six months ended December 31, 2010, there were no stock options granted. The Company recognized compensation expense of $22,500, and $87,125 for the three and six months ended December 31, 2011, and $31,370 and $61,620 for the three and six months ended December 31, 2010, which were related to options previously granted.

Note 8.

Deferred Compensation

The Company is a party to a Deferred Equity Compensation Agreement with its former CEO, Mark N. Schwartz (the “Agreement”), whereby the Company granted 225,000 phantom shares of its common stock to Mr. Schwartz for every

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

month of employment for the period January 1, 2010 through September 30, 2011. Mr. Schwartz resigned as the Company’s CEO effective September 22, 2011 and as a result, agreed as of October 1, 2011 that no additional phantom shares will be granted him under the Agreement. Under the agreement, a cash payment will be made equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain events.

The Company has accrued a total deferred compensation liability of $1,181,250 at December 31, 2011, which is the fair market value of 13,125,000 phantom shares granted as of December 31, 2011.  Due to the changes in the price of the Company’s common stock from the beginning of the quarter to the end of the quarter (decrease from $0.10 to $ 0.09), the Company recorded a net compensation (benefit) expense of ($131,250) and $558,750 for the three and six month periods ended December 31, 2011, respectively. For the three and six month periods ended December 31, 2010, the Company recorded a net compensation (benefit) expense of $116,250 and ($261,750), respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

Under the terms of Mr. Schwartz’s original employment agreement, payment of the deferred compensation benefit would occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012. Upon one of these events, a cash payment over 24 months was to be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.  Mr. Schwartz and the Company modified the original Agreement on December 31, 2011, whereby Mr. Schwartz agreed to eliminate the requirement for a cash payment as of a date certain pursuant to the Agreement. This deferred compensation is classified as a long-term liability with no definitive payout date specified. The Company and Mr. Schwartz are continuing to negotiate some sort of permanent settlement to satisfy both parties.

Note 9. Line of Credit - Charter Capital

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”). Under the terms of the full-recourse financing agreement, which is guaranteed by HDI, Charter advances to HDIP and amount equal to 80% of eligible pledged receivables up to a total advance of $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%. The Company began borrowing under this facility in November 2011.  For the quarter ended December 31, 2011, aggregate advances under the facility were $957,999 based upon $1,197,499 in receivables. The outstanding balance as of December 31, 2011 is $433,057 plus accrued interest of $7,583.

Note 10.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at December 31, 2011 and 2010.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Earnings Per Share
		Three months ended December 31		Six months ended December 31,
		2011	2010	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (263,647)	$ (138,468)	$ (500,583)	$ (201,569)
Net income (loss) from discontinued operations to common shareholders		49,998	(42,929)	(725,066)	284,393
Net income (loss) to common shareholders		$ (213,649)	$ (181,397)	$ (1,225,649)	$ 82,824

Weighted average of common shares outstanding		43,325,843	42,234,715	43,325,843	42,115,120

Basic net earnings (loss) from continuing operations		$ (0.01)	$ 0.00	$ (0.01)	$ (0.01)
Basic net earnings (loss) from discontinued operations		$ 0.00	$ 0.00	$ (0.02)	$ 0.01
Basic net earnings (loss) per share		$ (0.01)	$ 0.00	$ (0.03)	$ 0.00

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (263,647)	$ (138,468)	$ (500,583)	$ (201,569)
Net income (loss) from discontinued operations to common shareholders.		49,998	(42,929)	(725,066)	284,393
Net income (loss) to common shareholders		$ (213,649)	$ (181,397)	$ (1,225,649)	$ 82,824

Weighted average of common shares outstanding		43,325,843	42,234,715	43,325,843	42,115,120
Series A Convertible Preferred Stock	[1]	7,336,680	-	-	7,336,680
Stock Options	[2]	-	-	-	-
Warrants	[3]	-	-	-	-
Diluted weighted average common shares outstanding		50,662,523	42,234,715	43,325,843	49,451,800
Diluted net earnings (loss) from continuing operations		$ (0.01)	$ 0.00	$ (0.01)	$ (0.01)
Diluted net earnings (loss) from discontinued operations		$ 0.00	$ 0.00	$ (0.02)	$ 0.01
Diluted net earnings (loss) per share		$ (0.01)	$ 0.00	$ (0.03)	$ 0.00

[1]

At December 31, 2011 and 2010, there were 611,390 shares of Series A Convertible Preferred Stock outstanding. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at December 31, 2011 and 2010.

[2]

At December 31, 2011, there were common stock equivalents attributable to outstanding stock options of 8,352,914 common shares and 7,141,914 common shares at December 31, 2010. All of the remaining stock options at December 31, 2011 and 2010 would not be common stock equivalents under the treasury stock method.

[3]

At December 31, 2011 and 2010, there were common stock equivalents of 18,498,636 common shares attributable to warrants, respectively. The warrants expire on December 31, 2012, and have an exercise price of $.14 to $.30 per share. The warrants would not be common stock equivalents at December 31, 2011 and 2010 using the treasury stock method.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Note 11.

 Outstanding Share Purchase Warrants

In February 2010, the Company modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 and on all of the Common Stock Warrant B from $0.22 to $0.14.  In July 2010, the Company agreed to extend the modification to December 31, 2011, to encourage exercising of these warrants in order for the Company to receive additional funding.  No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise.  On July 22, 2011, HDI agreed to extend the warrant expiration to December 31, 2012.  No additional expense was recorded for this warrant extension.  During the six months ended December 31, 2010, the Company received $30,000 in cash proceeds for the exercise of these common and preferred stock warrants of 122,127 and 7,680 shares, respectively. There were no warrants exercised during the six months ended December 31, 2011.

Note 12.  Acquisition of Assets

HDI Plastics, Inc.

On September 22, 2011, HDIP entered into a lease agreement with Flemtex Properties Corp., a Delaware corporation, for space totaling 104,291 square feet at Suite 100, 5330 Fleming Court, Austin, Texas (the “Lease”). The leased space includes 89,452 square feet of warehouse/manufacturing space and 14,839 square feet of office space. Under the terms of the Lease, HDIP pays rent and CAM charges of approximately $33,650 per month. The lease payments over the 64 months of the initial term of the Lease total $2,154,000. The lease payments are guaranteed by HDI.

On September 26, 2011, the Company entered into a definitive Tri-Party Sales Agreement (“Agreement”) providing for the purchase of selected manufacturing assets from Compass Bank (the “Bank”), and the purchase of certain manufacturing assets and inventory from Cycled Plastics, LTD., a limited partnership (“CP”). In connection with the purchase of the assets, HDI agreed to pay the Bank a cash payment of $250,000. Additionally, HDI agreed to pay $25,000 at closing to CP and to make future payments of $130,000 to CP for equipment. The total purchase price of the selected assets was $405,000. In September 2011, the Company paid CP approximately $29,000 for initial inventory. The $250,000 was paid to Compass Bank on October 7, 2011. No payments have been made on the $155,000 due CP as of December 31, 2011.

Note 13.    Other Related Party Transactions

The HDI Corporate office sub-leases space from STEN Corporation for $500 per month. Kenneth Brimmer, the Company’s Chief Executive Officer and a director of the Company, is the Chief Executive Officer and director of STEN Corporation. STEN Corporation’s lease ends in March, 2011. It is anticipated the current rent will continue on a month-to-month rent upon expiration of the lease with an agreement that the landlord will provide a 90-day notice to vacate the premises. If necessary, HDI will then lease office space in another location.

HDIP sells processed recycled materials in the form of pelletized resin to various manufacturing companies. In December 2011, HDIP sold 16,300 pounds of processed polymer to Stencor Company, LLC, a contract molding manufacturing company 85% owned by Kenneth Brimmer, for a purchase price of $8,492. The purchase price for the resin represented a price similar to sales of similar material to unrelated parties. HDIP expects to continue sales to Stencor from time-to-time.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Note 14.   Subsequent Events

Subordinated Debt Offering

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash.  A preliminary closing of the offering was completed February 10, 2012 and resulted in the issuance of $773,600 in notes and five-year warrants to purchase an aggregate of 11,051,429 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

Common Share Issuance to CEO

Effective February 10, 2012, the Company agreed to issue 9,062,907 common shares to Kenneth W. Brimmer its CEO and director.  The shares were issued for services rendered in connection with the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP. The shares are restricted from sale for a three year period following issuance, except with respect to 500,000 shares that may be transferred to Marilee Douda, the Company’s controller, as a gift. The fair value of the shares totaling $215,697 (calculated by taking the Company’s common stock trading price on February 9, 2011 of $0.028, less a marketability discount of 15%) will be recorded as an expense during the quarter ended March 31, 2012.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically, we were engaged in the design, development, manufacture and marketing of proprietary medical devices. On August 26, 2011, the Company entered into and consummated an Asset Purchase Agreement providing for the sale of selected assets of the medical device business of the Company to Cohn Prevention Center, LLC (“CPC”). The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  We remain engaged in marketing the core technology developed by HDI in an effort to obtain licensing and/or royalty income from such technology.

During the final quarter of fiscal 2011, we considered strategic alternatives given our limited capital, the challenges associated with marketing its medical devices, the effect of health care reform on reimbursement, and the need to develop the next generation of medical devices. As a result of this review, we concluded to change our business and exit the medical device business and pursue an opportunity in the plastic recycling and processing business. To facilitate the new direction, the Company formed HDI Plastics on July 14, 2011 and began pursuing negotiations to lease manufacturing space and purchase processing equipment.

In October 2011, HDI Plastics, a wholly owned subsidiary of the Company, began processing operations in Austin, Texas. HDI processes post-consumer and post-industrial thermoplastic waste material into clean, reusable resin sold to manufacturers of plastic products. HDI Plastics is also engaged in “toll” processing of customer plastic material for a fee and in brokerage sales of recycled plastic material.

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

Principles of Consolidation.  During the quarter ended September 30, 2011, HDI finalized a purchase agreement to acquire machinery and equipment to begin operations in Austin, Texas as HDI Plastics (“HDIP”), with processing operations commencing in October 2011. The Company files consolidated financial statements that include its wholly-owned subsidiary HDIP. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. Beginning October 2011, HDI Plastics began selling finished goods to manufacturers in the form of pelletized resin and clean shredded and ground plastics material. These sales are recorded as revenue at the time the product is shipped and invoiced to the customer. The Company also engages in “toll” processing of customer-owned material for a service fee. These service fees are recorded as plastic processing revenue at the time the product is shipped back to the customer.  In addition, the Company engages in brokerage transactions of plastic material where goods are delivered to a customer without HDIP taking physical possession of the product at its processing facility, although HDIP assumes ownership of the material. The net profit from “brokerage” transactions is recorded as revenue at the time it is shipped to the customer and invoiced. Brokered sales are recorded as revenue net of the cost of the brokered material.

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost based upon the average cost of raw material purchased during the month including an allocation of manufacturing overhead, or market. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

useable.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of December 31, 2011 and June 30, 2011, there was no reserve for obsolete inventory.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended December 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Results of Operations

As of December 31, 2011, we had an accumulated deficit of $29,243,703. Until we are able to generate significant revenue from our plastics processing business, we expect to continue to incur operating losses.  As of December 31, 2011, we had cash and cash equivalents of $92,859.  Following the end of the quarter, we raised $773,600 in the form of 14.5% subordinated notes, (see Note 14 to the Consolidated Financial Statements.) We anticipate that these funds, less our anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following December 31, 2011.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenue- The Company earned $1,197,572 and $0 in revenue from continuing operations in the quarters ended December 31, 2011 and 2010, respectively. The revenue consisted of $11,880 of royalty income and $1,185,692 of plastic processing income from HDIP. HDIP commenced operations in October 2011. Therefore, there was no continuing operations income for the same period in 2010.

Net revenues from our new plastics recycling business were comprised of the following:

	Three Months Ended
	December 31
	2011	2010

Sales – Non-toll	$ 934,360	$ -
Sales – Toll Processing	225,694
Prepaid discounts	(500)

Sales - Brokered	250,816
Less Brokered Purchases and Freight	(224,678)
Net of Brokered Revenue	26,138

Net revenue-Plastics	$1,185,692	$ -

Expenses- Total selling, general and administrative expenses for continuing operations for the three months ended December 31, 2011 were $252,188 compared to $145,141 for the three months ended December 31, 2010. The following is a summary of the major categories included in selling, general and administrative expenses:

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

	Three Months Ended
	December 31
	2011	2010
Legal	7,219	2,394
Accounting	13,121	9,767
Payroll and related taxes	192,464	0
Travel & meals and entertainment	7,596	3,368
Merchant processing fees	176	4,834
SEC filing expenses	-	4,009
Stock option expense	22,500	31,369
Outside Consultants	-	87,154
Other G & A Expenses	9,112	2,246
Total selling, general and administrative expenses	$ 252,188	$ 145,141

Wages, related expenses and benefits increased from $0 to $192,464 for the three months ended December 31, 2010 and 2011due to the start-up of HDI Plastics including hiring various new administrative and selling personnel.

Legal and audit/accounting fees increased from $12,161 to $20,340 for the three months ended December 31, 2010 and 2011, respectively, a 67.3% increase due to the sale of selected assets to CPC, the assignment of lease at the Waters Road address, purchase of selected assets from Cycled Plastics, LTD., and timing of invoices for the June 30, 2011 financial statement audit.

Stock option expense was $22,500 and $31,369 for the three months ended December 31, 2011 and 2010, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended December 31, 2011 and December 31, 2010.  The decrease in expense is a result of additional stock options vesting to the Company’s former COO resigning during the three months ended September 30, 2011, making the options fully vested.

Interest expense increased from $0 to $19,047 for the three months ended December 30, 2010 and 2011, respectively. The increase in the interest expense related to the accounts receivable credit line facility with Charter Capital Holdings, L.P. which began in November 2011.

Our net loss from continuing operations was $263,647 for the three months ended December 31, 2011, compared to net loss from continuing operations of $138,468 for the three months ended December 31, 2010. The primary reason for the large increase in the loss was due to the start-up of the new plastics business during the  quarter.  For the three months ended December 31, 2011, basic and diluted net loss per share from continuing operations was $(0.01), based on weighted average common shares outstanding of 43,325,843.  For the three months ended December 31, 2010, basic net income per share per continuing operations was $0.00 based on weighted average common shares outstanding of 42,234,715.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenue- The Company earned $1,198,772 and $0 in revenue from continuing operations in the six months ended December 31, 2011 and 2010, respectively. The revenue consisted of $13,080 of royalty income and $1,185,692 of plastic processing income from HDIP. There was no continuing operation’s income for the same period in 2010.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Expenses- Total selling, general and administrative expenses for continuing operations for the six months ended December 31, 2011 were $454,661 compared to $210,237 for the six months ended December 31, 2010. The following is a summary of the major categories included in selling, general and administrative expenses:

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

	Six Months Ended
	December 31
	2011	2010
Legal	21,343	2,608
Accounting	37,435	27,767
Payroll and related taxes	192,464	-
Travel & Meals and Entertainment	7,588	-
Outside Consulting	-	87,274
Rent	23,683	22,692
Utilities	3,600	-
Merchant Processing Fees	3,741	5,035
Stock Option Expense	87,125	61,619
Office Supplies	7,097	-
Other G & A Expenses	70,585	3,242
Total selling, general and administrative expenses………….	$ 454,661	$ 210,237

Wages, related expenses and benefits increased from $0 to $192,464 for the six months ended December 31, 2010 and 2011, respectively. The primary reason for the increase was due to the start-up of HDI Plastics in October 2011 and the discontinuation of the medical device business in August 2011.

Legal and audit/accounting fees increased from $30,375 to $58,778 for the six months ended December 31, 2010 and 2011, respectively, a 212% increase due to the sale of selected assets to CPC, the assignment of lease at the Waters Road address, purchase of selected assets from Cycled Plastics, Ltd,. and timing of invoices for the June 30, 2011 financial statement audit.

Stock option expense was $87,125 and $61,619 for the six months ended December 31, 2011 and 2010, respectively. This expense is based on the grant date fair value related to stock options that vested during the six months ended December 31, 2011 and December 31, 2010.

Our net loss from continuing operations was $500,583 for the six months ended December 31, 2011, compared to net loss from continuing operations of $201,569 for the six months ended December 31, 2010.  The primary reason for the large increase in the loss was due to the start-up of the plastics business during the 2nd quarter. For the six months ended December 31, 2011, basic and diluted net loss per share from continuing operations was $(0.01), based on weighted average common shares outstanding of 43,325,843.  For the six months ended December 31, 2010, basic net income per share per continuing operations was $(0.01) based on weighted average common shares outstanding of 42,115,120.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $660,962 and $129,588 for the six months ended December 31, 2011 and December 31, 2010, respectively.  The significant elements of these changes were as follows:

Six Months Ended December 31
	2011	2010
Net cash provided by (used in) operating activities:
Net loss from continuing operations	$ (500,583)	$ (201,569)
Non-cash stock option expense	87,125	61,620
Increase in inventory related to the new recycled
plastics processing business.	$ (114,014)	$ -
Increase in accounts receivable related to the new recycled
plastics processing business.	$ (606,457)
Increase in accounts payable that relate to continuing		$ -
operations	$ 294,885
Increase in accrued expenses relating to continuing operations	$ 119,048	$ -
Net cash provided by Investing activities:
Purchase of equipment and other fixed assets in setting
up HDIP for operations	$ (493,655)	$ -
Payment received on note receivable	$ 82,500	$ -
Net cash provided by financing activities:
Proceeds from sale of warrants	-	$ 30,000
Factoring line agreement with Charter Capital	$ 433,057	$ -
Other:
Activity related to discontinued operations	$ 5,853	$ (12,643)

As of December 31, 2011, we had cash and cash equivalents of $92,859 which, combined with our recently entered into credit facility (see Note 12 to Consolidated Financial Statement), and $773,600 in 14.5% subordinated note proceeds we received on February 10, 2012, we expect that this cash will allow us to operate as a going concern for at least the next twelve months following December 31, 2011

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage risk.

Item 4.  Controls and Procedures.

( )

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Kenneth W. Brimmer, and Marilee Douda, our Secretary and Manager of Finance and Accounting, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

(b) Changes in Internal Control Over Financial Reporting

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

The Company is currently in the process of assessing, changing, and updating its internal controls over financial reporting in connection with the Company’s sale of its medical device business and commencement of the recycled plastics processing business in October 2011. Until we are able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. As we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.

Risk Factors

The risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2011 filed with the SEC on September 16, 2011 contain important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Investors are encouraged to review and read such risk factors in relation to the statements herein.

Item 5.    Other Information

Unregistered Sales of Equity Securities

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash.  An initial closing of the offering was completed February 10, 2012 and resulted in the issuance of $773,600 in notes and five-year warrants to purchase an aggregate of 11,051,429 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

In connection with the offering, no underwriters were utilized and no commissions were paid. The Company and HDIP relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective February 10, 2012, the Company agreed to issue 9,062,907 common shares to Kenneth W. Brimmer its CEO and director.  The shares were issued for services rendered in connection with the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP. The shares are restricted from sale for a three year period following issuance, except with respect to 500,000 shares that may be transferred to Marilee Douda, the Company’s controller, as a gift. The fair value of the shares totaling $215,697 (calculated by taking the Company’s common stock trading price on February 9, 2011 of $0.028, less a marketability discount of 15%) will be recorded as an expense during the quarter ended March 31, 2012.

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

3.2

Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998).

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

10.5*

Accounts Receivable Discount Line Facility with Charter Capital Holdings, L.P.

31.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*

XBRL Instance Document**

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH*

XBRL Taxonomy Extension Schema Document**

*

Filed herewith

**

In accordance with Rule 406T of Regulation S-T, this information deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

By /s/ Kenneth W. Brimmer

Kenneth W. Brimmer

Chief Executive Officer and Chief Financial Officer

Date:  February 14, 2012