Form 10-Q/A
period 2011-12-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-02-21
CIK 1058828

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

YES ☐ NO☐

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

                    YES ☐ NO ☒

As of February 10, 2012 there were issued and outstanding 52,388,750 shares of the issuer’s common stock

Explanatory Note

Hypertension Diagnostics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended December 31, 2011 (the “Form 10-Q”) filed with the Securities and Exchange Commission on February 14, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not , in any way, modify or update disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

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

31.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**

XBRL Instance Document***

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF**

XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB**

XBRL Taxonomy Extension Label Linkbase Document***

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase Document***

101.SCH**

XBRL Taxonomy Extension Schema Document***

*

Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.

**

Filed herewith

***

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

Date:  February 17, 2011