Form 10-Q
period 2012-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-05-15
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of Registrant as Specified in its Charter)

MINNESOTA	41-1618036
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10501 WAYZATA BOULEVARD, SUITE 102, MINNETONKA, MN	55305
(Address of Principal Executive Offices)	(Zip Code)

952-545-2457
(Registrant’s Telephone Number, Including Area Code)

10275 Wayzata Blvd, Suite 310, Minnetonka, MN 55305
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

YES ☐ NO ☒

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

YES ☐ NO ☒

As of May 11, 2012, there were issued and outstanding 52,388,750 shares of the issuer’s common stock.

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

Hypertension Diagnostics, Inc.

Consolidated Balance Sheet

March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheet
	March 31, 2012 (Unaudited)	June 30, 2011
Assets
Current Assets:
Cash	$ 382,035	$ 753,821
Accounts receivable	1,089,778	-
Prepaid and other current assets	28,479	9,632
Inventory	142,534	-
Note receivable-related party-Minot	-	125,000
Note receivable-related party-CPC	140,967	-
Accrued royalties receivable from CPC	3,600	-
Current assets of discontinued operations	-	374,190
Total Current Assets	1,787,393	1,262,643

Property and Equipment, net	717,965	-
Non-current assets of discontinued operations	-	16,835
Other assets	43,657	6,530
Total Assets	$ 2,549,015	$ 1,286,008

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 202,053	$ -
Line of Credit-Charter Capital	641,611	-
Current portion of sale-leaseback obligation	33,831	-
Payable for equipment (Note 16)	155,000	-
Other accrued expenses	172,723	3,170
Deferred rent-current portion	5,595	-
Current liabilities of discontinued operations	37,120	240,975
Deferred compensation-discontinued operations	-	622,500
Total Current Liabilities	1,247,933	866,645

Long Term Liabilities:
Deferred rent	87,154	-
Notes payable-subordinated debt	595,911	-
Sale-leaseback obligation	75,982	-
Deferred compensation-discontinued operations	787,500	-
Total Long-Term Liabilities	1,546,547	-

Total Liabilities	2,794,480	866,645

Shareholders' Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390 at March 31, 2012 and June 30, 2011;
each share of preferred stock is convertible into 12 shares of common stock at the option of the holder (aggregate liquidation preference $9,690,601
and $8,444,722 at March 31, 2012 and June 30, 2011, respectively)	6,114	6,114
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares—52,388,750 and 43,325,843
at March 31, 2012 and June 30, 2011, respectively	523,888	433,258
Additional paid-in capital	28,462,631	27,998,045
Accumulated deficit	(29,238,098)	(28,018,054)
Total Shareholders' Equity (Deficit)	(245,465)	419,363
Total Liabilities and Shareholders' Equity (Deficit)	$ 2,549,015	$ 1,286,008

Hypertension Diagnostics, Inc.

Consolidated Statement of Operations

March 31, 2012

Consolidated Statement of Operations (Unaudited)

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net Revenues:
Plastics	$ 1,837,289	$ -	$ 3,022,981	$ -
Royalties	3,240	-	16,320	-
Total revenues	1,840,529	-	3,039,301	-

Cost of Sales-Plastics	1,624,477	-	2,859,479	-
Gross Profit	216,052	-	179,822	-

Expenses:
Selling, general and administrative	566,892	72,258	1,021,553	282,495
Total Expenses	566,892	72,258	1,021,553	282,495
Operating loss	(350,840)	(72,258)	(841,731)	(282,495)

Other Income and (Expense):
Interest income	10,057	1,480	18,913	10,148
Miscellaneous income	6,500	-	6,999	-
Interest Expense	(69,197)	-	(88,244)	-
Total Other Income and (Expense)	(52,640)	1,480	(62,332)	10,148

Net loss before income taxes	(403,480)	(70,778)	(904,063)	(272,347)
Income taxes	-	-	-	-
Net loss from continuing operations	(403,480)	(70,778)	(904,063)	(272,347)

Income (Loss) from discontinued operations	409,085	(31,396)	(192,279)	252,997
Loss on sale of discontinued operations	-	-	(123,702)	-
Net income (loss) from discontinued operations	409,085	(31,396)	(315,981)	252,997
Net income (loss)	$ 5,605	$ (102,174)	$ (1,220,044)	$ (19,350)

Earnings Per Share:
Basic income (loss) from continuing operations per share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)
Diluted income (loss) from continuing operations per share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)
Net Income (loss) from discontinued operations:
Basic income (loss) from discontinued operations per share	$ 0.01	$ (0.00)	$ (0.01)	$ 0.01
Diluted income (loss) from discontinued operations per share	$ 0.01	$ (0.00)	$ (0.01)	$ 0.01
Net Income (loss) per Common Share:
Basic income (loss) per common share	$ 0.00	$ (0.00)	$ (0.03)	$ (0.00)
Diluted income (loss) per common share	$ 0.00	$ (0.00)	$ (0.03)	$ (0.00)

Weighted Average Common Shares Outstanding:
Basic	48,305,462	43,150,475	44,973,644	42,455,200
Diluted	55,642,142	43,150,475	44,973,644	49,791,880

Hypertension Diagnostics, Inc.

Consolidated Statement of Cash Flows

March 31, 2012

Consolidated Statement of Cash Flows
(Unaudited)
	Nine months ended March 31,
	2012	2011
Operating Activities:

Net income (loss)	$ (1,220,044)	$ (19,350)
Adjustments to reconcile net income(loss) to net
cash used in operating activities:
(Income) loss from discontinued operations	192,279	252,997
Loss on sale of discontinued operations	123,702	-
Net loss from continuing operations	(904,063)	(272,347)
Depreciation	67,560	-
Stock option expense	87,125	95,745
Stock compensation expense	215,697	-
Amortization of debt discount and accreted interest	14,705	-
Change in operating assets and liabilities:
Accreted interest on note receivable	(13,467)	-
Accounts Receivable	(1,089,778)	-
Inventory	(142,534)	-
Prepaid and other current assets	(18,847)	-
Other Assets	(37,127)	(9,230)
Accrued Royalties Receivable	(3,600)	-
Accounts Payable	202,053	-
Accrued Payroll	120,366	-
Deferred Rent	92,749	-
Other Accrued Expenses	60,614	-
Net cash used in operating activities	(1,348,547)	(185,832)
Investing Activities:
Purchases of property and equipment	(630,525)	-
Payment received on note receivable-related party-Minot	125,000	-
Net cash used in investing activities	(505,525)	-
Financing Activities:
Net proceeds from Charter Capital-line of credit	630,184	-
Proceeds from KLC Financial for sale/leaseback of equipment	109,813	-
Proceeds from issuance of subordinated notes	833,600	-
Proceeds from exercise of warrants	-	30,000
Net cash provided by financing activities	1,573,597	30,000
Net cash used in continuing operations	(280,475)	(155,832)

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	(91,311)	(75,702)
Net increase(decrease) in cash and cash equivalents	(371,786)	(231,534)
Cash and cash equivalents at beginning of period	753,821	1,053,648
Cash and cash equivalents at end of period	$ 382,035	$ 822,114

Supplemental non-cash flow information:
Payable for equipment (Note 16)	$ 155,000	$ -
Note receivable-related party from sale of discontinued operations	$ 127,500	$ -
Increase in debt discounts on subordinated notes by issuing stock warrants	$ 252,393	$ -

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Hypertension Diagnostics, Inc. (the “Company,” “HDI” “we” or “us”) have been prepared in accordance with the Instructions to Form 10-Q and Regulation S-X, and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012.  The June 30, 2011 balance sheet was derived from audited financial statements and was adjusted to reflect unaudited adjustments to reclassify discontinued operations, as described in Notes 2 and 3 below.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the SEC on September 16, 2011.  The policies described in that report are used for preparing quarterly reports.

On July 14, 2011, the Company formed HDI Plastics, Inc. (“HDIP” or “Plastics”), as a wholly-owned subsidiary of the Company. HDIP commenced plastic processing operations in October 2011.  HDIP is the principal operating business of the Company.  HDIP is engaged in the processing of recycled plastic material including re-processing into pellet-form for sale to manufacturing customers. (See Note 16.)

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

Discontinued Operations-On August 26, 2011 (the “Effective Date”), the Company closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets from our medical device business to Cohn Prevention Center, LLC, a Minnesota limited liability company (“CPC”), controlled by Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory. As a result of this agreement, and with the sale of selected assets to CPC, we have reclassified our previously reported financial results to exclude those operations affected by the sale. These results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Operations.”  HDI has retained rights to its intellectual property including the rights to royalty payments from CPC.  HDI expects to pursue additional royalty opportunities although there is no assurance it will be successful.  Ongoing royalty income derived from the Company’s intellectual property is reflected as continuing operations.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiary, HDIP. All material intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended March 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

Note 3.   Discontinued Operations

On August 26, 2011, (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets of  our medical device business to Cohn Prevention Center, LLC, a Minnesota limited liability company (“CPC”), controlled by Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory.

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 5). Nearly all of the proceeds received on the Effective Date were allocated to cover severance and other costs related to the transactions contemplated by the Agreement. Severance costs included an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, nine months’ salary and health benefits. The Company paid Mr. Guettler $119,463 as of March 31, 2012 to fulfill the agreement. Pursuant to the Agreement, CPC agreed to pay to the Company a cash payment of $1,200 upon the sale of each of the first 50 units of inventory sold by CPC within 30 days of receipt of cash from such sale. The Company has agreed to pay Mr. Guettler 10% of the royalty proceeds received by the Company less applicable transaction expenses related to such sales.  The Company has earned royalty income of $3,600 and $18,000 for the three and nine months ended March 31, 2012. The Company has paid $1,440 and accrued an additional $360 in connection with the amount due Greg Guettler for the nine months ended March 31, 2012.

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

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

The Company has not included the results of operations of the former medical device business in the results from continuing operations.  We expect to receive continuing royalties from our licensed technology and are continuing efforts to license and market our intellectual property. Revenue and expenses related to the ongoing licensing activities are reflected as continuing operations. The income (loss) from discontinued operations for the three and nine months ended March 31, 2012, and 2011 consists of the following:

Income from Discontinued Operations	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenue, net	$ -	$ 347,181	$ 248,923	$ 1,062,375
Cost of Goods Sold	-	84,766	10,557	215,792
Gross Profit		262,415	238,366	846,583

Operating Expenses	(15,335)	293,810	265,645	850,086
Deferred Compensation expense (benefit)	(393,750)	5,250	165,000	(256,500)
Income (loss) from discontinued operations	(409,085)	(31,395)	(192,279)	252,997
Loss on sale of selected assets to CPC	-	-	(123,702)	-
Net income (loss) from discontinued operations	$ (409,085)	$ (31,395)	$ (315,981)	$ 252,997

The major classes of assets and liabilities of discontinued operations as of  March 31, 2012 and June 30, 2011 were as follows:

Assets and Liabilities of Discontinued Operations
	March 31, 2012	June 30, 2011
Accounts receivable	$ -	$ 4,365
Inventory, net	-	364,952
Prepaid expenses	-	4,873
Current assets of discontinued operations	$ -	$ 374,190

Accrued payroll, vacation, and payroll taxes	$ 37,120	$ 51,253
Deferred Compensation (former CEO)	787,500	622,500
Deferred revenue	-	88,819
Accrued commissions	-	46,500
Accrued royalties	-	17,770
Other accrued expenses	-	36,633
Total liabilities of discontinued operations	$ 824,620	$ 863,475

Note 4. Inventory

Inventory consisted of the following at March 31:

Inventory
	2012	2011
Raw Materials	$ 89,249	$ -
Finished Goods	53,285	-
Total Inventory	$ 142,534	$ -

Note 5.   Notes Receivable – Related Parties

On May 3, 2011, the Company entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”), pursuant to which HDI loaned Minot $125,000 toward the purchase of an office building (“M Building”) located in Minot, North Dakota.  At the time the agreement was entered into, Kenneth W. Brimmer, a director of the Company, was one of the three principals of Minot. On July 13, 2011, the Company exercised its option to receive repayment of the Note and subsequently, in accordance with the repayment terms of the Note, Minot paid to the Company $20,000. The remaining balance on the Note became payable in six monthly payments of $12,500 beginning on August 15, 2011, with the final payment due and payable February 15, 2012. The final payment was received in February 2012 which included $4,900 in accrued interest, and reimbursement of the Company’s legal fees expended in connection with the agreement in the amount of $6,500 which was recorded as other income.

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC (See Note 3), Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC.  The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the Effective Date, and is reflected as a net note receivable of $127,500.  The balance of the Note at March 31, 2012 is $140,967 after including $13,467 of accreted accrued interest.

Note 6.  Property and Equipment

Property and Equipment are as follows:

	March 31,
	2012	2011
Equipment	$ 672,383	$ -
Leasehold Improvements	93,235	-
Office Furniture	2,315	-
Software	5,608	-
Vehicles	11,984	-
Less accumulated depreciation	(67,560)	-
Total equipment	$ 717,965	$ -

The Company placed these assets for the recycled plastics processing business into service as of October 1, 2011; as a result, depreciation for the three months and nine months ended March 31, 2012 was $37,603 and $67,560, respectively. The Company entered into a sale-leaseback agreement relating to some of its equipment during the quarter ended March 31, 2012. (See Note 12)

Note 7.   Litigation and Contingencies

The Company is involved in various legal actions in the ordinary course of its business.  On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP temporarily ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination pending satisfactory resolution of the violations identified by the City of Austin.  The employees were paid their outstanding vacation pay, however, no severance was paid. At this time, HDIP cannot estimate the length of time in which the facility will remain inoperable.

Based upon an estimate from an electrical contractor, the Company estimates the cost to bring the facility into compliance with the City of Austin Building Code requirements to be approximately $75,000. It has not been determined at this time whether the Company or the landlord is responsible for the cost of the electrical upgrade. The Company is not able to estimate the total cost of the shutdown of its processing operations and is not able to determine if and when it will resume operations. The Company is also not able to determine the amount of time it will take to return to normal production and sales activity.

Note 8.  Stock Options

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

During the three and nine months ended March 31, 2012 and the three and nine months ended March 31, 2011, there were no stock options granted. The Company recognized compensation expense of $0, and $87,125 for the three and nine months ended March 31, 2012, and $34,125 and $95,745 for the three and nine months ended March 31, 2011, which were related to options previously granted.

Note 9.

Deferred Compensation

The Company is a party to a Deferred Equity Compensation Agreement with its former CEO, Mark N. Schwartz (the “Agreement”), whereby the Company granted 225,000 phantom shares of its common stock to Mr. Schwartz for every

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

month of employment for the period January 1, 2010 through September 30, 2011. Mr. Schwartz resigned as the Company’s CEO effective September 22, 2011 and as a result, agreed as of October 1, 2011 that no additional phantom shares will be granted him under the Agreement. Under the agreement, a cash payment will be made equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain events to occur.

The Company has accrued a total deferred compensation liability of $787,500 at March 31, 2012, which is the fair market value of 13,125,000 phantom shares outstanding as of March 31, 2012.  Due to the changes in the price of the Company’s common stock from the beginning of the quarter to the end of the quarter (decrease from $0.09 to $ 0.06), the Company recorded a net compensation (benefit) expense of ($393,750) and $165,000 for the three and nine month periods ended March 31, 2012, respectively. For the three and nine month periods ended March 31, 2011, the Company recorded a net compensation (benefit) expense of $5,250 and ($256,500), respectively.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

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

Note 10. Common Share Issuance to CEO

Effective February 10, 2012, the Company agreed to issue 9,062,907 common shares to Kenneth W. Brimmer its CEO and director.  The shares were issued for services rendered in connection with the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP. The shares are restricted from sale for a three year period following issuance. The fair value of the shares totaling $215,697 (calculated by taking the Company’s common stock trading price on February 9, 2012 of $0.028, less a marketability discount of 15%) was recorded as compensation expense during the quarter ended March 31, 2012.

Note 11.  Line of Credit

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”). Under the terms of the full-recourse financing agreement, which is guaranteed by HDI, Charter advances to HDIP and amount equal to 80% of eligible pledged receivables up to a total advance of $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%. The Company began borrowing under this facility in November 2011.  For the quarter ended March 31, 2012, aggregate advances under the facility were $2,182,155 based upon $2,727,694 in receivables. The outstanding balance as of  March 31, 2012 is principal of $630,184 plus accrued interest of $11,427 for a total of $641,611.

Note 12. Sale-Leaseback Transaction

In March 2012, the Company entered into a sale-leaseback arrangement relating to some of its equipment. Under the terms of the arrangement, the Company’s trailers, forklifts, scale, truck, and elimination system which had a carrying amount of $121,272 were sold to KLC Financial, Inc. (“KLC”) for $121,272 in cash. The Company then leased the equipment back under a 3-year capital lease that required a down payment equal to two monthly lease payments and 34 additional monthly payments in the amount of $4,248. The property continues to be reported on the Company’s balance sheet, and depreciation expense is continued to be recognized. The lease agreement is recorded as a sale-leaseback obligation on the balance sheet. At March 31, 2012, the leased equipment had a cost of $121,272 and accumulated depreciation of $5,797. Depreciation of assets leased under capital leases is included in depreciation expense.

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of March 31, 2012:

Year ending June 30,
2012	$12,744
2013	50,974
2014	50,974
2014	25,485

Total minimum lease payments	140,177
Less amount representing interest	(30,364)

Present value of minimum lease payments	109,813
Less current maturities	33,831
Long-term portion	$75,982

Note 13.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at March 31, 2012 and 2011.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

		Three months ended March 31		Nine months ended March 31,
		2012	2011	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (403,480)	$ (70,778)	$ (904,063)	$ (272,347)
Net income (loss) from discontinued operations to common shareholders		409,085	(31,396)	(315,981)	252,997
Net income (loss) to common shareholders		$ 5,605	$ (102,174)	$ (1,220,044)	$ (19,350)

Weighted average of common shares outstanding		48,305,462	43,150,475	44,973,644	42,455,200

Basic net earnings (loss) from continuing operations		$ (0.01)	$ 0.00	$ (0.02)	$ (0.01)
Basic net earnings (loss) from discontinued operations		$ 0.01	$ 0.00	$ (0.01)	$ 0.01
Basic net earnings (loss) per share		$ (0.00)	$ 0.00	$ (0.03)	$ 0.00

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (403,480)	$ (70,778)	$ (904,063)	$ (272,347)
Net income (loss) from discontinued operations to common shareholders.		409,085	(31,396)	(315,981)	252,997
Net income (loss) to common shareholders		$ 5,605	$ (102,174)	$ (1,220,044)	$ (19,350)

Weighted average of common shares outstanding		48,305,462	43,150,475	44,973,644	42,455,200
Series A Convertible Preferred Stock	[1]	7,336,680	-	-	7,336,680
Stock Options	[2]	-	-	-	-
Warrants	[3]	-	-	-	-
Diluted weighted average common shares outstanding		55,642,142	43,150,475	44,973,644	49,791,880
Diluted net earnings (loss) from continuing operations		$ (0.01)	$ 0.00	$ (0.02)	$ (0.01)
Diluted net earnings (loss) from discontinued operations		$ 0.01	$ 0.00	$ (0.01)	$ 0.01
Diluted net earnings (loss) per share		$ (0.00)	$ 0.00	$ (0.03)	$ 0.00

[1]

At March 31, 2012 and 2011, there were 611,390 shares of Series A Convertible Preferred Stock outstanding. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at March 31, 2012 and 2011.

[2]

At March 31, 2012, there were common stock equivalents attributable to outstanding stock options of 8,352,914 common shares and 7,141,914 common shares at March 31, 2011. All of the remaining stock options at March 31, 2012 and 2011 would not be common stock equivalents under the treasury stock method.

[3]

At March 31, 2012 and 2011, there were common stock equivalents of  30,407,208 and 18,498,636 common shares attributable to warrants, respectively. The warrants expire at various times through December 16, 2016, and have an exercise price of $.07 to $.30 per share. The warrants would not be common stock equivalents at March 31, 2012 and 2011 using the treasury stock method.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

Note 14.

   Outstanding Share Purchase Warrants

In February 2010, the Company modified the exercise price on all of the Preferred Stock Warrant B from $2.64 to $1.68 and on all of the Common Stock Warrant B from $0.22 to $0.14.  In July 2010, the Company agreed to extend the modification to March 31, 2012, to encourage exercising of these warrants in order for the Company to receive additional funding.  No additional expense was recorded for this extension due to the warrants being originally connected to a capital raise.  On July 22, 2011, HDI agreed to extend the warrant expiration to December 31, 2012.  No additional expense was recorded for this warrant extension.  During the nine months ended March 31, 2011, the Company received $30,000 in cash proceeds for the exercise of common and preferred stock warrants of 122,127 and 7,680 shares, respectively. There were no warrants exercised during the nine months ended March 31, 2012.

Note 15.   Subordinated Debt Offering

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash. The offering was completed February 10, 2012 and resulted in the issuance of $833,600 in notes and five-year warrants to purchase an aggregate of 11,908,572 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Pricing Model, based on a volatility rate of 153% and a relative fair value of $ 0.03 was $252,393and was recorded as a debt discount to the notes. The discount is being amortized over the term of the debt using the effective interest method. The remaining exercise period as of March 31, 2012 is 4.75 years. The Company recognized $37,635 of total interest in the three months ended March 31, 2012. The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

The following table summarizes the subordinated debt balance at March 31, 2012:

Gross proceeds received	$ 833,600
Less value assigned to warrants	(252,393)
581,207
Add: amortization of debt discount	12,620
Interest accreted to redemption price	2,084
$ 595,911

Note 16.  Acquisition of Assets

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

On September 26, 2011, the Company entered into a definitive Tri-Party Sales Agreement (“Agreement”) providing for the purchase of selected manufacturing assets from Compass Bank (the “Bank”), and the purchase of certain manufacturing assets and inventory from Cycled Plastics, LTD., a limited partnership (“CP”). In connection with the purchase of the assets, HDI agreed to pay the Bank a cash payment of $250,000. Additionally, HDI agreed to pay $25,000 at closing to CP and to make future payments of $130,000 to CP for equipment. The total purchase price of the selected assets was $405,000. In September 2011, the Company paid CP approximately $29,000 for initial inventory. The $250,000 was paid to Compass Bank on October 7, 2011. No payments have been made nor are they currently due on the $155,000 due CP as of March 31, 2012.

Note 17.    Other Related Party Transactions

The HDI Corporate office sub-leases space from STEN Corporation for $500 per month. Kenneth Brimmer, the Company’s Chief Executive Officer and a director of the Company, is the Chief Executive Officer and director of STEN Corporation. STEN Corporation’s lease ends in April 2014.

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

In January 2012, HDIP purchased a 2004 Dodge Pick-up truck from Halvorsen Motors; a used retail car business owned 50% by Kenneth Brimmer, for a purchase price of $11,984. The truck is used by the Company for sales and deliveries. The Company does not anticipate purchasing any additional vehicles in the near future.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

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

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP temporarily ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination pending satisfactory resolution of the violations identified by the City of Austin.  The employees were paid their outstanding vacation pay, however, no severance was paid. At this time, HDIP cannot estimate the length of time in which the facility will remain inoperable.

Based upon an estimate from an electrical contractor, the Company estimates the cost to bring the facility into compliance with the City of Austin Building Code requirements to be approximately $75,000. It has not been determined at this time whether the Company or the landlord is responsible for the cost of the electrical upgrade. The Company is not able to estimate the total cost of the shutdown of its processing operations and is not able to determine if and when it will resume operations. The Company is also not able to determine the amount of time it will take to return to normal production and sales activity.

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

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost based upon the average cost of raw material purchased during the month including an allocation of manufacturing overhead, or market. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

useable.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of March 31, 2012 and June 30, 2011, there was no reserve for obsolete inventory.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended March 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Results of Operations

As of March 31, 2012, we had an accumulated deficit of $29,238,098. Until we are able to generate significant revenue from our plastics processing business, we expect to continue to incur operating losses.  As of March 31, 2012, we had cash and cash equivalents of $382,035. In February 2012, we raised $833,600 in the form of 14.5% subordinated notes, (see Note 15 to the Consolidated Financial Statements.) We anticipate that these funds, less our anticipated operating costs, will allow us to pursue our business development strategy for at least the next twelve months following March 31, 2012.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue- The Company earned $1,840,529 and $0 in revenue from continuing operations in the quarters ended March 31, 2012 and 2011, respectively. The revenue consisted of $3,240 of royalty income and $1,837,289 of plastic processing income from HDIP. HDIP commenced operations in October 2011. Therefore, there was no continuing operations income for the same period in 2011.

Net revenues from our new plastics recycling business were comprised of the following:

	Three Months Ended
	March 31
	2012	2011

Sales – Non-toll	$ 1,604,942	$ -
Sales – Toll Processing	197,610
Prepaid discounts	(1,408)
Net processing revenue	1,801,144

Sales - Brokered	248,735
Less Brokered Purchases and Freight	(212,590)
Net Brokered Revenue	36,145

Net revenue-Plastics	$1,837,289	$ -

Cost of Goods Sold- Cost of goods sold for continuing operations for the three months ended March 31, 2012 were $1,624,477, or 88.3% of revenue. Cost of goods sold is comprised of the processed material generated from the operations of HDIP. Cost of goods sold primarily included $765,122 in direct materials, $358,686 in wages, $36,535 in equipment depreciation, and $87,577 in rent.

Expenses- Total selling, general and administrative expenses for continuing operations for the three months ended March 31, 2012 were $566,892 compared to $72,258 for the three months ended March 31, 2011.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

Wages, related expenses and benefits increased from $0 to $433,424 for the three months ended March 31, 2012 and 2011, respectively, due to HDI Plastic’s various administrative personnel and stock compensation expense of $215,697 for Kenneth Brimmer relating to the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP.

Legal and audit/accounting fees increased from $4,950 to $32,134 for the three months ended March 31, 2012 and 2011, respectively, a 649% increase due to the activities of various SEC filings.

Stock option expense was $0 and $34,125 for the three months ended March 31, 2012 and 2011, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended March 31, 2012 and March 31, 2011.  The decrease in expense is a result of the previous options having been fully vested.

Interest expense increased from $0 to $69,197 for the three months ended March 31, 2011 and 2012, respectively. The increase in the interest expense is related to the accounts receivable credit line facility with Charter Capital Holdings, L.P., the subordinated note agreements, and the sale-leaseback agreement with KLC Financial.

Our net loss from continuing operations was $403,480 for the three months ended March 31, 2012, compared to net loss from continuing operations of $70,778 for the three months ended March 31, 2011. The primary reason for the large increase in the loss was due to the start-up of the new plastics business during the prior quarter.  For the three months ended March 31, 2012, basic net loss per share from continuing operations was $(0.01), based on weighted average common shares outstanding of 48,305,462.  For the three months ended March 31, 2011, basic net loss per share per continuing operations was $0.00 based on weighted average common shares outstanding of 43,150,475.

Nine months Ended March 31, 2012 Compared to Nine months Ended March 31, 2011

Revenue- The Company earned $3,039,301 and $0 in revenue from continuing operations in the nine months ended March 31, 2012 and 2011, respectively. The revenue consisted of $16,320 of royalty income and $3,022,981 of plastic processing income from HDIP. There was no continuing operation’s income for the same period in 2011.

Cost of Goods Sold- Cost of goods sold for continuing operations ended March 31, 2012 was $2,859,479 or 94.1% of revenue. Cost of goods sold is comprised of the processed material generated from the operations of HDIP. Cost of goods as a percentage of income is expected to decrease as operations at HDIP stabilize and suitably trained personnel are put into place. Cost of goods sold for the nine months ended March 31, 2012 primarily included $1,165,616 in direct materials, $657,691 in salaries and wages, depreciation of $66,185, rent of $194,606, and utilities of $106,050. Other costs included rental equipment, warehouse supplies, workmen’s comp insurance and other costs associated with the processing business.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

Expenses- Total selling, general and administrative expenses for continuing operations for the nine months ended March 31, 2012 were $1,021,553 compared to $282,495 for the nine months ended March 31, 2011. The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine months Ended
	March 31
	2012	2011
Legal	$ 48,502	$ -
Accounting	56,935	32,717
Insurance	38,745	-
Payroll and related taxes	430,832	-
Compensation Expense-CEO	215,697
Travel & Meals and Entertainment	7,588	-
Outside Consulting	1,290	120,139
Rent	31,340	-
Utilities	21,967	-
Merchant Processing Fees	3,741	9,629
Stock Option Expense	87,125	95,744
Other G & A Expenses	77,791	24,266
Total selling, general and administrative expenses	$ 1,021,553	$ 282,495

Wages, related expenses and benefits increased from $0 to $430,832 for the nine months ended March 31, 2012 as compared to the same period one year ago. The primary reason for the increase was due to the start-up of HDI Plastics in October 2011 and the discontinuation of the medical device business in August 2011.

Legal and audit/accounting fees increased from $32,717 to $105,437 for the nine months ended March 31, 2012 as compared to the same period one year ago. The increase was due to the sale of selected assets to CPC, the assignment of lease at the Waters Road address, purchase of selected assets from Cycled Plastics, Ltd,. and timing of invoices for the June 30, 2011 financial statement audit.

Compensation expense in the amount of $215,697 was recorded in the quarter ended March 31, 2012 for the fair value of shares issued to CEO Kenneth Brimmer for services rendered in connection with the initial acquisition and other start-up costs related to the development of HDIP. (See Note 10)

Stock option expense was $87,125 and $95,744 for the nine months ended March 31, 2012 and 2011, respectively. This expense is based on the grant date fair value related to stock options that vested during the nine months ended March 31, 2012 and March 31, 2011.

The decrease in outside consulting expenses from $120,139 in 2011 to $1,290 in 2012 was due to the diminishing need for outside sources due to the change in business.

Our net loss from continuing operations was $904,063 for the nine months ended March 31, 2012, compared to net loss from continuing operations of $272,347 for the nine months ended March 31, 2011.  The primary reason for the large increase in the loss was due to the start-up of the plastics business during the 2nd quarter. For the nine months ended March 31, 2012, basic and diluted net loss per share from continuing operations was $(0.02), based on weighted average common shares outstanding of 44,973,644 .  For the nine months ended March 31, 2011, basic net loss per share from continuing operations was $(0.01) based on weighted average common shares outstanding of 42,455,200.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $371,786 and $231,534 for the nine months ended March 31, 2012 and March 31, 2011, respectively.  The significant elements of these changes were as follows:

Nine months Ended March 31
	2012	2011
Net cash provided by (used in) operating activities:
Net loss from continuing operations	$ (904,063)	$ (272,347)
Non-cash stock option expense	$ 87,125	95,745
Increase in inventory related to the new recycled
plastics processing business.	$ (142,534)	$ -
Increase in accounts receivable related to the new recycled
plastics processing business.	$ (1,089,778)
Increase in accounts payable that relate to continuing		$ -
operations	$ 202,053
Increase in accrued expenses relating to continuing operations	$ 180,980	$ -
Increase in deferred rent	$ 92,749
Net cash provided by Investing activities:
Purchase of equipment and other fixed assets in setting
up HDIP for operations	$ (630,525)	$ -
Payment received on note receivable	$ 125,000	$ -
Net cash provided by financing activities:
Proceeds from sale of warrants	-	$ 30,000
Factoring line of credit agreement with Charter Capital	$ 630,184	$ -
Proceeds from subordinated debt offering	$ 833,600	-
Proceeds from KLC Financial for equipment lease	$ 109,813	-
Other:
Activity related to discontinued operations	$ (91,311)	$ (58,445)

As of March 31, 2012, we had cash and cash equivalents of $382,035 which, combined with our credit facility with Charter Capital, we expect will allow us to operate as a going concern for at least the next twelve months following March 31, 2012. The Company estimates the cost of completing the required electrical repairs of the processing facility to be approximately $75,000. However, the company is not able to determine the total costs resulting from the shutdown of its processing facility and the amount of cash required to resume production. Given the uncertainties surrounding resuming production, it is likely the Company will need to raise additional capital.

It is not possible to determine if the Company will be successful in raising additional capital or predict the terms, including potential dilution that might be entered into in conjunction raising additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage risk.

Item 4.  Controls and Procedures.

( )

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Kenneth W. Brimmer, and Marilee Douda, our Secretary and Manager of Finance and Accounting, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Chief Financial Officer and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were not operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities and Exchange Act of 1934 within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and CFO in a manner that allows for timely decisions regarding timely disclosures.

(b) Changes in Internal Control Over Financial Reporting

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

March 31, 2012

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

PART II. OTHER INFORMATION

Item 1A.

Risk Factors

The risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 16, 2011 contain important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Investors are encouraged to review and read such risk factors in relation to the statements herein.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

See Item 5. below.

Item 5.    Other Information

Unregistered Sales of Equity Securities

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash.  An initial closing of the offering was completed February 10, 2012 and resulted in the issuance of $833,600 in notes and five-year warrants to purchase an aggregate of 11,051,429 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

In connection with the offering, no underwriters were utilized and no commissions were paid. The Company and HDIP relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

Effective February 10, 2012, the Company agreed to issue 9,062,907 common shares to Kenneth W. Brimmer its CEO and director.  The shares were issued for services rendered in connection with the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP. The shares are restricted from sale for a three year period following issuance. The estimated fair value of the shares totaling $215,697 (calculated by taking the Company’s common stock trading price on February 9, 2012 of $0.028, less a marketability discount of 15%) was recorded as an expense during the quarter ended March 31, 2012.

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

10.5

Purchase and Sale Agreement/Security Agreement dated October 11, 2011 among Charter Capital Holdings LP, HDIP Plastics Inc., and the Company (incorporated by reference to Exhibit 5.1 to the Company’s Quarterly Report on Form 10-Q dated February 14, 2012).

10.6*

Commercial Lease agreement by and between KLC Financial, Inc., HDI Plastics, Inc., and the Company.

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

Date:  May 15, 2012