Form 10-K
period 2012-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-09-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24635

Hypertension Diagnostics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1618036
(I.R.S. Employer
Identification No.)

10501 Wayzata Blvd, Suite 102, Minnetonka, MN 55305
(Address of Principal Executive Offices, including Zip Code)
Registrant’s Telephone Number, including area code: (952) 545-2457
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Exchange Act:

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

Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐       No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask prices of our Common Stock on the OTCQB tier of the OTC market on December 31, 2011 of $0.055 was approximately $2,382,921.

There were 52,388,750 shares of the registrant’s common stock, $.01 par value per share, outstanding as of September 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hypertension Diagnostics, Inc.

Annual Report on Form 10-K

For the Year Ended June 30, 2012

Forward-Looking Statements

This Annual Report and our public documents to which we refer contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “can,” “estimate,” “anticipate,” “intend” and similar expressions are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption “Risk Factors,” as well as others not now anticipated.

These risks and uncertainties include, without limitation: our ability to resume production in a different location and to generate acceptable levels of profitability; negative effects on our stock price resulting from available securities for sale; our need for additional capital; the illiquidity of our securities on the OTCQB tier of the OTC market and the related restrictions on our securities relating to “penny stocks”; increased competition; retaining experienced management; developing and training a skilled and conscientious work force.

PART I

ITEM 1. Business.

Hypertension Diagnostics, Inc. (“HDI”, “we,” “us” or the “Company”) was  incorporated under the laws of the state of Minnesota on July 19, 1988.  We were previously engaged in the design, development, manufacture and marketing of proprietary devices. As of June 30, 2012, HDI had net tax operating loss carryforwards of approximately $22,040,000. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company controlled by Jay Cohn, a founder and at that time, a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, leased a facility for warehouse and processing of recycled plastic, purchased selected manufacturing assets and began engaging in the business of plastics reprocessing in Austin, TX. On March 29, 2012, we ceased operations at the Austin facility and we are currently seeking to relocate the processing facility to a new location. We believe the market  for reprocessed plastic is growing, and HDIP has the systems and infrastructure for collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies.

HDIP primarily processes high-density polyethylene (HDPE) (recycling code #2) postconsumer bottles and low-density polyethylene (LDPE) (recycling code #4) film into reprocessed pellets for sale.  Although LDPE and HDPE are the primary products, HDIP also processes polypropylene (PP), thermoplastic polyolefin TPO, nylon, polybutylene terephthalate (PBT), and polycarbonate (PC).  The raw goods are shipped to us in several forms; solid blocks called purges, bales of film (bags), regrind, pellets, or foamed products.  Incidental to accepting these plastics, we receive cardboard and metals which are also recycled through third parties.

Raw materials are picked up at our suppliers’ facilities by our trucks, outside carriers, or delivered to our facility by the supplier. In some cases, we stage trailers at supplier locations so that the material can be loaded directly onto the trailer. We source material from all over the U.S. and Mexico. Finished product comes in the form of bales, regrind, or pellets.  Among the customers we sell our finished products (pellets and regrind) to are manufacturers of plastic pipe, decking lumber, outdoor furniture products, office supplies, flower pots, trash bags, and flooring tile

Processed product is usually delivered via our trucks using HDI Plastics’ employees when the supplier or buyer is within 250 miles.  If we are not able to pick up material in a timely manner utilizing our own trucks or if the customer is greater than 250 miles away, we contract with an outside carrier.

Our processing capacity was over 2.25 million pounds per month utilizing three shifts on a 24 hour per day, seven day per week schedule. However, we are currently shut down and are in the process of identifying and moving our operation to a different facility. See last paragraph of this section for more detail. Prior to the shutdown of our processing operations in Austin, the Company employed approximately 75 people.

Nearly all processed product is sold domestically. HDIP sells material primarily for domestic manufacture as opposed to many recyclers who are almost entirely dependent on the export market.  HDIP’s goal is to develop a reputation for quality material and to build long-term consistent relationships with most of its customers.

Manufacturing production and efficiency are closely tracked via proprietary software.  Metrics such as production rate, labor cost, efficiency and downtime all are closely monitored to ensure that maximum efficiency is achieved with each material.  Our system also allows scheduling of each processing line thereby predicting when finished goods can be shipped.  Most goods are shipped within 24-48 hours of production resulting in low utilization of warehouse space for storage of finished goods.

HDI Plastic’s goal is to establish itself as a leader in the plastic recycling/reprocessing industry.  We believe market demand for reprocessed plastic is growing, positioning HDIP for long-term, sustained growth and profitability. We are confident that HDIP has the knowledge base, contacts, and systems in place necessary to operate profitably and to grow the business, eventually supporting development of additional reprocessing centers in other parts of the country.

Some customers deliver their own scrap plastics to be re-pelletized so that they can reuse the material back into their products. This is called toll-processing. Toll-processing is less profitable (approximately 30% less gross profit per processing hour), and it is expected that toll-processing will represent approximately 25% of the regular volume of material processed.  HDIP expects to develop additional customers on toll-processing projects with a value-added approach of blending materials in order to improve their properties according to customers’ requirements. Toll processing utilizes all of the same previously described methods; however, HDI does not purchase the raw material and re-sell it at a higher value.  In toll processing, the supplier retains ownership of the material while HDIP re-processes it back into a pellet. The pellets are then shipped back to the customer and a fee is charged for the conversion process.

HDIP also acts as a “broker” in arranging and facilitating delivery of recyclable material directly to manufacturing customers. Brokerage generally entails the outright purchase of a truckload of material for shipment to a customer without processing.  Typically, the material is delivered directly to our customer and is not unloaded or brought to our facility.

On March 29, 2012, the landlord of our Austin processing facility locked HDIP out of its facility due to not having the proper operating permits from the City of Austin and notified HDIP it was in default of its lease. This notice was followed by a notification of the Landlord’s termination of the lease effective May 31, 2012. In July 2012, we retained the services of EcoDev, LLC to identify potential locations to locate a new processing facility. EcoDev has identified several potential locations and the Company is currently actively involved in negotiations to relocate its production operations. We are not able to predict the time it will take to locate and open a new processing facility or the total costs that will be incurred in moving our production equipment and resuming operations at this time.

Marketing Strategy

Figure 1
Growth in Post-Consumer Plastic Bottle Recycling

Million Pounds Recycled
3,000
2,500
2,000
1,500
1,000
500
0
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010

Plastic bottle recycling and reprocessing is a fast growing segments of the recycling industry (See the chart below). The growing utilization of plastics in industrial and consumer applications, combined with increased consumer awareness surrounding solid waste recycling, has led to an increased demand for recycled plastic resins and products.

It is estimated that there are approximately six times more recycling companies than in 1986.  Plastic bottle recycling figures are the easiest and most reliable figures to track.  Since 1990, the pounds of postconsumer plastic bottles collected and recycled have increased each year, exceeding 2.5 billion pounds in 2010.  It is estimated that 2.5 billion pounds represents less than half of the total plastic bottles produced providing significant room for growth.  Each year new recycling programs are implemented and advances made to existing programs.  The demand for recycled resin generated from these bottles is greater than the amount collected.

Figure 1: 2010 United States National Post Consumer Plastics Bottle Recycling Report, American Chemistry Council and Association of Postconsumer Plastic Recyclers, (2011), p. 5

Competition

The HDPE postconsumer market is dominated by a few companies located primarily on the East and West coasts.  We have not identified a competitor in the southwest region of the United States and it is the goal of HDIP to be a market leader in sourcing material in Texas, Oklahoma, New Mexico, Arizona, Colorado and Mexico.  Additionally, we believe that customers are eager to diversify their supply by buying more recycled material from varying vendors.  The Company estimates that the demand in Texas alone is close to 2 million pounds of recycled HDPE bottles per month.

The majority of plastic recycling companies typically have baling or basic grinding capabilities.  These limited capabilities limit the markets into which they can sell their materials as well as the sale price.  The result is that most material is sold in a form that domestic manufacturers cannot use and is exported, typically to China.  Along with the increased interest in the United States in sustainability, the market for domestic recycled resin is growing dramatically.  Companies seeking more opportunities to use recycled resin as an alternative to virgin plastic resin to reduce costs and at the same time create a marketing advantage for being environmentally conscious.  We have an advantage over other recyclers that do not have the equipment and the technical knowledge and experience to supply domestic manufacturers with clean reprocessed pellets and regrind.  Other recyclers may become suppliers or toll-processing customers because of HDIP’s advanced capabilities.

On the supply side, because HDIP transforms the material to a more valuable product, the Company can be more aggressive with pricing when purchasing scrap materials.  Additionally, HDIP has been able to set up collection programs for streams of materials that have been previously overlooked; an example is commercial laundry bags.  The ability to pelletize a diverse range of materials and to wash rigid plastics gives HDIP a distinct advantage over many of its competitors.

Government Regulation

Regulations apply to almost every aspect of our business. One important aspect of determining applicable regulations is to identify which agencies have jurisdiction over a particular regulatory category.  This varies from region to region around the country.  Water discharges from HDPE reprocessors that operate wet grinding or cleaning systems are regulated at the federal level under the Clean Water Act and may be regulated by a local or regional sewer commission in some areas. In other parts of the country, they are under the jurisdiction of a state or local environmental regulatory agency or may be regulated by a public works department.  In addition, there may be multiple levels of governmental compliance in certain regulatory areas.  Therefore, it is not only important to determine which regulations apply, but also which regulatory agencies have jurisdiction.  These agencies can provide full details on regulatory compliance for a facility.

Certain activities within recycling facilities require operating permits or certifications.  The facility operator is responsible for obtaining any required certificates and permits for operations.  Demonstrating compliance with regulatory agencies may involve submission of test results.  If such test results are required to demonstrate compliance, it is the financial responsibility of the facility operator to provide them.  Failure to comply with certain regulations can result in civil as well as criminal penalties.

Zoning and building codes - The design, construction, and operations of HDPE recycling facilities are also subject to a number of state and local zoning and building codes. HDPE recycling facilities are subject to compliance with local building and fire codes for material storage, loading considerations, space allowances, and required fire protection equipment within a facility.

OSHA requirements and special permits - Propane-fueled forklifts require operating and propane storage permits from the local fire department.  Propane storage may also be subject to building codes. Many laws and regulations deal with worker safety at the federal, state and local levels of government. OSHA regulations are extensive and relate to almost every aspect of a facility’s operation.  Some of the more important areas for a HDPE recycling facility relate to worker exposure levels to noise, dust, electromagnetic frequencies, blood borne pathogens from hypodermic needles that may be discarded within recycled plastic containers, and other general safety considerations. Cyclones used in regrind evacuation systems are subject to OSHA requirements for venting dust exhaust and may require operating permits from other state or local agencies.

Other regulatory requirements - Scales used throughout the HDPE recycling industry are subject to regulations of the local department of consumer affairs, and/or state agencies, for certification regarding accuracy of weights and measures. Transport of recycled HDPE is subject to Department of Transportation regulation at all levels.  In addition, the transport of recycled HDPE may be subject to regulations with local departments of sanitation or consumer affairs. Waste disposal from HDPE recycling facilities can be regulated by a number of agencies, including federal and state environmental agencies, as well as local departments of sanitation, public works, and solid waste. Facilities also need to be in compliance with federal Environmental Protection Agency regulations, and state and local environmental regulations regarding any air or water discharges and emissions. Facilities need to be in compliance with the National Electrical Codes. Facilities that process multiple resin types may use auto-sort systems based on X-ray detection that may require registration or certification from the Nuclear Regulatory Commission as well as other regulatory agencies.

In certain cases, demonstration of regulatory compliance is required to obtain permits or certificates.  Test results may be required to demonstrate adequate compliance. In cases where testing is required, it is the responsibility of the facility operator to provide for the proper testing. For example, HDPE reprocessing facilities that operate cleaning or “wash” systems will require test results demonstrating compliance with certain regulatory discharge thresholds to be able to discharge water into a local sewer system.  This will usually involve providing test results that the water discharge is within regulatory limits for such measurable items as pH (acidity), TSS (total suspended solids), BOD (biological oxygen demand), COD (chemical oxygen demand), oil & grease, and what are known as priority pollutant metals, for example lead, cadmium and mercury. Where testing is required to demonstrate regulatory compliance or to obtain permits or certificates, the best practice is to contract with a reputable testing laboratory that is experienced in regulatory compliance issues and testing protocols.  While these tests may be expensive, regulatory non-compliance cost far more.

As noted above, the Company is in the process of establishing a new operating facility for HDIP, and substantial efforts will need to be taken to ensure that such facility is in compliance with the foregoing regulations.  It is not currently known how long it will take the Company to establish such new facility, and how long it will take to gain compliance with such regulations.

Austin Waste Water Disposal

On July 12, 2012, a representative of the Travis County (Texas) Attorney Office, Texas Parks and Wildlife, and the Texas Commission on Environmental Quality (TEEQ) searched the Company’s Austin offices pursuant to an affidavit signed by a representative of Texas Parks and Wildlife seeking evidence that the Company committed the offense of intentional or knowing unauthorized discharge of a pollutant under Section 7.145 of the Texas Water Code. No charge of illegal discharge has been made against the Company. The Company has not been contacted further relative to alleged discharge and strongly denies any such discharge occurred. The Company currently has approximately 250,000 gallons of waste water on-hand at the Austin location and has developed a plan for disposal of the discharge outside of Austin and expects to complete this disposal prior to the end of calendar 2012.

 Employees and Consultants

As of June 30, 2012, we employed 3 full-time employees, and 1 part-time contract employee, none of whom are engaged in sales positions.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility in Austin, Texas of their termination as a result of a lockout of the facility by the landlord. See Item 3 – Legal Proceedings for more details on the code violation. The employees were paid their outstanding vacation pay. No severance was paid.

Employee manual operations consist of unloading, loading, internal transfer of raw goods via forklift, sorting, and maintenance of machinery.

We occasionally engage consultants and independent contractors and have ongoing consultant relationships with several experts including legal and engineering.

We may retain additional consultants as necessary to accommodate our need for experts in selected areas of product-related endeavors and other business matters.

ITEM 1A. RISK FACTORS

The following are important factors that could cause actual results to differ materially from those anticipated by the Company.  Investors are encouraged to review the following risk factors in detail prior to investing in the Company.

Risks Related to Our Business

We are presently generating minimal revenue.

We cannot assure you that we will ever be able to generate significant revenue, attain or maintain profitable operations, or successfully implement our business plan or current development opportunities.  As of June 30, 2012, we had an accumulated deficit of $29,281,301.  Until we are able to generate significant revenue from our business activities, we expect to continue to incur operating losses and will need to find sources of significant, immediate additional capital to offset such losses to continue operations.

The likelihood of our success must be considered in view of the expenses, difficulties and delays we have encountered, and may encounter in the future. Our profitability is dependent on successfully relocating and restarting our production facility.  We cannot assure you when our new production facility will begin operations, or that we will successfully meet any or all of these goals.

We need additional capital to continue our business.

Until such time we resume operations and generate a profit, we will continue to require additional capital to continue our business, the receipt of which cannot be assured.  Our ability to execute our business strategy depends to a significant degree on our ability to obtain sufficient and timely future financing.

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

Our production activities are currently not operating, and will not achieve our short-term expected production volumes.

HDIP suspended production activities on March 29, 2012 and has not determined where and when it will be able to resume production.  The Company is working to overcome the obstacles posed by being shut down and we cannot guarantee that we can get production started in the next few months.  Actual results may differ materially from those predicted and changes in the circumstances on which we base our predictions could materially affect our actual results.

We have had losses since our inception. We expect losses to continue in the near future and there is a risk we may never become profitable.

We have incurred losses and experienced negative operating cash flows since inception. While we cannot guarantee future results, levels of activity, performance or achievements, we expect our revenues to continue to grow in the coming quarters once operations restart, which will produce gross profits in such amounts so as to more than cover our operating expenses.  Actual results may differ materially from those predicted and changes in the circumstances upon which we base our predictions could materially affect our actual results.

Our independent registered public accounting firm, Moquist Thorvilson Kaufmann & Pieper LLC, has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Moquist Thorvilson Kaufmann & Pieper LLC, in its report of independent registered public accounting firm for the years ended June 30, 2012, has expressed “substantial doubt” as to our ability to continue as a going concern based on our net losses and negative cash flows in fiscal year 2012, and a working capital deficit at June 30, 2012. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty.

If we are unable to manage our growth, our growth prospects may be limited and our future profitability may be adversely affected.

We intend to expand our recycling programs and our manufacturing capability. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

The success of our business is dependent upon our ability to secure material to reprocess.

Our ability to generate revenue depends upon our ability to secure scrap recyclable plastic (PET and HDPE).  There is a world-wide market for these materials, and the Company faces competition from China and other low-cost users.  To the extent that we are unable to secure enough supply, our business, financial condition and results of operations will be materially adversely affected.

We may encounter potential environmental liability which our insurance may not cover.

We may, in the future, receive citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. Should we receive such citations or notices, we would generally seek to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that we will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to us.

While we maintain insurance, such insurance is subject to various deductible and coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. There can be no assurance that insurance will continue to be available to us on commercially reasonable terms, that the possible types of liabilities that may be incurred by us will be covered by our insurance, that our insurance carriers will be able to meet their obligations under their policies or that the dollar amount of such liabilities will not exceed our policy limits. An uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations and financial condition.

We will need to hire additional employees as we grow.

We will need to hire employees to restart our facility and hire additional employees to implement our long-term business plan. In order to continue to grow effectively and efficiently, we will need to implement and improve our operational, financial and management information systems and controls and to train, motivate and manage our employees. We intend to review continually and upgrade our management information systems and to hire additional management and other personnel in order to maintain the adequacy of its operational, financial and management controls. There can be no assurance, however, that we will be able to meet these objectives.

We may be unable to obtain and maintain licenses or permits, zoning, environmental and/or other land use approvals that we need to use a landfill and operate our plants.

These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens’ groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate our plants, including increasing their capacity, could materially and adversely affect our business and financial condition.  We will need to obtain new permits and required approvals in connection with the opening of our new production facility, prior to the operations of  such facility.

Changes in environmental regulations and enforcement policies could subject us to additional liability and adversely affect our ability to continue certain operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations.  Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

If environmental regulation enforcement is relaxed, the demand for our products may decrease.

The demand for our services is substantially dependent upon the public’s concern with, and the continuation and proliferation of, the laws and regulations governing the recycling of plastic. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the recycling of plastic would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition.

We depend upon key personnel and we must hire and retain qualified personnel to be successful.

We are highly dependent on a limited number of key management personnel, particularly our Chief Executive Officer and Chairman, Kenneth Brimmer, and our HDIP Chief Operating Office Adam Mosier.  We do not have key-person life insurance on these key personnel.  Our future success will depend on our ability to attract and retain highly qualified personnel.  We cannot assure you that we will be successful in hiring or retaining qualified personnel.  We also depend upon consultants for services related to important aspects of our business, such as marketing, regulatory compliance and payer reimbursement.  We compete with other companies and organizations for the services of qualified consultants.  The loss of key personnel or the availability of consultants, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations.

Other Risks

We issued shares of Series A Convertible Preferred Stock and common stock to  investors in each of the August 2003 and February 2004 Private Placements.  As a result of the voting rights inherent in the Series A Preferred Stock and common stock and certain provisions of the Shareholders’ Agreement entered into in connection with such placements, we may not enter into certain transactions without the consent of the holders of a majority of the Series A Preferred Stock purchased in these Placements.  In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years.  This provision of our Articles of Incorporation and the concentration of ownership following the Placement may have the effect of delaying or preventing a change in control of us or changes in our Board of Directors or management.

Our securities are illiquid and will be subject to rules relating to “penny stocks.”

On March 17, 2003, we requested that our securities be withdrawn from The Nasdaq SmallCap Market. Since March 2011, our securities have been quoted on the OTCQB tier of the OTC market under the symbol “HDII” for our common stock.  There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share.

The Securities Enforcement Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as “penny stocks.” The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. The regulations on penny stocks limit the number of brokers that trade our common stock, and may limit the ability of the purchasers of our securities to sell their securities in the secondary marketplace. Our common stock is currently considered a penny stock and the Company does not believe our common stock will cease being considered a penny stock in the near future.

Our stock prices may be depressed and our shareholders may experience significant dilution upon the exercise of certain outstanding warrants.

As of September 17, 2012, we have a total of 34,710,313 shares of common stock, which may be issued upon exercise of various options or warrants. As of September 17, 2012, we also have 7,336,680 shares of our common stock issuable upon conversion of our 611,390 outstanding shares of Series A Convertible Preferred Stock.

We have also registered all the shares of our common stock issuable through our 1995 Long-Term Incentive and Stock Option Plan and 750,000 shares of our common stock issuable through our 1998 Stock Option Plan.  We have also registered 287,500 shares purchasable through the exercise of all other outstanding options and warrants.

At any time our common stock trades at prices in excess of the exercise or conversion price of the options or warrants, it is possible that the holders of those options or warrants may exercise their conversion or purchase privileges.  If any of these events occur, the number of shares of our outstanding common stock could increase substantially, and th e shares issued could be traded on the market.  This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock.

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

We have established three classes of directors with staggered terms of office, supermajority voting requirements for business combinations, and the right of the Board of Directors to issue, without shareholder approval, preferred stock on terms set by the Board.  We are also subject to Minnesota laws that could have the effect of delaying, deterring or preventing a change of control, including Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act, which, among other things, prohibit a Minnesota corporation from engaging in any business combination with any interested shareholder for a period of four years from the date when the person became an interested shareholder unless certain conditions are met.

Minnesota law and our Articles of Incorporation impose limitations on the liability of our directors to our shareholders.

Our Articles of Incorporation provide, among other things, that directors, including a person deemed to be a director under applicable law, are not to be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except to the extent provided by applicable law (i) for any breach of the director's duty of loyalty to us or our shareholders, (ii) for acts or omissions, not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) under Sections 302A.559 or 80A.23 of the Minnesota Business Corporation Act, as amended, (iv) for any transaction from which the director derived an improper personal benefit, or (v) for any act or omission occurring prior to the date that the applicable articles became effective.  Our Articles further provide that if the Minnesota Business Corporation Act is amended to authorize the further elimination or limitation of the liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the Minnesota Business Corporation Act, as so amended.

ITEM 2. Properties

On October 24, 1997, we entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of commercial office and light assembly space at The Waters Business Park in Eagan, Minnesota.  Effective September 8, 2010, the term of this operating lease was extended for forty-eight (48) months from November 1, 2010 to October 31, 2014.  The monthly gross rent, including basic operating expenses, is approximately $6,050. On August 26, 2011, along with the sale of selected assets to Cohn Prevention Center (“CPC”), the Company entered into a Sublease Agreement which permits CPC to lease the Eagan, Minnesota facility from the Company during the remaining term of the Company’s lease on the same economic terms as the underlying lease with HDI which remains as an obligation of the Company.

The HDI Corporate office sub-leases office space including phone and internet services from STEN Corporation for $500 per month. Kenneth Brimmer, the Company’s Chief Executive Officer and a director of the Company, is the Chief Executive Officer and director of STEN Corporation. STEN Corporation’s lease ends in April 2014.

On September 22, 2011, HDIP entered into a lease agreement with Flemtex Properties Corp., a Delaware corporation, for space totaling 104,291 square feet at Suite 100, 5330 Fleming Court, Austin, Texas (the “Lease”). The leased space included 89,452 square feet of warehouse/manufacturing space and 14,839 square feet of office space. Under the terms of the Lease, HDIP paid rent and CAM charges of approximately $33,650 per month. The lease payments over the 64 months of the initial term of the Lease total $2,154,000. The lease payments are guaranteed by HDI. On March 28, 2012, HDIP received a Notice of Violation related to this facility from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addressed the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased operations at the processing facility. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the leased premises to the Landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the leased premises. We are currently in negotiations with Flemtex to remove our property.

On September 6, 2012, the Company entered into a six month lease for approximately 10,000 square feet of space in the city of Taylor, TX for $3,000 per month. Our plan is to commence limited operations at the Taylor facility in December 2012. We are continuing to negotiate for a longer term lease arrangement for approximately 65,000 square feet at the Taylor facility. There is, however, no assurance we will be successful in entering into such lease arrangement. We are also considering additional possible locations to relocate our production.

ITEM 3. Legal Proceedings

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addressed the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP temporarily ceased operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their temporary termination pending satisfactory resolution of the violations identified by the City of Austin.  The employees were paid their outstanding vacation pay and were not paid severance. The City of Austin has not taken any legal action against the Company and has not assessed any penalties at this time.

Because of the code violations, the landlord, Flemtex Properties denied the Company access to the premises; therefore, the Company did not pay rent. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the leased premises to the Landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the Leased Premises. We are currently in negotiations with Flemtex to remove our property and work through the cancelation of the lease.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since March, 2011, our common stock has been quoted on the OTCQB tier of the over-the-counter market under the symbol “HDII.”.  As of September 15, 2012, there were: (i) 151 shareholders of record of our common stock, without giving effect to determining the number of shareholders who hold shares in “street name” or other nominee status; (ii) 89 holders of our Series A Convertible Preferred Stock, which is convertible into 7,336,680 shares of our common stock; and (iii) 52,388,750 outstanding shares of our common stock,.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices of our common stock as reported by the OTCQB or the Over-the-Counter Bulletin Board, as applicable.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Stock Price

	High	Low
Fiscal 2012
First Quarter	$0.11	$0.02
Second Quarter	0.10	0.02
Third Quarter	0.08	0.03
Fourth Quarter	0.06	0.02

Fiscal 2011
First Quarter	$0.09	$0.09
Second Quarter	0.12	0.07
Third Quarter	0.09	0.09
Fourth Quarter	0.06	0.04

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

See Item 12 for a description of the securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company, and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company. The offering was completed February 10, 2012 and resulted in the issuance of $833,600 in notes and five-year warrants to purchase an aggregate of 11,908,572 shares of the Company’s common stock with an exercise price of $.07 per share (See Note 9 of the Company’s Financial Statements included as part of this Annual Report). In addition, the Board authorized the issuance of 9,062,907 shares related to Kenneth Brimmer’s joining the Company as CEO. These shares are included in total outstanding shares as of June 30, 2012.

Commencing August 2012, the Company initiated a second private placement offering similar to the offering in December 2011. Terms for the second private placement offering also include 14.5% five-year Subordinated Notes with Warrants to purchase shares of the Company’s common stock with an exercise price of $.035 per share. As of September 17, 2012, the Company issued $180,000 in notes.

The foregoing issuances of securities of the Company and HDIP occurred pursuant to Regulation D of the Securities Act of 1933 and were placed with persons certifying themselves as “accredited investors,” as defined under Rule 501(a) of the Securities Act.

ITEM 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We are engaged in the collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies.

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

Revenue Recognition. Beginning October 2011, HDI Plastics began selling finished goods to manufacturers in the form of pelletized resin and clean shredded and ground plastics material. These sales are recorded as revenue at the time the product is shipped and invoiced to the customer. The Company also engages in “toll” processing of customer-owned material for a service fee. These service fees are recorded as plastic processing revenue at the time the product is shipped back to the customer.  In addition, the Company engages in brokerage transactions of plastic material where goods are delivered to a customer without HDIP taking physical possession of the product at its processing facility, although HDIP assumes ownership of the material. The net profit from “brokerage” transactions is recorded as revenue at the time it is shipped to the customer and invoiced. Brokered sales are recorded as revenue net of the cost of the brokered material. The Company recognizes royalty revenue pursuant to the license agreement signed with CPC and is recorded as a receivable on the consolidated balance sheet when CPC sells a unit.

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost based upon the average cost of material purchased including an allocation of manufacturing overhead if it has been further processed, or market. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not useable.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of June 30, 2012, there was no reserve for obsolete inventory.

Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs on a monthly basis. Individual accounts with past due balances over 90 days are specifically reviewed to ensure they are collectible.

Research and Development.  Research and development are expensed as incurred.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

The estimated useful lives for computing depreciation are as follows:

Years

Leasehold improvements	Shorter of useful life or lease term
Computer equipment	3 to 5
Processing equipment	5
Furniture and office equipment	5
Trailers	5

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2012 and 2011. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest and penalties related to the underpayment of income taxes will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Stock-Based Compensation.  The Company historically has granted options to individuals under various plans.  Compensation costs relating to share-based payment transactions, including grants of employee and director stock options, are recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instrument issued.  The Company is required to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

Results of Operations

As of June 30, 2012, we had an accumulated deficit of $29,281,301.  Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses. As further discussed in Item 1, our production facility ceased operations on March 29, 2012, and we are currently seeking out a new production facility. At this time we cannot guarantee when or if such new facility will be operational.

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Revenue- The Company earned $3,157,747 and $0 in revenue from continuing operations in the fiscal year ended June 30, 2012 and 2011, respectively. The revenue consisted of $18,480 of royalty income and $3,139,267 of plastic processing income from HDIP. HDIP commenced operations in October 2011. Therefore, there was no continuing operations income for the same period in 2011. During the previous fiscal year, we operated the Hypertension Diagnostics medical device business which had revenue but is now shown as discontinued operations due to the sale in August 2011.

Net revenues from our plastics recycling business were comprised of the following:

	Fiscal year ended June 30
	2012	2011

Sales – Non-toll	$2,643,100	$ -
Sales – Toll Processing	423,304
Less discounts	(1,908)
Net processing revenue	3,064,496

Sales - Brokered	603,880
Less Brokered Purchases and Freight	(529,109)
Net Brokered Revenue	74,771

Net revenue-Plastics	$3,139,267	$ -

Cost of Goods Sold- Cost of goods sold for continuing operations for the fiscal year ended June 30, 2012 were $3,269,601, or 104.2% of revenue. Cost of goods sold is comprised of the processed material generated from the operations of HDIP. Costs exceeded revenue during the period due to incurring start-up costs and early on processing inefficiencies during the start-up phase and costs incurred during the facility closing from March 29, 2012 to June 30, 2012. Cost of goods sold was comprised of the following:

	Fiscal year ended June 30
Cost of Goods Sold	2012	2011
Direct material	$ 1,190,898	$ -
Wages and sub-contract labor costs associated with production	684,694	-
Incoming and outgoing freight	412,386	-
Rent and utilities related to production	385,033	-
Depreciation	104,466	-
Workers compensation insurance	26,508	-
Equipment rental	58,250	-
Maintenance and repairs	206,594	-
Warehouse supplies	200,772	-
	$ 3,269,601	$ -

Operating Expenses- Total selling, general and administrative expenses for continuing operations for the fiscal year ended June 30, 2012 were $1,248,508 compared to $365,641 for the fiscal year ended June 30, 2011 and are summarized as follows:

	Fiscal Year Ended June 30,		Change from prior year
	2012	2011	Dollar ($)
Wages, Benefits, and related expenses	$ 751,567	$ 2,188	$ 749,379
Fees and Permits	18,043	3,080	14,963
Insurance	56,879	-	56,879
Stock Transfer Agent	4,096	4,709	(613)
Stock Option Expense	87,125	129,869	(42,744)
Travel	28,060	-	28,060
Outside Consultants	3,572	148,781	(145,209)
Legal	89,213	4,500	84,713
Accounting and audit	85,080	37,925	47,155
Rent and Utilities	66,971	588	66,383
Depreciation	4,325	2,527	1,798
Other Operating Expenses	53,577	31,474	22,103
	$ 1,248,508	$ 365,641	$ 882,867

Wages, related expenses and benefits increased from $2,188 to $751,567 for the fiscal year ended June 30, 2011 and 2012, respectively, due to HDI Plastic’s various administrative personnel and stock compensation expense of $215,697 for Kenneth Brimmer in connection with the acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP.

Legal expenses increased from $4,500 to $89,213 for the fiscal year ended June 30, 2011 and 2012, respectively, due the various requirements of selling and purchasing assets, lease agreements, and the HDIP shut-down. Accounting and audit fees increased from $37,925 to $85,080 for the fiscal year ended June 30, 2012. The increase was due to the activities of various SEC filings related to discontinued activities and the plastic start-up business.

Stock option expense was $87,125 and $129,869 for the fiscal year ended June 30, 2012 and 2011, respectively. This expense is based on the grant date fair value related to stock options that vested during the fiscal year ended June 30, 2012 and June 30, 2011.  The decrease in expense is a result of the previous options having been fully vested and no new options being granted in 2012.

The outside consultants expense decreased from $147,315 in fiscal year 2011 to $3,572 in fiscal year ended 2012. The change is primarily due to moving SEC reporting and other activities in-house.

Interest Expense - Interest expense increased from $0 to $143,565 for the fiscal year ended June 30, 2011 and 2012, respectively. The increase in the interest expense is related to the accounts receivable credit line facility with Charter Capital Holdings, L.P., the subordinated note agreements, and the sale-leaseback agreement with KLC Financial. The Company had no interest bearing debt during fiscal 2011.

Net Loss from Continued Operations - Our net loss from continuing operations was $1,472,331 for the fiscal year ended June 30, 2012, compared to net loss from continuing operations of $355,076 for the fiscal year ended June 30, 2011. The primary reason for the large increase in the loss was due to the start-up of the plastics business during the fiscal year 2012.  For the fiscal year ended June 30, 2012, basic net loss per share from continuing operations was $(0.03), based on weighted average common shares outstanding of 46,817,291.  For the fiscal year ended June 30, 2011, basic net loss per share per continuing operations was $(0.01) based on weighted average common shares outstanding of 42,646,016.

Net Income from Discontinued Operations – Our net income from discontinued operations for the fiscal year ended June 30, 2012 was $209,084 as compared to net income from discontinued operations of $761,388 for the fiscal year ended June 30, 2011. In August 2011, the Company sold the assets related to our medical device business, see Footnote 3 for further details. The Company recorded a net compensation benefit of $360,000 for the year ended June 30, 2012 compared to a net compensation benefit of $693,750 for the year ended June 30, 2011 related to the deferred compensation liability of the former CEO.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $678,838 and a net increase of $299,767 for the years ended June 30, 2012 and June 30, 2011, respectively.  The significant elements of these changes were as follows:

Fiscal Year ended June 30
	2012	2011
Net cash provided by (used in) operating activities:
Net loss from continuing operations	$ (1,472,331)	$ (355,076)
Non-cash stock option expense	$ 87,125	129,869
Non-cash stock compensation expense to Ken Brimmer (CEO)	$ 215,697	-
Increase in inventory related to the new recycled
plastics processing business.	$ (172,223)	$ -
Increase in accounts receivable related to the new recycled
plastics processing business.	$ (149,156)
Increase in accounts payable that relate to continuing		$ -
operations	$ 170,832
Increase in accrued expenses relating to continuing operations	$ 243,070	$ -
Net cash provided by investing activities:
Purchase of equipment and other fixed assets in setting
up HDIP for operations	$ (630,525)	$ -
Note receivable issued to Minot 123	$ 125,000	$ (125,000)
Net cash provided by financing activities:
Proceeds from exercise of warrants	-	$ 30,000
Proceeds from subordinated debt offering	$ 833,600	-
Proceeds from KLC Financial for equipment sale-leaseback	$ 121,272	-
Other:
Net activity related to discontinued operations	$ (110,283)	$ 28,524

In fiscal year 2011, the Company loaned $125,000 to a Minot, North Dakota real estate company associated with one of our directors.  The loan, plus interest and fees, was paid back in full to the Company in fiscal year 2012.

 In fiscal year 2011, for financing activities, the Company raised $30,000 through the exercise of warrants. In fiscal year 2012, the Company raised $833,600 through the issuance of subordinated notes to inside investors and received funds from a completed sale-leaseback agreement with KLC Financial in the amount of $121,272, all of which was used to start the new recycled plastics business.

We have incurred operating losses and have not generated significant cash flow from operations.  As of June 30, 2012, we had an accumulated deficit of $29,281,301. As of June 30, 2012, we had cash and cash equivalents of $75,043. We anticipate that these funds, along with a second issuance of subordinated notes, which we are in the process of raising now, will allow us to restart and continue our business over the next several months following June 30, 2012. As of the date of this filing, we have raised $180,000 from these 14.5% subordinated notes.

The Company estimates that the costs of relocating the business will be at least $200,000. In addition, we anticipate that we will incur start-up losses during the time we begin operations at a new location. It is difficult to determine the total capital required to resume production.

The Company is also currently seeking opportunities to license its proprietary technology, intellectual property, technical know-how and other core assets from the prior Hypertension Diagnostics business to raise additional capital; although there is no assurance these efforts will be successful.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. Our debt outstanding is accruing interest at a fixed rate, and we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8. Financial Statements and Supplementary Data

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended June 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Shareholders and Board of Directors of

Hypertension Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Hypertension Diagnostics, Inc. (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hypertension Diagnostics, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses for the years ended June 30, 2012 and 2011 and has a stockholders’ deficit at June 30, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/  Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota

September 28, 2012

Hypertension Diagnostics, Inc.

Consolidated Balance Sheets

June 30, 2012 and 2011

Consolidated Balance Sheet
	June 30,
Assets	2012	2011
Current Assets:
Cash and cash equivalents	$ 75,043	$ 753,881
Accounts receivable, net	149,156	-
Prepaids and other current assets	31,304	9,632
Inventory, net	172,223	-
Note receivable-related party-CPC	146,319	-
Note receivable-related party-Minot 123	-	125,000
Accrued royalties receivable from CPC	2,400	-
Current assets of discontinued operations	-	374,130
Total Current Assets	576,445	1,262,643

Property and Equipment:
Leasehold improvements	93,235	-
Furniture and office equipment	7,923	-
Automobiles	11,984	-
Equipment	672,383	-
Total Property and Equipment	785,525	-
Less accumulated depreciation and amortization	(107,194)	-
Property and Equipment, net	678,331	-
Debt issuance costs, net	7,380	-
Non-current assets of discontinued operations	-	16,835
Other Assets	43,657	6,530
Total Assets	$ 1,305,813	$ 1,286,008

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 170,832	$ -
Sale-leaseback obligation-current portion	35,383	-
Accrued vacation, payroll and payroll taxes	29,236	-
Payable for equipment	155,000	-
Other accrued expenses	246,240	3,170
Current liabilities of discontinued operations	18,143	240,975
Current portion of deferred compensation-discontinued operations	-	622,500
Total Current Liabilities	654,834	866,645

Long Term Liabilities:
Notes payable-subordinated debt, net of discount	610,615	-
Sale-leaseback obligation, less current portion	66,533	-
Non current portion of deferred compensation-discontinued operations	262,500	-
Total Long-Term Liabilities	939,648	-
Total Liabilities	1,594,482	866,645

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390
at June 30, 2012 and 2011, respectively. Each share of
preferred stock is convertible into 12 shares of common
stock at the option of the holder. (Aggregate
liquidation preference of $10,145,478 and $8,841,117
at June 30, 2012 and 2011, respectively.)	6,114	6,114
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares—52,388,750 and 43,325,843
at June 30, 2012 and 2011, respectively.	523,887	433,258
Additional paid-in capital	28,462,631	27,998,045
Accumulated deficit	(29,281,301)	(28,018,054)
Total Shareholders' Equity (Deficit)	(288,669)	419,363
Total Liabilities and Shareholders' Equity (Deficit)	$1,305,813	$1,286,008
See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Operations

Fiscal years ended June 30, 2012 and 2011

Consolidated Statement of Operations
	Fiscal years ended June 30,
	2012	2011
Income Statement
Net Revenues:
Plastics	$ 3,139,267	$ -
Royalties – former medical device business	18,480	-
Total revenues	3,157,747	-

Cost of Sales-Plastics	3,269,601	-
Gross Profit	(111,854)	-

Operating Expenses:
Selling, general and administrative	1,248,508	365,641
Total Expenses	1,248,508	365,641
Operating loss	(1,360,362)	(365,641)

Other Income and (Expense):
Interest income	24,266	8,033
Miscellaneous income	7,330	2,532
Interest expense	(143,565)	-
Total Other Income and (Expense)	(111,969)	10,565

Net loss before income taxes	(1,472,331)	(355,076)
Income taxes	-	-
Net loss from continuing operations	(1,472,331)	(355,076)

Income (Loss) from discontinued operations	332,786	761,388
Loss on sale of discontinued operations	(123,702)	-
Net income (loss) from discontinued operations	209,084	761,388
Net income (loss)	$ (1,263,247)	$ 406,312

Earnings Per Share:
Basic income (loss) from continuing operations per share	(0.03)	(0.01)
Diluted income (loss) from continuing operations per share	(0.03)	(0.01)
Net Income (loss) from discontinued operations:
Basic income (loss) from discontinued operations per share	0.00	0.02
Diluted income (loss) from discontinued operations per share	0.00	0.02
Net Income (loss) per common share:
Basic income (loss) per common share	(0.03)	0.01
Diluted income (loss) per common share	(0.03)	0.01

Weighted Average Common Shares Outstanding Basic	46,817,291	42,646,016
Weighted Average Common Shares Outstanding Diluted	54,153,971	49,982,696

See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended June 30, 2012 and 2011

Consolidated Statements of Shareholders Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2010	710,993	$ 7,110	41,916,320	$ 419,163	$ 27,851,275	$(28,424,366)	$ (146,818)
Conversion of Preferred Stock
into Common Stock	(107,283)	(1,073)	1,287,396	12,874	(11,801)		-
Warrants Exercised	7,680	77	122,127	1,221	28,702		30,000
Stock based compensation					129,869		129,869
Net income						406,312	406,312
Balance at June 30, 2011	611,390	6,114	43,325,843	433,258	27,998,045	(28,018,054)	419,363
Stock warrants issued in connection with the subordinated debt offering					252,393		252,393
Stock based compensation					87,125		87,125
Issuance of common stock to CEO for services provided			9,062,907	90,629	125,068		215,697
Net loss						(1,263,247)	(1,263,247)
Balance at June 30, 2012	611,390	$ 6,114	52,388,750	$ 523,887	$ 28,462,631	$(29,281,301)	$ (288,669)

See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Cash Flows

Fiscal years ended June 30, 2012 and 2011

Consolidated Statement of Cash Flows
	Fiscal Years ended June 30
	2012	2011
Operating Activities:
Net income (loss)	$ (1,263,247)	$ 406,312
Adjustments to reconcile net income(loss) to net
cash used in operating activities:
(Income) loss from discontinued operations	(332,786)	(761,388)
Loss on sale of discontinued operations	123,702	-
Net loss from continuing operations	(1,472,331)	(355,076)
Depreciation	107,194	-
Stock option expense	87,125	129,869
Amortization of debt issuance costs	820	-
Stock compensation expense	215,697	-
Amortization of debt discount and accreted interest	29,408	-
Accreted interest on note receivable	(18,819)	-
Change in operating assets and liabilities:
Accounts receivable	(149,156)	-
Inventory	(172,223)	-
Prepaid and other current assets	(21,672)	-
Other assets	(37,127)	(8,084)
Accrued royalties receivable	(2,400)	-
Accounts payable	170,832	-
Accrued vacation, payroll and payroll taxes	29,236	-
Other accrued expenses	243,070	-
Net cash used in operating activities	(990,346)	(233,291)
Investing Activities:
Purchases of property and equipment	(630,525)	-
Note receivable-related party-Minot	125,000	(125,000)
Net cash used in investing activities	(505,525)	(125,000)
Financing Activities:
Proceeds from sale-leaseback of equipment	121,272	-
Payments on sale-leaseback obligation	(19,356)	-
Debt issuance costs	(8,200)	-
Proceeds from issuance of subordinated notes	833,600	-
Proceeds from exercise of warrants	-	30,000
Net cash provided by financing activities	927,316	30,000
Net cash used in continuing operations	(568,555)	(328,291)

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	(235,283)	28,524
Net cash provided by investing activities of discontinued operations	125,000	-
Net increase(decrease) in cash and cash equivalents	(678,838)	(299,767)
Cash and cash equivalents at beginning of period	753,881	1,053,648
Cash and cash equivalents at end of period	$ 75,043	$ 753,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 104,084	$ -
Cash paid for income taxes	$ -	$ -
Supplemental non-cash investing and financing activities:
Payable for equipment purchase	$ 155,000	$ -
Note receivable-related party from sale of discontinued operations	$ 127,500	$ -
Increase in debt discounts on subordinated notes by issuing stock warrants	$ 252,393	$ -

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Notes to Financial Statements

Note 1. Organization and Significant Accounting Policies

Description of Business

We were incorporated under the laws of the State of Minnesota on July 19, 1988.  We were previously engaged in the medical device business. As of June 30, 2011, HDI had accumulated net tax operating loss carryforwards of approximately $20,831,000. In mid-2011, HDI’s board of directors determined to pursue a change in strategic direction. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company owned by Jay Cohn, a founder and a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, entered into a new lease agreement, purchased selected manufacturing assets from Compass Bank and Cycled Plastics and began engaging in the business of plastics reprocessing in Austin, TX. Demand for reprocessed plastic is growing, and HDIP has the systems and infrastructure for collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (HDI Plastics, Inc.), after elimination of all intercompany accounts, transactions, and profits.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains cash in financial institutions.  The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit.  Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future.  The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs.  Invoice terms can vary from at date of shipment to net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed.  The Company has determined that an allowance for doubtful accounts is not necessary as of June 30, 2012 and 2011.

Inventory

Inventories are valued at the lower of cost or market with cost based upon the average cost of raw material purchased which includes an allocation of manufacturing overhead if further processing has been done. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not useable.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of June 30, 2012, there was no reserve for obsolete inventory.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Property and Equipment

Property and equipment are stated at cost.  Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred.  Depreciation is computed principally using the straight-line method.  Estimated useful lives for leasehold improvements are the shorter of the lease term or estimated useful life and 3 to 5 years for furniture and processing equipment, and computer equipment.

Fair Value of Financial Instruments

The Company’s financial instruments are recorded on its balance sheet.  The carrying amounts for cash, accounts receivable, note receivable, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The lease obligation and subordinated debt approximates fair value since this debt was recently obtained.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  To date, no such losses have been recognized.

Revenue Recognition

Plastics - Beginning October 2011, HDI Plastics began selling finished goods to manufacturers in the form of pelletized resin and clean shredded and ground plastics material. These sales are recorded as revenue at the time the product is shipped and invoiced to the customer. The Company also engages in “toll” processing of customer-owned material for a service fee. These service fees are recorded as plastic processing revenue at the time the product is shipped back to the customer.  In addition, the Company engages in brokerage transactions of plastic material where goods are delivered to a customer without HDIP taking physical possession of the product at its processing facility, although HDIP assumes ownership of the material. The net profit from “brokerage” transactions is recorded as revenue at the time it is shipped to the customer and invoiced. Brokered sales are recorded as revenue net of the cost of the brokered material.

Royalties – After the sale of the medical device business in August 2011, the Company is receiving a minor amount of royalty income in connection with the license agreement. This income is being recorded as revenue when a sale is made by CPC to a 3rd party purchaser.

Shipping and Handling Costs

The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales.  The Company records costs related to shipping and handling in cost of sales.

Research and Development Costs

All research and development costs are charged to expense as incurred.  The Company incurred $0 and $5,646 in research and development costs for the fiscal years ended June 30, 2012, and 2011, respectively.

Income Taxes

The Company accounts for income taxes by following an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  In accordance with the guidance, the Company has adopted a policy under which, if required to be

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the consolidated statement of operations.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended June 30, 2012 and 2011, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the year ended June 30, 2012 that had, or are expected to have a material impact on the Conpany’s results of operations, financial condition or cash flows.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended June 30, 2012, we incurred losses from continuing operations of $1,472,331. At June 30, 2012, we had an accumulated deficit of $29,281,301 and negative working capital of $78,389. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to relocate our plastics processing facility to a new site and then restart the facility which would include hiring production works. Subsequent to June 30, 2012,  the Company is currently seeking to raise an additional $750,000 through an issuance of 14.5% Series II Subordinated Notes in order to meet the cash flow needs to restart our plastics business. As of this filing, we have raised $180,000 related to these notes.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

not available on acceptable terms, we may not be able to adequately restart our plastics business, which could significantly and materially restrict our operations.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Note 3.   Discontinued Operations

On August 26, 2011, (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets of  our medical device business to Cohn Prevention Center, LLC, a Minnesota limited liability company (“CPC”), controlled by Jay Cohn, at the time, a director and stockholder of HDI. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory.

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note (non-interest bearing) to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 5). We received a letter on July 27, 2012 from CPC indicating they will be paying $200,000 due February 26, 2013. Nearly all of the proceeds received on the Effective Date were allocated to cover severance and other costs related to the transactions contemplated by the Agreement. Severance costs included an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, nine months’ salary and health benefits. The Company paid Mr. Guettler $119,463 to fulfill the agreement on March 1, 2012. Pursuant to the Agreement, CPC agreed to pay to the Company a cash payment of $1,200 upon the sale of each of the first 50 units of inventory sold by CPC within 30 days of receipt of cash from such sale. The Company has agreed to pay Mr. Guettler 10% of the royalty proceeds received by the Company less applicable transaction expenses related to such sales.  The Company has earned royalty income of $20,400 less 10% due to Greg Guettler for year ended June 30, 2012. The Company has paid $1,440 and accrued an additional $600 in connection with the amount due Greg Guettler for the year ended June 30, 2012. We have also accrued $15,000 payable to Mr. Guettler for 10% of the proceeds from the promissory note issued to CPC.

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

In connection with the sale transaction, the Company recorded the following loss which is reported as “Loss on sale of discontinued operations” in the Consolidated Statements of Operations for the year ended June 30, 2012:

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Cash received upon sale	$ 125,000
Note receivable (present value)	127,500
Total sales price	252,500
Net assets and liabilities sold:
Inventories, net	370,984
Property and equipment, net	16,059
Accrued royalties over accrued as of June 30, 2011	(10,841)
Net assets sold	376,202

Loss on sale of discontinued operation, before income tax benefit	(123,702)
Income tax benefit	-
Loss on sale of discontinued operations, net of tax	($123,702)

The Company has not included the results of operations of the former medical device business in the results from continuing operations.  We expect to receive continuing royalties from our licensed technology and from continuing efforts to license and market our intellectual property. Revenue and expenses related to the ongoing licensing activities are reflected as continuing operations. The income (loss) from discontinued operations for the years ended June 30, 2012, and 2011 consists of the following:

Income from Discontinued Operations
	Year ended June 30, 2012	Year ended June 30, 2011
Revenue, net	$ 248,923	$ 1,389,181
Cost of Goods Sold	10,557	275,848
Gross Profit	238,366	1,113,333

Operating Expenses	265,580	1,045,695
Deferred Compensation expense (benefit)(1)	(360,000)	(693,750)
Income (loss) from discontinued operations	332,786	761,388
Loss on sale of selected assets to CPC	(123,702)	-
Net income (loss) from discontinued operations	$ 209,084	$ 761,388

(1)

 Deferred compensation valuation change relating to the former CEO (Mark Schwartz), who resigned after the medical device assets were sold.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

The major classes of assets and liabilities of discontinued operations as of June 30, 2012 and 2011 are as follows:

Assets and Liabilities of Discontinued Operations
	June 30, 2012	June 30, 2011
Accounts receivable	$ -	$ 4,305
Inventory, net	-	364,952
Prepaid expenses	-	4,873
Current assets of discontinued operations	$ -	$ 374,130

Accrued payroll, vacation, and payroll taxes	$ 18,143	$ 51,253
Deferred Compensation (former CEO)	262,500	622,500
Deferred revenue	-	88,819
Accrued commissions	-	46,500
Accrued royalties	-	17,770
Other accrued expenses	-	36,633
Total liabilities of discontinued operations	$ 280,643	$ 863,475

Note 4.     Inventory

Raw materials consist of the plastics that arrive at the processing facility that are sorted and staged in the warehouse as bales or in bins. The value of raw material is based on weight and volume and the average cost of purchasing. Finished goods are processed into pellet or regrind form and stored in gaylords. The inventory value of finished goods is based on weight and the cost to convert using a standard labor and overhead rate.

At June 30, 2012 and 2011 inventory consisted of the following:

	June 30
	2012	2011
Raw materials	$ 96,142	$ -
Processed finished goods	76,081	-
Total Inventory	$ 172,223	$ -

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

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC (See Note 3), Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC. The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the Effective Date, and was originally recorded as a net note receivable of $127,500.  The balance of the Note at June 30, 2012 is $146,319 after including $18,819 of accreted accrued interest. Subsequent to year end, the Company received a letter from CPC on July 26, 2012 indicating CPC’s intent to pay the $200,000 due February 26, 2013.

Note 6.  Acquisition of Assets

Purchase of Assets for HDI Plastics, Inc.

On September 26, 2011, the Company entered into a definitive Tri-Party Sales Agreement (“Agreement”) providing for the purchase of selected manufacturing equipment from Compass Bank (the “Bank”), and the purchase of certain manufacturing assets and inventory from Cycled Plastics, LTD., a limited partnership (“CP”). In connection with the purchase of the assets, HDI agreed to pay the Bank a cash payment of $250,000. Additionally, HDI agreed to pay $25,000 at closing to CP and to make future payments of $130,000 to CP for other additional equipment. The total purchase price of the selected assets was $405,000. In September 2011, the Company paid CP approximately $29,000 for some initial inventory. The $250,000 was paid to Compass Bank on October 7, 2011. No payments have been made nor are they currently due on the $155,000 due CP as of June 30, 2012.

Note 7.  Factoring Line of Credit

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”). Under the terms of the full-recourse financing agreement, which is guaranteed by HDI, Charter advances to HDIP and amount equal to 80% of eligible pledged receivables up to a total advance of $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%. The Company began borrowing under this facility in November 2011.  The outstanding balance as of June 30, 2012 is $0.

Note 8. Sale-Leaseback Obligation

In March 2012, the Company entered into a sale-leaseback arrangement relating to some of its equipment. Under the terms of the arrangement, the Company’s trailers, forklifts, scale, truck, and elimination system which had a carrying amount of $121,272 were sold to KLC Financial, Inc. (“KLC”) for $121,272 in cash. The Company then leased the equipment back under a 3-year capital lease that required a down payment equal to two monthly lease payments and 34 additional monthly payments in the amount of $4,248. The property continues to be reported on the Company’s balance sheet, and depreciation expense is continued to be recognized. The lease agreement is recorded as a sale-leaseback obligation on the balance sheet. At June 30, 2012, the leased equipment had a cost of $121,272 and accumulated depreciation of $12,004. Depreciation of assets leased under capital leases is included in depreciation expense.

The following is a schedule by years of future minimum lease payments required under the lease together with their present value as of June 30, 2012:

Years ending June 30,
2013	$50,974
2014	50,974
2014	25,485

Total minimum lease payments	127,433
Less amount representing interest	(25,517)

Present value of minimum lease payments	101,916
Less current maturities	35,383
Long-term portion	$66,533

Note 9.   Note Payable - Subordinated Debt

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash. The offering was completed February 10, 2012 and resulted in the issuance of $833,600 ($340,000 came from Directors) in notes and five-year warrants to purchase an aggregate of 11,908,572 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 153%, had an estimated fair value of $0.03 per warrant. After calculating the relative fair value of the debt and warrants, $252,393 and was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method. The interest expense recorded on the Director notes was $22,207.

The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

The following table summarizes the subordinated debt balance at June 30, 2012:

Gross proceeds received	$ 833,600
Less value assigned to warrants	(252,393)
581,207
Add: amortization of debt discount	25,240
Interest accreted to redemption price	4,168
$ 610,615

The following table summarizes the future aggregate maturities of subordinated notes payable for the years ended June 30:

2013	$ 0
2014	$ 0
2015	$ 0
2016	$ 0
2017	$ 875,280
$ 875,280

Note 10.

Deferred Compensation Liability

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

The Company has accrued a total deferred compensation liability of $262,500 at June 30, 2012, which is the fair market value of 13,125,000 phantom shares outstanding as of June 30, 2012.  Due to the decrease in the price of the Company’s common stock from the beginning of the year to the end of the year (decrease from $0.05 to $ 0.02), the Company recorded a net compensation benefit of $360,000 for the year ended June 30, 2012. For the year ended June 30, 2011, the Company recorded a net compensation benefit of $693,750.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Under the terms of Mr. Schwartz’s deferred equity compensation agreement, payment of the deferred compensation benefit would occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012. Upon one of these events, a cash payment over 24 months was to be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.  Mr. Schwartz and the Company modified the original Agreement on December 31, 2011, whereby Mr. Schwartz agreed to eliminate the requirement for a cash payment as of a date certain pursuant to the Agreement. This deferred compensation is classified as a long-term liability with no definitive payout date specified. The Company and Mr. Schwartz are negotiating a permanent settlement to satisfy both parties.

Note 11.

Income Taxes

The income tax provision consists of the following for the years ended June 30:

	2012	2011
Current tax provision	$ -	$ -
Deferred tax provision (benefit)	(168,000)	(148,000)
Valuation allowance	168,000	148,000
Total income tax provision	$ -	$ -

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2012	2011
Federal tax at statutory rate	(34.0)%	(34.0)%
State income taxes	(0.9)	(2.4)
Permanent difference	7.7	--
Adjustment to net operating loss carryforwards	13.9	--
Change in valuation allowance	13.3	36.4
Effective income tax rate	— %	— %

At June 30, 2012, the Company has estimated net operating loss carryforwards totaling approximately $21,850,000 for federal income tax purposes and approximately $7,800,000 for Minnesota income tax purposes.  Loss carryforwards have begun to expire and will continue to expire through 2032.

A full valuation allowance has been recorded for such carryforwards due to continued operating losses, and utilization in future years could be substantially limited or eliminated under Section 382 of the Internal Revenue Code if significant ownership changes have occurred. Once the Company begins to generate profits, as details Section 382 analysis will be performed.

Components of deferred tax assets are as follows:

	June 30, 2012	June 30, 2011
Loss carryforwards	$ 8,400,000	$ 8,020,000
Inventory reserve	-	76,000
Deferred compensation	95,000	234,000
Accrued vacation	4,000	2,000
Other	1,000	--
Less valuation allowance	(8,500,000	(8,332,000)
Net deferred tax asset	$ -	$ -

At June 30, 2012, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

The Company is subject to U.S. Federal, and Minnesota  state income tax.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Note 12.

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

In addition, so long as any shares of the Series A Preferred Stock are outstanding, the Company may not, without the approval of the majority of the holders of the Series A Preferred Stock then outstanding, take certain corporate actions, as described in the Certificate of Designation.  Upon any liquidation, the holders of the Series A Preferred Stock are entitled to receive out of the Company’s assets a liquidation preference equal to an internal rate of return on the adjusted stated value of the Series A Preferred Stock (currently $1.68 per share) equal to 20%.  Any assets remaining after this initial distribution shall be distributed to the holders of the Company’s common stock and the Series A Preferred Stock on an as-if converted basis.  As of June 30, 2012 and 2011, the value of this liquidation preference was $10,145,478 and $8,841,117, respectively.

Conversion of Preferred Stock into Common Stock

During the fiscal year ended 2011, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert their shares into shares of the Company’s common stock at a conversion rate of twelve (12) shares of common stock for each share of Series A Convertible Preferred Stock.  An aggregate of 107,283 shares of Series A Convertible Preferred Stock were converted into an aggregate of 1,287,396 shares of common stock for the fiscal year ended June 30, 2011. There were no Series A Preferred Stock conversions in fiscal year 2012.

Common Stock Issuance to CEO

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

Fiscal Year Ended June 30, 2012

Series A Preferred Stock and Common Stock Warrants

The following is a summary of the outstanding stock purchase warrants that were issued in connection with our private placements of Series A Preferred and Common Stock in August 2003 and February 2004 as of June 30, 2012:

	Warrant A		Warrant B		Warrant C
	Preferred	Common	Preferred	Common	Preferred	Common
	$2.04	$.17	$2.64 (1)	$.22 (2)	$3.60	$.30
August 2003 Placement
Outstanding Balance, June 30, 2010	-	-	70,610	1,122,855	410,198	6,523,233
Exercised during fiscal 2011	-	-	(7,680)	(122,127)	-	-
Expired during fiscal 2011	-	-	-	-	-	-

Outstanding Balance, June 30, 2011	-	-	62,930	1,000,728	410,198	6,523,233
Exercised during fiscal 2012	-	-	-	-	-	-
Expired during fiscal 2012	-	-	-	-	-	-
Outstanding Balance, June 30, 2012	-	-	62,930	1,000,728	410,198	6,523,233

Expiration Date	-	-	09/30/12	09/30/12	09/30/12	09/30/12

February 2004 Placement
Outstanding Balance, June 30, 2010	-	-	94,496	1,502,702	82,686	1,314,868
Exercised during fiscal 2011			-	-	-	-
Expired during fiscal 2011	-	-	-	-	-	-

Outstanding Balance, June 30, 2011	-	-	94,496	1,502,702	82,686	1,314,868
Exercised during fiscal 2012			-	-	-	-
Expired during fiscal 2012	-	-	-	-	-	-
Outstanding Balance, June 30, 2012	-	-	94,496	1,502,702	82,686	1,314,868

Expiration Date	-	-	09/30/12	09/30/12	09/30/12	09/30/12

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

In July 2011, the Company extended the above warrants through September 30, 2012 to encourage exercising of these warrants in order for the Company to receive additional funding.  The effect of this modification was immaterial to the financial statements and was not recorded.

Other Stock Warrant Activity

During the year ended June 30, 2012, the Company issued 11,908,572 common stock warrants with an exercise price of $.07 and a term of 5 years in connection with the subordinated debt offering.

During the year ended June 30, 2011, the Company received $30,000 in cash proceeds for the exercise of common and preferred stock warrants of 7,680 and 122,127, respectively. There were no warrants exercised during the year ended June 30, 2012.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Note 13.   Stock Options

During 1995, the Company adopted the Hypertension Diagnostics, Inc. 1995 Long-Term Incentive and Stock Option Plan (the “1995 Option Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, directors, officers, consultants and advisors of the Company.  The maximum number of shares reserved under the Plan is 400,000 shares.  The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 1995 Option Plan and applicable provisions of the Internal Revenue Code.  Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date.  The options granted to participants owning more than 10% of the Company’s outstanding voting common stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date.  The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date.  At September 22, 2005, the 1995 Option Plan terminated. The outstanding options have a weighted average remaining contractual life of 2.46 years.

On May 1, 1998, the Board of Directors approved the 1998 Stock Option Plan (the “1998 Option Plan”), under which stock options may be granted to employees, consultants and independent directors of the Company,  up to a maximum of 750,000 shares.  Stock options may be either qualified or nonqualified for income tax purposes.  On December 10, 2001, shareholders of the Company approved an amendment to the Company’s 1998 Option Plan to increase the number of shares reserved under the 1998 Option Plan from 750,000 to 1,250,000.  Terms of the 1998 Option Plan are similar to the 1995 Option Plan above.  The 1998 Option Plan expired in May 2008. At June 30, 2012, there were 217,786 options outstanding having exercise prices between $0.165 and $.43 that had been granted under the 1998 Option Plan.  The outstanding options have a weighted average remaining contractual life of 1.35 years.

On October 31, 2003, the Board of Directors approved the 2003 Stock Plan (the “2003 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company.  On November 10, 2005, the Board of Directors approved the following amendments to the 2003 Option Plan: 1) changed the definition of the term “Stock” to exclude Series A Convertible Preferred Stock; 2) changed the Shares Reserved for Issuance to exclude six million (6,000,000) shares of Series A Convertible Preferred Stock; and 3) eliminated the annual automatic grant of stock options to non-employee directors.  Stock options granted may be either qualified or nonqualified for income tax purposes.  Up to a maximum of 4,000,000 shares of common stock may be issued under the 2003 Option Plan. Terms of the 2003 Option Plan are similar to the 1995 Option Plan above.  At June 30, 2012, there were 1,971,399 options outstanding having exercise prices between $0.11 and $0.20 that had been granted under the 2003 Option Plan.  The outstanding options have a weighted average remaining contractual life of 3.64 years.

On November 10, 2005, the Board of Directors approved the 2005 Stock Plan (the “2005 Option Plan”), under which stock options, stock appreciation rights, restricted stock and deferred stock may be granted to employees, consultants and independent directors of the Company.  Stock options granted will be nonqualified for income tax purposes.  Up to a maximum of 6,000,000 shares of common stock may be issued under the 2005 Option Plan.  The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of the fair market value of the common stock on the grant date.  The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date.  At June 30, 2012, there were 2,025,000 options outstanding having exercise prices between $0.09 and $0.16 that had been granted under the 2005 Option Plan.  The outstanding options have a weighted average remaining contractual life of 5.76 years.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

A summary of the outstanding options under all the stock option plans is as follows:

	Shares Available for Grant	Options Outstanding and Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
1995 Option Plan
Balance at June 30, 2010	-	260,000	$ 0.17
Exercised	-	-	-
Canceled/forfeited	-		-
Balance at June 30, 2011	-	260,000	0.17
Exercised	-	-	-
Canceled/forfeited	-	(171,080)	0.17
Balance at June 30, 2012	-	88,920	$ 0.17	$ -
Remaining Contractual Life		2.46

1998 Option Plan
Balance at June 30, 2010	-	783,572	$ 0.95
Exercised	-	-	-
Canceled/forfeited	-	(114,000)	4.63
Balance at June 30, 2011	-	669,572	0.33
Exercised	-	-	-
Canceled/forfeited	-	(451,786)	2.35
Balance at June 30, 2012	-	217,786	$ 0.18	$ -
Remaining Contractual Life		1.35

2003 Option Plan
Balance at June 30, 2010	91,658	3,893,342	$ 0.17
Granted	-		-
Exercised	-		-
Canceled/forfeited	50,000	(50,000)	0.15
Balance at June 30, 2011	141,658	3,843,342	0.17
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited	1,871,943	(1,871,943)	0.18
Balance at June 30, 2012	2,013,601	1,971,399	$ 0.16	$ -
Remaining Contractual Life		3.64

2005 Option Plan
Balance at June 30, 2010	3,770,000	2,230,000	$ 0.15
Granted	(1,350,000)	1,350,000	0.10
Exercised	-	-	-
Canceled/forfeited	-	-	-
Balance at June 30, 2011	2,420,000	3,580,000	0.13
Granted
Exercised	-	-	-
Canceled/forfeited	1,555,000	(1,555,000)	0.12
Balance at June 30, 2012	3,975,000	2,025,000	$ 0.14	$ -
Remaining Contractual Life		5.76

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

The fair value of options granted during fiscal year 2011 were estimated using the Black-Scholes option pricing model. There were no options granted in fiscal year 2012.

Fiscal Year Ended	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life	Expected Volatility
June 30, 2011	3.18%	None	10 years	250.86%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Risk-free interest rate is determined using the U.S. treasury rate.

For the years ended June 30, 2012 and 2011, the Company recognized $87,125 and $129,869 of stock option expense.   As of June 30, 2012, there was $0 of unrecognized compensation expense related to the outstanding stock options.

Note 14.    Other Related Party Transactions

In 2012, the HDI Corporate office sub-leased space from STEN Corporation for $500 per month. Kenneth Brimmer, the Company’s Chief Executive Officer and a director of the Company, is the Chief Executive Officer of STEN Corporation. STEN Corporation’s lease ends in April 2014. For the year ended June 30, 2012, a total of $4,500 was paid to STEN Corporation for rent.

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

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

15.

Earnings (Loss) Per Share

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended June 30, 2012 and 2011:

		Fiscal Year Ended June 30,
		2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$(1,472,331)	$(355,076)
Net income (loss) from discontinued operations to common shareholders		209,084	761,388
Net income (loss) to common shareholders		$(1,263,247)	$406,312

Weighted average of common shares outstanding		46,817,291	42,646,016

Basic net earnings (loss) from continuing operations		$(0.03)	$(0.01)
Basic net earnings (loss) from discontinued operations		$ 0.00	$ 0.02
Basic net earnings (loss) per share		$(0.03)	$0.01

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$(1,472,331)	$(355,076)
Net income (loss) from discontinued operations to common shareholders.		209,084	761,388
Net income (loss) to common shareholders		$(1,263,247)	$406,312

Weighted average of common shares outstanding		46,817,291	42,646,016
Series A Convertible Preferred Stock	[1]	7,336,680	7,336,680
Stock Options	[2]	-	-
Warrants	[3]	-	-
Diluted weighted average common shares outstanding		54,153,971	49,982,696

Diluted net earnings (loss) from continuing operations		$(0.03)	$(0.01)
Diluted net earnings (loss) from discontinued operations		$0.00	$0.02
Diluted net earnings (loss) per share		$(0.03)	$0.01

[1]

At June 30, 2012 and 2011, there were 611,390 shares of Series A Convertible Preferred Stock outstanding. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at June 30, 2012 and 2011.

[2]

At June 30, 2012 and 2011, there were outstanding stock options of 4,303,105 and 8,352,914, respectively. All of the remaining stock options at June 30, 2012 and 2011 would not be common stock equivalents under the treasury stock method.

[3]

At June 30, 2012 and 2011, there were outstanding stock warrants of 30,407,208 and 18,498,636, respectively. The warrants would not be common stock equivalents at June 30, 2012 and 2011 using the treasury stock method.

Note 16.

Commitments

Minnesota lease – former medical device business

The Company entered into a non-cancelable operating lease agreement for approximately 6,900 square feet of office/warehouse space.  Effective September 8, 2010, the term of this operating lease was extended for forty-eight (48) months from November 1, 2010 to October 31, 2014.  Rent expense was $72,186 and $73,702 in fiscal

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

years 2012 and 2011, respectively. The Company has a sub-lease agreement with CPC, where CPC pays the Company the amount of the rent payable for this space. The Company received $60,302 in fiscal year 2012 from CPC to offset our costs of this lease. The following is a schedule of future minimum lease payments due as of June 30, 2012:

Year ending June 30
2012	$72,186
2013	$73,506
2014	$74,873
2015	$25,112

Texas lease – plastics business

On September 22, 2011, HDIP entered into a lease agreement with Flemtex Properties Corp., a Delaware corporation, for space totaling 104,291 square feet at Suite 100, 5330 Fleming Court, Austin, Texas (the “Lease”). The leased space includes 89,452 square feet of warehouse/manufacturing space and 14,839 square feet of office space. Under the terms of the Lease, HDIP pays rent and CAM charges of approximately $33,650 per month. The lease payments over the 64 months of the initial term of the Lease total $2,154,000. The lease payments are guaranteed by HDI. As of May 31, 2012, Flemtex terminated the lease for failure to pay base rent and reimbursable costs for April and May while the Company was unable to continue operations partially as a result of City of Austin code violations and the landlords decision to lock HDIP out of the space. The Company has accrued as of June 30, 2012, the utility and rents payments due for April and May 2012 totaling $139,493. Total rent expense for this lease for the year ended June 30, 2012 is $213,647. Based on the Company’s verbal understanding with the landlord, no other rent payments will be due under this lease; however, there can be no assurances that this verbal agreement will be honored. See further information at Note 18. Therefore, the full scheduled lease payments due under this lease are as follows:

Year ending June 30
2013	$409,488
2014	$409,488
2015	$422,003
2016	$440,776
2017	$260,769

Note 17. Significant Customers and Credit Risk

Revenue from the Company’s products is concentrated among specific customers. There were four customers that accounted for more than 10% of total revenue each in the year ended June 30, 2012 and five customers accounted for 74% of revenue in 2012. Those five customers accounted for 29% of the outstanding accounts receivable balance at June 30, 2012.

Note 18. Litigation and Contingencies

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addressed the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. As of June 30, 2012, the violations have not been satisfied and all of the Company’s property was still at the location. At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future. At the time of this filing, the Company is not operating

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

a processing facility.

Because the City of Austin required HDIP to vacate the property at 5330 Fleming Court, the landlord, Flemtex Properties denied access to the premises; therefore, the Company did not pay rent and utilities for April and May 2012. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the Leased Premises to the Landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the Leased Premises. The Company is in the process of negotiating a final Termination Agreement related to its Austin lease. The landlord is withholding a final release of any obligation of the Company until the discharge water is removed from the property. As of this filing, the Company is in the process of removing the waste water as required by the landlord. The Company has accrued as of June 30, 2012, the utility and rents payments due for April and May 2012 totaling $139,493. Based on the Company’s verbal understanding with the landlord, no other rent payments will be due under this lease, but no assurances can be made that they will not seek damages due to the termination of this lease.

19. Subsequent Events

Subsequent to year-end, in August 2012, the Company is initiating a second private placement of Subordinated Notes due October 31, 2014 (Series II Subordinated Notes) with terms otherwise similar to the offering in December 2011. Terms for the Series II Subordinated Notes also include the issuance of five-year warrants to purchase shares of the Company’s common stock with an exercise price of $.035 per share. As of September 28, 2012, the Company issued $180,000 in Series II Subordinated Notes, all of which was received from Directors of the Company.

On September 6, 2012, the Company entered into a six month lease for approximately 10,000 square feet of warehouse space in the City of Taylor, TX for $2,500 per month.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with our current auditors.

ITEM 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer Kenneth W. Brimmer, and members of our accounting staff, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and principal financial officer has concluded that, as discussed below, material weaknesses existed in our internal control over financial reporting as of June 30, 2012 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of June 30, 2012, our chief executive officer and principal financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2012 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of June 30, 2012.  Management identified the following material weaknesses:

1.

Management did not maintain effective internal controls relating to the quarter-end closing and financial reporting process in adequately preparing account reconciliations pertaining to stock transactions and complicated debt instruments;

2.

The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

3.

A more robust inventory costing system needs to be designed to ensure accurate inventory costing each reporting period.  A material audit adjustment was made to the balance as of June 30, 2012.

This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an amendment to the Sarbanes-Oxley Act which exempts Smaller Issuers from the requirements of Section 404(b).

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

ITEM 9B.  Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Our Articles of Incorporation and Bylaws provide that the Board of Directors is classified into three classes, Class I, II and III, with the members of each class to serve (after an initial transition period) for a staggered term of three years.  Messrs. Leitner and Stern were each designated as a Class I director; and Messrs. Brimmer and Schwartz were each designated as a Class III director.  While the terms of each class have expired, pursuant to the Company’s Bylaws each director shall serve until their successor has been duly elected.

Name	Age	Position	Director Since

Larry Leitner (1) (2)	59	Director	2003
Alan Stern (1) (2)	57	Director	2003
Mark N. Schwartz	56	Chairman of the Board of Directors	2003
Kenneth W. Brimmer(1) (2)	57	Chief Executive Officer and Chief Financial Officer	1995

(1)

Member of the Audit Committee

(2)

Member of the Compensation Committee

Larry Leitner – Mr. Leitner is a founding partner of Specialty Commodities, Inc. (“Specialty”), an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. Specialty is one of the largest importers and distributors of nuts, dried fruits, seeds, and grains, supplying the snack food, health, food, bakery and bird food industries in North America and Europe. He received his Bachelor of Science degree from North Dakota State University.

Alan Stern – Mr. Stern is a founding partner of Specialty Commodities, Inc., an international commodities importing, trading, and distribution company established in 1987 with offices and warehouses in Los Angeles, California and Fargo, North Dakota. He received his Bachelor of Arts degree from the City of London School of Business Studies (City University).

Mark N. Schwartz – Mr. Schwartz has been our Chairman of our Board since September 2003 and was the Chief Executive Officer until his resignation in September 2011.  From November 1999 to August 2003, Mr. Schwartz was Chief Financial Officer and served on the Board of Directors of DDD Group plc, a digital media company focused on developing 3D technology for the corporate and consumer markets, which is publicly traded on the London Stock Exchange’s Alternative Investment Market, or AIM. Previously, he founded and was Chief Financial Officer of Bodega Latina Corporation, a Hispanic grocery retailer currently operating 45 supermarkets in California, Nevada and Arizona. From 1982 to 1991, Mr. Schwartz was an investment banker at Credit Suisse First Boston and Donaldson Lufkin & Jenrette, where he secured, structured and negotiated the first round of institutional financing for Starbucks Coffee and also served on its Board of Directors. He received a Bachelor of Arts degree in economics and political science from Claremont McKenna College and a Masters of Business Administration degree with honors from Harvard Business School.

Kenneth W. Brimmer – Mr. Brimmer has served as our Chief Executive Officer and Chief Financial Officer since September 22, 2011. He was elected to our Board of Directors in November 1995, and served as the Chairman of our Board from June 5, 2000 to August 28, 2003. Since May of 2009, Mr. Brimmer has been CEO and principal shareholder of Stencor Company, LLC, a privately-owned plastic injection molding and contract manufacturing business. Mr. Brimmer served as a director of STEN Corporation from 1998 until May 2009 and CEO of the company since October 2003.  Since December 2001, Mr. Brimmer has also served as Chief Manager of Brimmer Company, LLC. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer of Rainforest Cafe from its inception during 1995 until April 2000. Mr. Brimmer has served on the Board of Directors of Landrys Restaurants, Inc. since June 2004.  Landrys Restaurants is a restaurant

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

and casino operator with more than a billion dollars in revenue. Landrys was listed on the New York Stock Exchange until going private in 2010.  Mr. Brimmer holds a Bachelor of Arts degree in accounting from Saint John’s University in Collegeville, Minnesota (1977).

(b) Family Relationships

There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

(c)  Legal Proceedings

No officer, director, or persons nominated for these positions, of our corporation has been involved in legal proceedings that would be material to an evaluation of the ability or integrity of such person.

(d)

 Audit Committee

The Board of Directors has an Audit Committee currently comprised of Mark N. Schwartz, Larry Leitner and Alan Stern. Mark N. Schwartz is serving on our audit committee as an audit committee financial expert.  The Audit Committee operates under an Audit Committee Charter, adopted effective June 5, 2000, amended and restated on October 31, 2003 and on July 15, 2010.  Each of the members of the Audit Committee is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards.  The Audit Committee of the Board of Directors is responsible for the selection and approving the compensation of the independent auditors, providing independent, objective oversight of our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.

(e)

Compensation Committee

The Board of Directors has a Compensation Committee currently comprised of Kenneth W. Brimmer, Larry Leitner and Alan Stern.  Each of the members of the Compensation Committee, other than Mr. Brimmer, is an independent director as defined by The Nasdaq Stock Market, Inc. listing standards.  The Compensation Committee of the Board of Directors is responsible for recommending compensation programs for our executive management and equity-based compensation for employees, officers, and consultants. [Note: Ken is not an independent director.]

Code of Ethics

We adopted a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics").  A copy of the Code of Ethics can be obtained, and will be provided to any person without charge, upon written request to the Company’s Secretary at the Company’s headquarters address.  [Note: Item 406(c) of Reg. S-K requires the Company to post its code of ethics on its website, and disclose that it has done so in this Annual Report.  It also requires the Code of Ethics to be attached to the Annual Report as an Exhibit.]

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended June 30, 2012.  In making this statement, we have relied solely on copies of any Forms 3, 4 and 5, and amendments to such Forms, received by us.

ITEM 11. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to (i) each individual serving as our principal executive officer during our last completed fiscal year, (ii) each other individual that served as our executive officer at the end of our last completed fiscal year, and (iii) any individual whose total compensation exceeded $100,000 during the last completed fiscal year but was not an executive officer at the end of such last completed fiscal year (the “Named Executives”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Mark Schwartz	2012	$ 4,830		$ 13,500	(1)					$ 18,330
Chief Executive Officer (resigned effective September 22, 2011)	2011	$ 133,097		$ 135,000	(1)					$ 268,097
Kenneth W. Brimmer	2012	$ 72,000		$ 215,697	(2)					$ 287,697
Chief Executive Officer (appointed September 22, 2011)	2011	$ 0		$ 0						$ 0

(1)

Amount of Stock Award reflects the value of the Phantom Stock of 675,000 shares awarded in fiscal year ended June 30, 2012 and 2,700,000 shares awarded in fiscal year ended June 30, 2011 to Mr. Schwartz pursuant to the Deferred Equity Incentive Agreement multiplied by the closing stock price at the end of each fiscal year, $0.02 at June 30, 2012, and $0.05 at June 30, 2011.

(2)

Amount of stock awards reflects the value of the stock issued to Mr. Brimmer of 9,062,907 shares for services rendered in connection with the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers and Employees at June 30, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Earned Shares, Units or Other Rights That Have Vested	Equity Incentive Plan Awards: Market or Payout Value of Earned Shares, Units or Other Rights That Have Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark N. Schwartz								13,125,000	$262,500
								(1)	(2)
Kenneth W. Brimmer	1,000			0.43	12/09/12	9,062,907	$181,258 (3)
	3,000			0.43	12/09/12
	300,000			0.20	12/17/13
	450,000			0.16	11/28/16
	225,000			0.11	12/16/19
	225,000			0.10	12/16/20

Outstanding Equity Awards At Fiscal Year-End

(1)

Amount of Equity Incentive Plan Awards reflects the total number of Phantom Stock shares accumulated by Mr. Schwartz since inception of the Deferred Equity Incentive Agreement effective January 1, 2006.

(2)

Market Value of earned Shares reflects the value of the accumulated Phantom Stock shares multiplied by the closing stock price at the end of each fiscal year.

(3)

Amount of stock awards reflects the value of the stock issued to Mr. Brimmer of 9,062,907 shares for services rendered in connection with the initial acquisition of the plant and equipment, lease negotiations, and employee recruitment related to development of HDIP multiplied by the closing stock price at the end of fiscal year 2012 of $.02, less a 15% discount.

Compensation of Directors

Members of our Board of Directors receive no cash compensation for such service.  On December 17, 2010, 225,000 shares each was granted to Alan Stern, Larry Leitner, Ken Brimmer, and Jay Cohn at an exercise price of $0.10 per share, which would vest quarterly over a 12-month period in accordance with the terms of our 2005 Stock Option Plan.  There were no options granted in fiscal year 2012.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1995 Plan: 1998 Plan: 2003 Plan:	88,920 217,786 1,971,399	$0.17 $0.18 $0.15	0 0 2,013,601
	2005 Plan:	2,025,000	$0.14	3,975,000
Total		4,303,105	$0.15	5,988,601

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of September 21, 2012 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 10501 Wayzata Blvd, Suite 102, Minnetonka, MN 55305.

Beneficial Owner	Class	Shares	Shares Presently Acquirable Within 60 Days (1)	Total	Percentage of Class Beneficially Owned

Mark N. Schwartz (2)	Common	5,290,483	2,035,177	7,325,660	13.46%
	Preferred	0	38,145	38,145	4.87%
	Combined	5,290,483	2,492,917	7,783,400	12.60%

Larry Leitner (2)	Common	1,419,265	2,974,628	4,393,893	7.94%
	Preferred	67,840	21,760	89,600	11.69%
	Combined	2,233,345	3,235,748	5,469,093	8.88%

Alan Stern (2)	Common	1,290,631	3,108,960	4,399,591	7.93%
	Preferred	66,694	30,208	96,902	12.51%
	Combined	2,090,959	3,471,456	5,562,415	9.02%

Kenneth W. Brimmer (2)(3)	Common	9,259,899	1,337,851	10,597,750	19.73%
	Preferred	8,960	9,856	18,816	2.49%
	Combined	9,367,419	1,456,123	10,823,542	17.62%

All Officers and Directors	Common	17,260,278	9,456,617	26,716,895	43.20%
as a Group (4 individuals)	Preferred	143,494	99,969	243,463	28.83%
	Combined	18,982,206	10,656,245	29,638,451	47.40%

 (1)

Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

 (2)

Director.

 (3)

Named Executive Officer.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On May 3, 2011, the Company entered into a promissory note agreement with Minot 123, LLC, a North Dakota limited liability company (“Minot”), pursuant to which the Company loaned Minot $125,000 toward the purchase of an office building (“M Building”) located in Minot, North Dakota.  At the time the agreement was entered into, Kenneth W. Brimmer, a director of the Company, was one of the three principals of Minot. On July 13, 2011, the Company exercised its option to receive repayment of the Note and subsequently, in accordance with the repayment terms of the Note, Minot paid to the Company $20,000. The remaining balance on the Note became payable in six monthly payments of $12,500 beginning on August 15, 2011, with the final payment due and payable February 15, 2012. The final payment was received in February 2012, which included $4,900 in accrued interest, and reimbursement of the Company’s legal fees expended in connection with the agreement in the amount of $6,500, which was recorded by the Company as other income.

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC (See Note 2), Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC.  The Company received a letter from CPC on July 26, 2012 indicating CPC’s intent to pay the $200,000 due February 26, 2013. The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the Effective Date, and is reflected as a net note receivable of $127,500.  The balance of the Note at June 30, 2012 is $146,319 after including $18,819 of accreted accrued interest.

The HDI Corporate office sub-leases space from STEN Corporation for $500 per month during the term of STEN Corporation’s lease. Kenneth Brimmer, the Company’s Chief Executive Officer and a director of the Company, is the Chief Executive Officer and director of STEN Corporation. STEN Corporation’s lease ends in April 2014.

HDIP sells processed recycled materials in the form of pelletized resin to various manufacturing companies. In December 2011, HDIP sold 16,300 pounds of processed polymer to Stencor Company, LLC, a contract molding manufacturing company 85% owned by Kenneth Brimmer, for a purchase price of $8,492. The purchase price for the resin represented a price similar to sales of similar material to unrelated parties. HDIP expects to continue sales to Stencor from time-to-time for prices similar to sales of similar material to unrelated parties.

In January 2012, HDIP purchased a 2004 Dodge Pick-up truck from Halvorsen Motors; a used retail car business owned 50% by Kenneth Brimmer, for a purchase price of $11,984. The truck is used by the Company for sales and deliveries. The Company does not anticipate purchasing any additional vehicles in the near future.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our current independent accountant Moquist Thorvilson Kaufmann & Pieper LLC (“MTK”) for professional services rendered for the years ended June 30, 2012 and 2011:

Service	2012	2011
Audit Fees	$ 59,800	$39,420
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other Fees	-0-	-0-
TOTAL	$59,800	$ 39,420

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

All other fees consist of the aggregate fees billed for products and services provided by MTK and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

The policy of our Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the Audit Committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to MTK were pre-approved by the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by MTK. Furthermore, no work of MTK with respect to its services rendered to us was performed by anyone other than MTK.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

(a)

Financial Statements

(b)

Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-53025) filed on May 19, 1998 (the “1998 Registration Statement”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s 1998 Registration Statement.)

3.3	Articles of Amendment of Incorporation dated June 2, 1998 (incorporated by reference to Exhibit 3.3 of the Company’s 1998 Registration Statement.)

4.1	Specimen of common stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s 1998 Registration Statement.)

4.2

Specimen of Redeemable Class B Warrant Certificate (incorporated by reference to  Exhibit 4.6 of Registration Statement on Form S-3 (File No. 333-53200) as dated January 4, 2001 and as subsequently amended.)

4.3

Amendment No. 1 dated October 17, 2002 to Amended and Restated Class B Warrant Agreement between Hypertension Diagnostics, Inc. and Mellon Investor Services, LLC. (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K dated October 17, 2002.)

4.4	Form of Common Stock Purchase Warrant issued dated March 27, 2002. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated March 27, 2002.)

4.5

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 28, 2003(the “August 8-K”))

4.6	Form of Common Stock Warrant originally issued August 28, 2003 (incorporated by reference to Exhibit 4.7 of the August 8-K.)

4.7	Form of Preferred Stock Purchase Warrant originally issued August 28, 2003 (incorporated by reference to Exhibit 4.6 of the August 8-K.)

4.8	Registration Rights Agreement dated as of August 28, 2003 among Hypertension Diagnostics, Inc. and the purchaser parties thereto. (incorporated by reference to Exhibit 4.4 of the August 8-K.)

4.9

Shareholders’ Agreement dated as of August 28, 2003 by and among Hypertension Diagnostics, Inc. and the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 4.5 of the August 8-K.)

4.10	Form of Irrevocable Proxy executed in connection with the Securities Purchase Agreement dated as of August 28, 2003 (incorporated by reference to Exhibit 4.8 of the August 8-K.)

4.11	Form of Irrevocable Proxy dated August 4, 2003 executed by Messrs. Brimmer, Cohn, Guettler, Murphy, and Dr. Chesney. (incorporated by reference to Exhibit 4.10 of the August 8-K.)

9.1

Voting Agreement dated as of August 28, 2003 by and among the holders of Hypertension Diagnostics, Inc. Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 4.3 of the August 8-K.)

10.1	1995 Long-Term Incentive and Stock Option Plan* (incorporated by reference to Exhibit 10.1 of the Company’s 1998 Registration Statement.)

10.2	1998 Stock Option Plan * (incorporated by reference to Exhibit 10.2 of the Company’s 1998 Registration Statement.)

10.3	Form of Stock Option Agreement for 1998 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s 1998 Registration Statement.)

10.4

Research and License Agreement between the Company and the Regents of the University of Minnesota, dated September 23, 1998 (incorporated by reference to Exhibit 10.4 of the Company’s 1998 Registration Statement.)

10.5	Manufacturing Services Agreement between Apollo Research Corporation and the Company, dated May 14, 1998 (incorporated by reference to Exhibit 10.13 of the Company’s 1998 Registration Statement.)

10.6

Letter Agreement dated February 21, 2001 by and between Hypertension Diagnostics, Inc. and Apollo Research Corporation, M. Terry Riggs and Randy Thorton (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.)

10.7

Employment Agreement between Mark Schwartz and the Company, dated August 28, 2003 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-KSB for the year )ended June 30, 2004)

10.8

Deferred Equity Incentive Agreement between Mark N. Schwartz and the Company, dated June 5, 2006 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 2011)

10.9	2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed August 22, 2006.)

10.10	2005 Stock Option Plan* (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 filed August 22, 2006.)

10.11

Asset Purchase Agreement dated August 24, 2011 by and between HDI and Cohn Prevention Centers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.12	Sublease Agreement dated August 2011 by and between HDI and Cohn Prevention Centers, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.13

Sublicense Agreement dated August 2011 by and between HDI and Cohn Prevention Centers, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.14	Retention and Separation Agreement by and between HDI and Greg Guettler (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 31, 2011).

10.15

Lease Agreement dated September 20, 2011 by and between HDI Plastics, Inc., a wholly owned subsidiary of HDI, and Flemtex Properties Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2011).

10.16

Tri-Party Sale Agreement dated September 23, 2011 by and between HDI Plastics, Inc., a wholly owned subsidiary of HDI, Compass Bank and Cycled Plastics, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2011).

10.17

Accounts Receivable Discount Line Facility with Charter Capital Holdings, L.P. (incorporated by reference to the Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

14.1	[Code of Ethics]

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, this information deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended June 30, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ KENNETH W. BRIMMER

Kenneth W. Brimmer,

Chief Executive Officer

Dated:  September 28, 2012

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 28, 2012.

Each person whose signature appears below constitutes and appoints Kenneth W. Brimmer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Chief Executive Officer and Principal Financial Officer

/s/ MARK N. SCHWARTZ Mark N. Schwartz	Chairman of the Board of Directors

/s/ LARRY LEITNER	Director
Larry Leitner

/s/ ALAN STERN	Director
Alan Stern