Form 10-K/A
period 2012-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-09-28
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Hypertension Diagnostics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended June 30, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission on September 28, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not , in any way, modify or update disclosures made in the Form 10-K

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

14.1	[Code of Ethics]

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, this information deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Each person whose signature appears below constitutes and appoints Kenneth W. Brimmer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Chief Executive Officer and Principal Financial Officer

/s/ MARK N. SCHWARTZ Mark N. Schwartz	Chairman of the Board of Directors

/s/ LARRY LEITNER	Director
Larry Leitner

/s/ ALAN STERN	Director
Alan Stern