Form 10-K/A
period 2012-06-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-10-26
CIK 1058828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

,

Explanatory Note

Hypertension Diagnostics, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the period ended June 30, 2012 (the “Form 10-K”) filed with the Securities and Exchange Commission on September 28, 2012 (the “Original Filing Date”), solely to furnish the following updated Exhibits:

14.1	Code of Ethics of Company dated July 19, 2009
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, and does not, in any way, modify or update disclosures made in the Form 10-K

Pursuant to Rule 406T of Regulation S-T, the foregoing interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

14.1*	Code of Ethics of Company dated July 19, 2009

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed on September 28, 2012).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed on September 28, 2012).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, this information deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERTENSION DIAGNOSTICS, INC.

/s/ KENNETH W. BRIMMER

Kenneth W. Brimmer,

Chief Executive Officer

Dated:  October 26, 2012

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on October 26, 2012.

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

Signature	Title

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Chief Executive Officer and Principal Financial Officer

/s/ * Mark N. Schwartz	Chairman of the Board of Directors

/s/ *	Director
Larry Leitner

/s/ *	Director
Alan Stern

*By:

/s/ Kenneth W. Brimmer

Kenneth W. Brimmer, Attorney-in-fact