Form 10-Q
period 2012-09-30
HYPERTENSION DIAGNOSTICS INC /MN
filed 2012-11-14
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

YES ☐ NO☒

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

YES ☐ NO☒

As of November 12, 2012, there were issued and outstanding 52,388,750 shares of the issuer’s common stock and 611,390 shares of the issuer’s Series A convertible preferred stock.

HYPERTENSION DIAGNOSTICS, INC.

Hypertension Diagnostics, Inc.

Forward-Looking Statements

This report may contain “forward-looking” statements, as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the current beliefs of our management as well as assumptions made by and information currently available to management, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “expect,” “can,” “estimate,” “anticipate,” “intend,” “could,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including our ability to generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; significant business risks associated with the re start of the Company’s HDI Plastics, Inc. subsidiary business; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; and potential violations by us of federal and state securities laws; uncertainty related to acquisitions; governmental regulation; commercial viability of required raw materials, and any other factors discussed in this and other filings of the Company with the Securities and Exchange commission. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended June 30, 2012, as amended.

Hypertension Diagnostics, Inc.

Consolidated Balance Sheet

(Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheet
	September 30, 2012 (Unaudited)	June 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$ 77,275	$ 75,043
Accounts receivable, net	49,163	149,156
Prepaids and other current assets	26,373	31,304
Inventory, net	184,839	172,223
Note receivable-related party-CPC	150,000	146,319
Accrued royalties receivable from CPC	2,400	2,400
Total Current Assets	490,050	576,445

Property and equipment, net	573,789	678,331
Debt issuance costs, net	6,560	7,380
Other assets	49,157	43,657
Total Assets	$ 1,119,556	$ 1,305,813

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 268,069	$ 170,832
Line of credit-Charter Capital	5,288	-
Sale-leaseback obligation-current portion	37,007	35,383
Accrued vacation, payroll and payroll taxes	48,842	29,236
Payable for equipment	155,000	155,000
Other accrued expenses	203,369	246,240
Current liabilities of discontinued operations	-	18,143
Total Current Liabilities	717,575	654,834

Long Term Liabilities:
Notes payable-subordinated debt, net of discounts	702,442	610,615
Sale-leaseback obligation	56,649	66,533
Deferred compensation-discontinued operations	552,631	262,500
Total Long-Term Liabilities	1,311,722	939,648
Total Liabilities	2,029,297	1,594,482

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390
at September 30, 2012 and June 30, 2012. Each share of
preferred stock is convertible into 12 shares of common
stock at the option of the holder. (Aggregate
liquidation preference of $10,621,707 and $10,145,478
at September 30, 2012 and June 30, 2012, respectively.)	6,114	6,114
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares—52,388,750
at September 30, 2012 and June 30, 2012.	523,887	523,887
Additional paid-in capital	28,571,396	28,462,631
Accumulated deficit	(30,011,138)	(29,281,301)
Total Shareholders' Equity (Deficit)	(909,741)	(288,669)
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,119,556	$ 1,305,813

See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Operation

(Unaudited)

Consolidated Statement of Operations
	Three months ended September 30,
	2012	2011
Income Statement
Net Revenues:
Plastics	$ 32,462	$ -
Royalties	2,160	1,200
Total revenues	34,622	1,200

Cost of Sales-Plastics	146,079	38,258
Gross Profit (loss)	(111,457)	(37,058)

Expenses:
Selling, general and administrative	201,024	202,473
Loss on disposition of assets	80,598	-
Total Expenses	281,622	202,473
Operating loss	(393,079)	(239,531)

Other Income and (Expense):
Interest income	3,681	2,096
Miscellaneous income	-	499
Interest Expense	(58,559)	-
Total Other Income and (Expense)	(54,878)	2,595

Net loss before income taxes	(447,957)	(236,936)
Income taxes	-	-
Net loss from continuing operations	(447,957)	(236,936)

Loss from discontinued operations	(281,880)	(651,362)
Loss on sale of discontinued operations	-	(123,702)
Net loss from discontinued operations	(281,880)	(775,064)
Net loss	$ (729,837)	$ (1,012,000)

Earnings Per Share:
Net Income (loss) from continuing operations:
Basic income (loss) from continuing operations per share	$ (0.01)	$ 0.00
Diluted income (loss) from continuing operations per share	$ (0.01)	$ 0.00
Net Income (loss) from discontinued operations:
Basic income (loss) from discontinued operations per share	$ (0.00)	$ (0.02)
Diluted income (loss) from discontinued operations per share	$ (0.00)	$ (0.02)
Net Income (loss) per Common Share:
Basic income (loss) per common share	$ (0.01)	$ (0.02)
Diluted income (loss) per common share	$ (0.01)	$ (0.02)

Weighted Average Common Shares Outstanding Basic	52,388,750	43,325,843
Weighted Average Common Shares Outstanding Diluted	52,388,750	43,325,843

See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

Consolidated Statement of Cash Flows
	Three months ended September 30,
	2012	2011
Operating Activities:
Net loss	$ (729,837)	$ (1,012,000)
Loss from discontinued operations	281,880	651,362
Loss on sale of discontinued operations	-	123,702
Net loss from continuing operations	(447,957)	(236,936)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposition of leasehold improvements	80,598	-
Depreciation	35,176	-
Stock option expense	-	64,625
Amortization of debt issuance costs	820	-
Amortization of debt discount and accreted interest	20,592	-
Accreted interest on note receivable	(3,681)	(1,600)
Change in operating assets and liabilities:
Decrease in accounts receivable	99,993	-
Increase in inventory	(12,616)	(29,000)
(Increase) decrease in prepaid and other current assets	4,931	(11,056)
Increase in other assets	(5,500)	(37,128)
Increase in accounts payable	97,237	55,015
Increase in accrued vacation, payroll and payroll taxes	19,606	-
Decrease in other accrued expenses	(42,871)	(3,170)
Net cash used in operating activities	(153,672)	(199,250)
Investing Activities:
Purchases of property and equipment	(11,232)	(34,311)
Proceeds from note receivable-related party-Minot	-	45,000
Net cash provided by (used in) investing activities	(11,232)	10,689
Financing Activities:
Payments on sale-leaseback obligation	(8,260)	-
Proceeds from Charter Capital line of credit	5,288	-
Proceeds from issuance of subordinated notes	180,000	-
Net cash provided by financing activities	177,028	-
Net cash used in continuing operations	12,124	(188,561)
Net cash provided by (used in) operating activities of discontinued operations	(9,892)	118,642

Net increase(decrease) in cash and cash equivalents	2,232	(69,919)
Cash and cash equivalents at beginning of period	75,043	753,821
Cash and cash equivalents at end of period	$ 77,275	$ 683,902

Supplemental non-cash investing and financing activities:
Payable for equipment	$ -	$ 155,000
Payable for equipment to Compass Bank	$ -	$ 250,000
Note receivable-related party from sale of discontinued operations	$ -	$ 127,500
Increase in debt discounts on subordinated notes by issuing stock warrants	$ 108,765	$ -

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2013.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended.  The policies described in that report are used for preparing quarterly reports.

On July 14, 2011, the Company formed HDI Plastics, Inc. (“HDIP” or “Plastics”), as a wholly-owned subsidiary of the Company. HDIP commenced plastic processing operations in October 2011.  HDIP is the principal operating business of the Company.  HDIP is engaged in the processing of recycled plastic material including re-processing into pellet-form for sale to manufacturing customers.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended September 30, 2012, we incurred losses from continuing operations of $447,957. At September 30, 2012, we had an accumulated deficit of $30,011,138 and negative working capital of $227,525. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to relocate our plastics processing facility to a new site and then restart the facility which would include hiring production works. The Company is currently seeking to raise an additional $750,000 through an issuance of 14.5% Series II Subordinated Notes in order to meet the cash flow needs to restart our plastics business. As of this filing, we have raised $210,000 related to these notes.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to adequately restart our plastics business, which could significantly and materially restrict our operations.

Note 3.  Summary of Significant Accounting Policies:

Discontinued Operations- On August 26, 2011 (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets from our Hypertension Diagnostics Business to Cohn Prevention Center, LLC (“CPC”), a Minnesota company, controlled by a Jay Cohn, a director and stockholder of HDI as of the Effective Date. See additional terms of this agreement in Note 4. As a result of the sale of selected assets of our medical device business, we have reclassified our previously reported financial results to exclude those operations affected by the sale. These results are presented on an historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  HDI has retained rights to its intellectual property including the rights to royalty payments from CPC.  HDI expects to pursue additional royalty opportunities although there is no assurance it will be successful.  Ongoing income derived from the Company’s intellectual property is reflected as continuing operations.  All of the information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations from our new recycled plastics process business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (HDI Plastics, Inc.), after elimination of all intercompany accounts, transactions, and profits.

Recent Accounting Pronouncements

NOTES TO FINANCIAL STATEMENTS

There were no new accounting standards issued or effective during the quarter ended September 30, 2012 that had, or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Note 4.   Discontinued Operations

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

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note (non-interest bearing) to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 5). We received a letter on July 27, 2012 from CPC indicating they will be paying $200,000 due February 26, 2013. Nearly all of the proceeds received on the Effective Date were allocated to cover severance and other costs related to the transactions contemplated by the Agreement. Severance costs included an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, nine months’ salary and health benefits. The Company paid Mr. Guettler $119,463 to fulfill the agreement on March 1, 2012. Pursuant to the Agreement, CPC agreed to pay to the Company a cash payment of $1,200 upon the sale of each of the first 50 units of inventory sold by CPC within 30 days of receipt of cash from such sale. The Company has agreed to pay Mr. Guettler 10% of the royalty proceeds received by the Company less applicable transaction expenses related to such sales.  The Company has earned royalty income of $2,400 less 10% due to Greg Guettler for three months ended September 30, 2012

The Company and CPC also entered into a Sublicense Agreement on the Effective Date (the “Sublicense Agreement”), pursuant to which the Company granted to CPC a limited license to use the Company’s intellectual property, technology, and technical know-how related to the Company’s arterial elasticity measurement technology exclusively in CPC clinics and research related exclusively to CPC clinics.  All other applications of the Company’s intellectual property, technology and technical know-how have been retained by the Company for the benefit of the Company.  The Sublicense Agreement also provides that any development of a next generation arterial measurement device, however, would be limited exclusively to use and sale within the CPC network of clinics and to research exclusively related to CPC clinics.

CPC and the Company also entered into a Sublease Agreement as of the Effective Date, which permits CPC to lease the Waters II Suite 108, Eagan, Minnesota facility of the Company during the remaining term of the Company’s lease, which expires October 31, 2014, on the same economic terms as the underlying lease with HDI which remains as an obligation of the Company.

Upon the closing of this transaction, the Company has limited remaining operations (collection of royalties under the license agreement) related to its medical device business and currently is seeking additional opportunities to license its proprietary technology, intellectual property, technical know-how and other core assets, although there is no assurance these efforts will be successful.

In connection with the sale transaction, the Company recorded the following loss which is reported as “Loss on sale of discontinued operations” in the Consolidated Statements of Operations for the three months ended September 30, 2011:

Schedule of Loss on Sale of Discontinued Operations
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

The Company has not included the results of operations of the former medical device business in the results from continuing operations.  We expect to receive continuing royalties from our licensed technology and from continuing efforts to license and market our intellectual property. Revenue and expenses related to the ongoing licensing activities are reflected as continuing operations. The income (loss) from discontinued operations for the quarter ended September 30, 2012, and 2011 consists of the following:

	September 30,
	2012	2011
Revenue, net	$ -	$ 234,560
Cost of Goods Sold	-	10,557
Gross Profit	-	224,003
Operating Expenses	9,892	252,865
Deferred Compensation expense (1)	271,988	622,500
Loss from discontinued operations	$ (281,880)	$ (651,362)

(1)

Deferred compensation valuation change relating to the former CEO (Mark Schwartz), who resigned after the medical device assets were sold.

The Company does not have any existing assets of discontinued operations at September 30, 2012. The only remaining liabilities of discontinued operations as of September 30, 2012 pertain to the deferred compensation of the former CEO. (See Note 9).

Note 5.   Notes Receivable – related party

In connection with the Asset Purchase Agreement between HDI and Cohn Prevention Centers, LLC, Cohn paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 in 12 months or $200,000 in 18 months, at the discretion of CPC. The promissory note is reflected at an imputed discount rate of 15% based upon the amount due 12 months following the Effective Date, and was originally recorded as a net note receivable of $127,500.  The balance of the Note at September 30, 2012 is $150,000. The Company received a letter from CPC on July 27, 2012 indicating CPC’s intent to pay the $200,000 due February 26, 2013. The Company has elected to not recognize the additional income forthcoming on this Note until the cash is collected in the future.

Note 6.  Property and Equipment

Property and Equipment is as follows:

	September 30,	June 30,
	2012	2012
Equipment	$ 674,659	$ 672,383
Leasehold improvements	7,872	93,235
Office furniture and equipment	9,006	7,923
Vehicles	11,984	11,984
Less accumulated depreciation	(129,732)	(107,194)
Total equipment	$ 573,789	$ 678,331

Depreciation expense was $35,176 and $0 for the three months ended September 30, 2012 and 2011, respectively.

The Company recognized a loss of $80,598 in the three months ended September 30, 2012 for the abandonment of leasehold improvements related to the property at 5330 Fleming Court, Austin, TX due to the termination of lease and the surrender of the property.

Note 7. Litigation and Contingencies

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. The violations have not been satisfied and the Company has begun the process of moving their operations to a new location in Taylor, TX. There is no guarantee when or if the moving of the operations of the Company will be complete. At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future. At the time of this filing, the Company is still not operating a processing facility and only has a few small brokered sales.

Because the City of Austin required HDIP to vacate the property at 5330 Fleming Court, the landlord, Flemtex Properties denied access to the premises; therefore, the Company did not pay rent and utilities for April and May 2012. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the Leased Premises to the Landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the Leased Premises. The Company is in the process of negotiating a final Termination Agreement related to its Austin lease. The Company has been informed that the landlord is withholding a final release of all obligations of the Company related to the lease until all of the discharge water is removed from the property, which was completed as of October 31, 2012. The Company has accrued as of September 30, 2012, the utility and rent payments due for April and May 2012 totaling $139,493.

On July 12, 2012, a representative of the Travis County, (Texas) Attorney Office, Texas Parks and Wildlife, and the Texas Commission on Environmental Quality (TEEQ) searched the Company’s Austin offices pursuant to an affidavit signed by a representative of Texas Parks and Wildlife seeking evidence that the Company committed the offense of intentional or knowing unauthorized discharge of a pollutant under Section 7.145 of the Texas Water Code. No charge of illegal discharge has been made against the Company. The Company has not been contacted further relative to alleged discharge and strongly denies any such discharge occurred. As of October 31, 2012 the removal and disposal of the wastewater at the Company’s former facility was completed.

Note 8.  Stock Options

The Company regularly grants stock options to individuals under various plans as described in Note 13 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as amended.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock-based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements include: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

NOTES TO FINANCIAL STATEMENTS

During the three months ended September 30, 2012 and the three months ended September 30, 2011, there were no stock options granted. The Company recognized compensation expense of $0 for the three months ended September 30, 2012, and $64,625 for the three months ended September 30, 2011, which were related to options previously granted.

Note 9.

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

The Company has accrued a total deferred compensation liability of $552,631 at September 30, 2012, which is the fair market value of 13,125,000 phantom shares outstanding as of September 30, 2012 ($525,000) plus $27,631 of accrued payroll taxes related to the agreement.  Due to the increase in the price of the Company’s common stock during the quarter ended September 30, 2012 (increase from $0.02 to $ 0.04), the Company recorded a net compensation expense of $271,988 for the quarter ended September 30, 2012. For the quarter ended September 30, 2011, the Company recorded a net compensation expense of $622,500.  An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

Under the original terms of Mr. Schwartz’s deferred equity compensation agreement, payment of the deferred compensation benefit would occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012. Upon one of these events, a cash payment over 24 months was to be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.  Mr. Schwartz and the Company modified the original Agreement on December 31, 2011, whereby Mr. Schwartz agreed to eliminate the requirement for a cash payment as of a date certain pursuant to the Agreement. This deferred compensation is classified as a long-term liability with no definitive payout date specified. The Company and Mr. Schwartz are negotiating a permanent settlement to satisfy both parties.

Note 10.  Factoring Line of Credit

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”). Under the terms of the full-recourse financing agreement, which is guaranteed by HDI, Charter advances to HDIP and amount equal to 80% of eligible pledged receivables up to a total advance of $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%. The Company began borrowing under this facility in November 2011.  The outstanding balance as of September 30, 2012 is $5,288 and $0 as of June 30, 2012.

Note 11.   Note Payable - Subordinated Debt

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash. The offering was completed February 10, 2012 and resulted in the issuance of $833,600 in notes and five-year warrants to purchase an aggregate of 11,908,572 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 153%, had an estimated fair value of $0.03 per warrant. After calculating the relative fair value of the debt and warrants, $252,393 was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method.

NOTES TO FINANCIAL STATEMENTS

The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

In August 2012, the Company initiated a second private placement of Subordinated Notes due October 31, 2014 (Series II Subordinated Notes) with terms otherwise similar to the offering in December 2011. Terms for the Series II Subordinated Notes also include the issuance of five-year warrants to purchase shares of the Company’s common stock with an exercise price of $.035 per share. As of September 30, 2012, the Company had issued to directors of the Company $180,000 in Series II Subordinated Notes which included warrants to purchase 5,142,858 shares of Company stock. The notes are due two years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 178%, had an estimated fair value of $0.05 per warrant. After calculating the relative fair value of the debt and warrants, $108,765 and was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method.

The following table summarizes the entire subordinated debt balance at September 30, 2012:

Subordinated Debt	Series I	Series II	Total
Gross proceeds received	$ 833,600	$ 180,000	$ 1,013,600
Less value assigned to warrants	(252,393)	(108,765)	(361,158)
	581,207	71,235	652,442
Add: amortization of debt discount	37,860	5,438	43,298
Interest accreted to redemption price	6,252	450	6,702
	625,319	77,123	702,442
Less current maturities	-	-	-
	$ 625,319	$ 77,123	$ 702,442

Note 12.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at September 30, 2012 and 2011.

	September 30,	September 30,
	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders	$ (447,957)	$ (236,936)
Net income (loss) from discontinued operations to common shareholders	(281,880)	(775,064)
Net income (loss) to common shareholders	$ (729,837)	$ (1,012,000)

Weighted average of common shares outstanding	52,388,750	43,325,843

Basic net earnings (loss) from continuing operations	$ (.01)	$ .00
Basic net earnings (loss) from discontinued operations	(.00)	(.02)
Basic net earnings (loss) per share	$ (.01)	$ (.02)

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders	$ (447,957)	(236,936)
Net income (loss) from discontinued operations to common shareholders	(281,880)	(775,064)
Weighted average of common shares outstanding	$ (729,837)	$ (1,012,000)

Weighted average of common shares outstanding	52,388,750	43,325,843
Series A Convertible Preferred Stock (1)	-	-
Stock Options (2)	-	-
Warrants (3)	-	-

Diluted weighted average common shares outstanding	52,388,750	43,325,843

Diluted net earnings (loss) from continuing operations	$ (.01)	$ (.00)
Diluted net earnings (loss) from discontinued operations	(.00)	(.02)
Diluted net earnings (loss) per share	$ (.01)	$ (.02)

(1)

At September 30, 2012 and 2011, there were 611,390 shares of Series A Convertible Preferred Stock outstanding. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at September 30, 2012 and 2011. However, they would be anti-dilutive and therefore have been excluded from diluted earnings per share.

(2)

At September 30, 2012, there were common stock equivalents attributable to outstanding stock options of 4,303,105 common shares and there were 8,352,914 common shares at September 30, 2011. All of the remaining stock options are anti-dilutive at September 30, 2012 and 2011, due to the loss from continuing operations, and therefore have been excluded from diluted earnings per share.

(3)

At September 30, 2012 and September 30, 2011, there were outstanding stock warrants of 17,051,430 and 18,498,636, respectively. The warrants would not be common stock equivalents at September 30, 2012 and 2011 using the treasury stock method.

Note 13.   Subsequent Events

Subsequent to September 30, 2012 the Company had issued a total of $30,000 in Series II Subordinated Notes which included warrants to purchase an aggregated of 857,142 shares of Company common stock (See Note 11).

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were previously engaged in the design, development, manufacture and marketing of proprietary devices. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company controlled by Jay Cohn, a founder and at that time, a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, leased a facility for warehouse and processing of recycled plastic, purchased selected manufacturing assets and began engaging in the business of plastics reprocessing in Austin, TX. On March 29, 2012, we ceased operations at the Austin facility and we are currently seeking to relocate the processing facility to a new location. In September 2012, we began disposing of the wastewater stored in tanks located at 5330 Fleming, Austin. The water was transported by tanker truck to a location where contaminants were removed and it was disposed of into the city sewer system in compliance with local regulations. Demand for reprocessed plastic is growing, and HDIP has the systems and infrastructure for collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies. We currently have a plan to resume production around February 1, 2013 assuming adequate capital is obtained to do so. We cannot guarantee that there will not exist delays in resuming production that may extend the date in which we commence operations, or that we will resume our production at all.

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

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost or market and reviewed to determine the need for a reserve for obsolete inventories.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of September 30, 2012 and June 30, 2012, there was no reserve for obsolete inventory.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended September 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Results of Operations

As of September 30, 2012, we had an accumulated deficit of $30,011,138. Until we are able to generate significant revenue from our activities, we expect to continue to incur operating losses.  As of September 30, 2012, we had cash and cash equivalents of $77,275.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to relocate our plastics processing facility to a new site and then restart the facility which would include hiring production workers.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue- The Company earned $34,622 and $1,200 in revenue from continuing operations in the quarters ended September 30, 2012 and 2011, respectively. Of the $34,622, $2,160 was received from CPC as a result of the royalty agreement that was part of the sale of selected assets to CPC and $32,462 was received from the limited operations of the plastics processing business for brokered sales. For the quarter ended September 30, 2012, our plastics production facility was not operating. We are in the middle of our efforts to move to a new facility. There was no plastics revenue in the quarter ended September 30, 2011 because the plastics business did not start until October 2011.

Expenses- Total selling, general and administrative expenses for continuing operations for the three months ended September 30, 2012 were $201,024 compared to $202,473 for the three months ended September 30, 2011. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	September 30
	2012	2011

Wages, expenses, and benefits	$ 86,850	$ 67,353
Patent Expense	-	5,220
Rent (building/equipment) and utilities	1,700	10,194
Insurance-general and directors/officers liability	16,273	6,019
Legal and audit/accounting fees	71,808	38,531
Stock option expense	-	64,625
Other-general and administrative	24,393	10,531
Total selling, general and administrative expenses	$ 201,024	$ 202,473

Wages, related expenses and benefits increased from $67,353 to $86,850 for the three months ended September 30, 2011 and 2012, respectively, which was a 29% increase due to one additional employee for the HDIP business. The wages, expenses, and benefits included in SG&A are for the corporate office and one management employee in the plastics processing business. There were no payroll related costs for the period ended September 30, 2011 relating to the HDIP.

Legal and audit/accounting fees increased from $38,531 to $71,808 for the three months ended September 30, 2011 and 2012, respectively, a 86% increase due to various issues relating to the shutdown of operations at HDIP and the process of locating new facilities.

Stock option expense was $64,625 and $0 for the three months ended September 30, 2011 and 2012, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended September 30, 2011 and September 30, 2012.  There have been no new options granted in the last year and all options have been previously expensed.

Other general and administrative expenses increased from $10,531 to $24,393 for the three months ended September 30, 2011 and 2012, respectively, a 131% increase because the plastics business was not operating during the quarter ended September 30, 2011.

The Company recognized a loss of $80,598 in the three months ended September 30, 2012 for the abandonment of leasehold improvements related to the property at 5330 Fleming Court, Austin, TX due to the termination of lease and the surrender of such property.

The Company recorded $58,559 in interest expense in the three months ended September 30, 2012 related to the sub-debt agreements, the sale/leaseback transaction, and the Charter Capital line of credit. There was $0 in interest expense in the three months ended September 30, 2011 because we did not enter into any of these agreements until the subsequent quarters.

Our net loss from continuing operations was $447,957 for the three months ended September 30, 2012, compared to net loss from continuing operations of $236,936 for the three months ended September 30, 2011.  For the three months ended September 30, 2012, basic and diluted net loss per share from continuing operations was $(0.01), based on weighted average common shares outstanding of 52,388,750.  For the three months ended September 30, 2011, basic and diluted net loss per share per continuing operations was $0.00 based on weighted average common shares outstanding of 43,325,843.

Liquidity and Capital Resources

Cash and cash equivalents had a net increase (decrease) of $2,232 and $(69,919) for the three months ended September 30, 2012 and September 30, 2011, respectively.  The significant elements of these changes were as follows:

Three months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities:
Net loss from continuing operations	$ (447,957)	$ (236,936)
Non-cash stock option expense	$ -	64,625
Increase in inventory related to the new recycled
plastics processing business.	$ (12,616)	$ (29,000)
Decrease in accounts receivable related to the new recycled
plastics processing business.	$ 99,993	-
Increase in accounts payable that relate to continuing
operations	$ 97,237	$ 55,015
Increase (decrease) in accrued expenses relating to continuing operations	$ (42,871)	$ (3,170)
Net cash provided by (used in) Investing activities:
Purchase of equipment and other fixed assets in setting
up HDIP for operations	$ (11,232)	$ (34,311)
Payment received on note receivable	$ -	$ 45,000
Net cash provided by financing activities:
Factoring line of credit agreement with Charter Capital	$ 5,288	$ -
Proceeds from subordinated debt offering	$ 180,000	-
Payments for sale/leaseback obligation	$ (8,260)	-
Other:
Activity related to discontinued operations	$ (9,892)	$ 118,642

As of September 30, 2012, we had cash and cash equivalents of $77,275. The Company believes that the cash and cash equivalents of the Company will be sufficient to fund our operations for less than 12 months without accounting for additional financing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to relocate our plastics processing facility to a new site and then restart the facility which would include hiring production workers.

Net cash provided by financing activities of continuing operation for the three months ended September 30, 2012 and September 30, 2011, was $177,028 and $0 through the proceeds of issuing subordinated notes to investors and former employees.  At the time of this filing, we do not have all of the funds necessary to get the plastics production facility up and running. The Company is continuing its best efforts to raise funds under its Series II subordinated debt offering. There is no guarantee that the efforts of such financing will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage risk.

Item 4.  Controls and Procedures.

(a)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Kenneth W. Brimmer, and Marilee Douda, our Secretary and Manager of Finance and Accounting, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were not operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities and Exchange Act of 1934 within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and CFO in a manner that allows for timely decisions regarding timely disclosures.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended June 30, 2012, material weakness existed as follows:

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

No remediation of these internal control weaknesses have been done at this time.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. The violations have not been satisfied and the Company has begun the process of moving their operations to a new location in Taylor, TX. There is no guarantee when or if the moving of the operations of the Company will be complete at this time.  At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future. At the time of this filing, the Company is still not operating a processing facility and only has a few small brokered sales.

Because the City of Austin required HDIP to vacate the property at 5330 Fleming Court, the landlord, Flemtex Properties denied access to the premises; therefore, the Company did not pay rent and utilities for April and May 2012. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the Leased Premises to the Landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the Leased Premises. The Company is in the process of negotiating a final Termination Agreement related to its Austin lease.   The Company has been informed that the landlord is withholding a final release of all obligations of the Company related to the lease until all of the discharge water is removed from the property, which was completed as of October 31, 2012.

On July 12, 2012, a representative of the Travis County, (Texas) Attorney Office, Texas Parks and Wildlife, and the Texas Commission on Environmental Quality (TEEQ) searched the Company’s Austin offices pursuant to an affidavit signed by a representative of Texas Parks and Wildlife seeking evidence that the Company committed the offense of intentional or knowing unauthorized discharge of a pollutant under Section 7.145 of the Texas Water Code. No charge of illegal discharge has been made against the Company. The Company has not been contacted further relative to alleged discharge and strongly denies any such discharge occurred. As of October 31, 2012 the removal and disposal of the wastewater at the  Company’s former facility was completed.

Item 1A.

Risk Factors

The risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 28, 2012, as amended on September 28, 2012 and October 26, 2012, contain important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Investors are encouraged to review and read such risk factors in relation to the statements herein.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

See Item 5. below.

Item 5.    Other Information

Unregistered Sales of Equity Securities

In August 2012, the Company commenced a second private placement offering of 14.5% Two Year Subordinated Notes with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest of 14.5% per year is payable monthly in cash.  As of September 30, 2012, this offering resulted in the issuance of $180,000 in notes and five-year warrants to purchase an aggregate of 5,142,858 shares of the Company’s common stock with an exercise price of $.035 per share. The notes are due two years from the closing date at 105% of face value. The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

In connection with the offering, no underwriters were utilized and no commissions were paid. The Company and HDIP relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

Subsequent to September 30, 2012, the Company had issued a total of $30,000 in Series II Subordinated Notes which included warrants to purchase an aggregate of 857,142 shares of Company common stock.

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

4.1*

Form of 14.5% Two Year Subordinated Notes

4.2*

Form of Warrant issued in connection with issuance of 14.5% Two Year Subordinated Notes

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

Date:  November 14, 2012