Form 10-Q
period 2012-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2013-02-14
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of Registrant as Specified in its Charter)

MINNESOTA	41-1618036
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10501 WAYZATA BOULEVARD SOUTH, SUITE 102, MINNETONKA, MN	55305
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☐ NO ☒

As of February 13, 2012, there were issued and outstanding 52,388,750 shares of the issuer’s common stock and 611,390 shares of the issuer’s Series A convertible preferred stock.

HYPERTENSION DIAGNOSTICS, INC.

INDEX TO FORM 10-Q

Hypertension Diagnostics, Inc.

Forward-Looking Statements

This report may contain “forward-looking” statements, as such term is defined by the Securities and Exchange Commission’s rules, regulations and releases, which represent the current beliefs of our management as well as assumptions made by and information currently available to management, including but not limited to, statements concerning the operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans of Hypertension Diagnostics, Inc. (referred to as “HDI,” the “Company,” “we,” or “us”). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “expect,” “can,” “estimate,” “anticipate,” “intend,” “could,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including our ability to generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; significant business risks associated with the relocation and re-start of the Company’s HDI Plastics, Inc. subsidiary business; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; uncertainty related to acquisitions; governmental regulation; commercial viability of required raw materials, and any other factors discussed in this and other filings of the Company with the Securities and Exchange commission. We undertake no responsibility to update any forward-looking statement. These forward-looking statements are only made as of the date of this report.  The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended June 30, 2012, as amended.

Hypertension Diagnostics, Inc.

Consolidated Balance Sheets

December 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets
	December 31, 2012 (Unaudited)	June 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$ 401	$ 75,043
Accounts receivable, net	54,102	149,156
Prepaids and other current assets	16,979	31,304
Inventory, net	127,608	172,223
Note receivable-related party-CPC	150,000	146,319
Accrued royalties receivable from CPC	3,600	2,400
Total Current Assets	352,690	576,445

Property and equipment, net	595,743	678,331
Debt issuance costs, net	6,560	7,380
Other assets	49,157	43,657
Total Assets	$ 1,004,150	$ 1,305,813

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 345,251	$ 170,832
Line of credit-Charter Capital	9,629	-
Sale-leaseback obligation-current portion	38,705	35,383
Accrued vacation, payroll and payroll taxes	61,641	29,236
Payable for equipment	155,000	155,000
Other accrued expenses	169,590	246,240
Advance from shareholder/CEO	19,000	-
Current liabilities of discontinued operations	-	18,143
Total Current Liabilities	798,816	654,834

Long Term Liabilities:
Notes payable-subordinated debt, net of discounts	861,810	610,615
Sale-leaseback obligation	46,313	66,533
Note Payable-Taylor Economic Development	49,556	-
Deferred compensation-discontinued operations	144,649	262,500
Total Long-Term Liabilities	1,102,328	939,648
Total Liabilities	1,901,144	1,594,482

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value:
Authorized shares--5,000,000
Issued and outstanding shares—611,390
at December 31, 2012 and June 30, 2012. Each share of
preferred stock is convertible into 12 shares of common
stock at the option of the holder. (Aggregate
liquidation preference of $11,120,290 and $10,145,478
at December 31, 2012 and June 30, 2012, respectively.)	6,114	6,114
Common Stock, $.01 par value:
Authorized shares--150,000,000
Issued and outstanding shares—52,388,750
at December 31, 2012 and June 30, 2012.	523,887	523,887
Additional paid-in capital	28,626,643	28,462,631
Accumulated deficit	(30,053,638)	(29,281,301)
Total Shareholders' Equity (Deficit)	(896,994)	(288,669)
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,004,150	$ 1,305,813

See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Operations

December 31, 2012 and 2011

Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net Revenues:
Plastics	$ 10,197	$ 1,185,692	$ 42,659	$ 1,185,692
Royalties	3,240	11,880	5,400	13,080
Total revenues	13,437	1,197,572	48,059	1,198,772

Cost of Sales-Plastics	258,302	1,196,744	404,381	1,235,002
Gross Profit (Loss)	(244,865)	828	(356,322)	(36,230)

Expenses:
Selling, general and administrative	117,959	252,188	318,983	454,661
(Gain) loss on disposition of assets	(625)	-	79,973	-
Total Expenses	117,334	252,188	398,956	454,661
Operating loss	(362,199)	(251,360)	(755,278)	(490,891)

Other Income and (Expense):
Interest income	-	6,760	3,681	8,856
Miscellaneous income	-	-	-	499
Interest Expense	(80,038)	(19,047)	(138,597)	(19,047)
Total Other Income and (Expense)	(80,038)	(12,287)	(134,916)	(9,692)

Net loss before income taxes	(442,237)	(263,647)	(890,194)	(500,583)
Income taxes	-	-	-	-
Net loss from continuing operations	(442,237)	(263,647)	(890,194)	(500,583)

Income (Loss) from discontinued operations	399,737	49,998	117,857	(601,364)
Loss on sale of discontinued operations	-	-	-	(123,702)
Net income (loss) from discontinued operations	399,737	49,998	117,857	(725,066)
Net income (loss)	$ (42,500)	$ (213,649)	$ (772,337)	$ (1,225,649)

Earnings Per Share:
Basic income (loss) from continuing operations per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Diluted income (loss) from continuing operations per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Net Income (loss) from discontinued operations:
Basic income (loss) from discontinued operations per share	$ 0.01	$ 0.00	$ 0.00	$ (0.02)
Diluted income (loss) from discontinued operations per share	$ 0.01	$ 0.00	$ 0.00	$ (0.02)
Net Income (loss) per Common Share:
Basic income (loss) per common share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.03)
Diluted income (loss) per common share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted Average Common Shares Outstanding:
Basic	52,388,750	43,325,843	52,388,750	43,325,843
Diluted	59,725,430	50,662,523	59,725,430	43,325,843

See accompanying notes.

Hypertension Diagnostics, Inc.

Consolidated Statements of Cash Flows

December 31, 2012

Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended December 31,
	2012	2011
Operating Activities:
Net loss	($772,337)	($1,225,649)
Adjustments to reconcile loss to net
Cash used in operating activities:
(Income) loss from discontinued operations	(117,857)	601,364
Loss on sale of discontinued operations	-	123,702
Net loss from continuing operations	(890,194)	(500,583)
Adjustments to reconcile net income(loss) to net cash used in operating activities
Loss on disposition of property and equipment	79,973	-
Depreciation	71,989	29,957
Stock option expense	-	87,125
Amortization of debt issuance costs	820	-
Amortization of debt discount and accreted interest	55,207	-

Change in operating assets and liabilities:
Accreted interest on note receivable	(3,681)	(8,310)
Accounts Receivable	95,054	(606,457)
Inventory	44,615	(114,014)
Prepaid Insurance and other current assets	18,761	(21,339)
Other Assets	(5,500)	(37,127)
Accrued Royalties Receivable	(1,200)	(13,200)
Accounts Payable	176,483	294,885
Accrued Payroll	32,405	82,364
Deferred Rent	-	81,299
Other Accrued Expenses	(76,650)	36,684
Net cash used in operating activities	(401,918)	(688,716)
Investing Activities:
Purchases of property and equipment	(75,874)	(493,656)
Payment received on note receivable-related party-Minot	-	82,500
Net cash used in investing activities	(75,874)	(411,156)
Financing Activities:
Proceeds from Charter Capital-line of credit	9,629	433,057
Payments on sale-leaseback obligation	(16,898)	-
Proceeds from Taylor Economic Development	49,556	-
Proceeds from issuance of subordinated notes	360,000	-
Advance from shareholder/CEO	19,000	-
Net cash provided by financing activities	421,287	433,057
Net cash used in continuing operations	(56,505)	(666,815)

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	(18,137)	5,853
Net increase(decrease) in cash and cash equivalents	(74,642)	(660,962)
Cash and cash equivalents at beginning of period	75,043	753,821
Cash and cash equivalents at end of period	$ 401	$ 92,859

Supplemental non-cash flow information:
Payable for equipment	$ -	$ 155,000
Note receivable-related party from sale of discontinued operations	$ -	$ 127,500
Increase in debt discounts on subordinated notes by issuing stock warrants	$ 164,012	$ -

See accompanying notes.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2013.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended.  The policies described in that report are used for preparing quarterly reports.

On July 14, 2011, the Company formed HDI Plastics, Inc. (“HDIP” or “Plastics”), as a wholly-owned subsidiary of the Company. HDIP commenced operations in October 2011.  HDIP is the principal operating business of the Company.  HDIP is engaged in the processing of recycled plastic material including re-processing into pellet-form for sale to manufacturing customers.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended December 31, 2012, we incurred losses from continuing operations of $890,194. At December 31, 2012, we had an accumulated deficit of $30,053,638 and negative working capital of $446,126. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to repay certain liabilities to restart HDIP’s facility, hire production workers, and ramp up to full operating capacity and earn revenue. On February 4, 2013, HDIP borrowed $200,000 pursuant to a Secured Promissory Note (the “Note”) in a principal amount of $200,000 in favor of Mark Schwartz and Alan Stern, directors of the Company. (See Note 16 to the financial statements).  Under the terms of the Note, HDIP may borrow an additional $300,000 on the same terms and conditions as those set forth in the Note. See Note 16 to these financial statements for more information.

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

Note 3.   Summary of Significant Accounting Policies

Discontinued Operations- On August 26, 2011 (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the sale of selected assets from our Hypertension Diagnostics Business to Cohn Prevention Center, LLC (“CPC”), a Minnesota company, controlled by a Jay Cohn, a director and stockholder of HDI as of the Effective Date. See additional terms of this agreement in Note 4. As a result of the sale of selected assets of our medical device business, we have reclassified our previously reported financial results to exclude those operations affected by the sale. These results are presented on an historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  HDI had previously retained rights to its intellectual property including the rights to royalty payments from CPC.  Ongoing income derived from the Company’s intellectual property is reflected as continuing operations.  All of the information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations from our new recycled plastics process business. On January 25, 2013, (the “Effective Date”), the Company entered into and closed a second definitive Asset Purchase Agreement (the “Agreement”) with CVC-HD, LLC, a Minnesota limited liability company (“CVC”), controlled by Jay Cohn, effectively amending the August 26, 2011 Agreement and assigning the remaining assets related to the medical device business including intellectual property assets for an additional purchase price of $75,000. A payment of $37,500 was received at closing and the remaining $37,500  plus $200,000 still due on the original sale is due over the next five months. The royalty provisions of the August 26, 2011 Agreement were eliminated in this agreement.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (HDI Plastics, Inc.), after elimination of all intercompany accounts, transactions, and profits.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the quarter ended December 31, 2012 that had, or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

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

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note (non-interest bearing) to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 5). We received a letter on July 27, 2012 from CPC indicating the intent to pay $200,000 on February 26, 2013. Nearly all of the proceeds received on the Effective Date were allocated to cover severance and other costs related to the transactions contemplated by the Agreement. Severance costs included an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, nine months’ salary and health benefits. The Company paid Mr. Guettler $119,463 to fulfill the agreement on March 1, 2012. Pursuant to the Agreement, CPC agreed to pay to the Company a cash payment of $1,200 upon the sale of each of the first 50 units of inventory sold by CPC within 30 days of receipt of cash from such sale. The Company has agreed to pay Mr. Guettler 10% of the royalty proceeds received by the Company less applicable transaction expenses related to such sales.  The Company has earned royalty income of $3,600 and $6,000 less 10% due to Greg Guettler for the three and six months ended December 31, 2012, respectively.

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

Upon the closing of this transaction, the Company had limited remaining operations related to its medical device business and intends to potentially seek additional opportunities to license its proprietary technology, intellectual property, technical know-how and other core assets, although there is no assurance these efforts will be successful.

The Company recorded a loss on the sale transaction in the amount of $123,702 in the quarter ended September 30, 2011.

Subsequent to December 31, 2012, on January 25, 2013, (the “Effective Date”), the Company entered into and closed a second definitive Asset Purchase Agreement (the “Agreement”) modifying the August 26, 2011 Agreement, by selling the remaining medical device business assets to CVC-HD, LLC, a Minnesota limited liability company (“CVC”), controlled by Jay Cohn, for $275,000, encompassing the original $200,000 still owed the Company and an additional purchase price of $75,000. The $275,000 consists of a cash payment in the amount of $37,500 due on the Effective Date which was received, and a promissory note in the amount of $237,500 payable in installments with the first payment of $37,500 due February 2013 and $50,000 due each subsequent month with the final payment due in June 2013. In addition, CVC paid the Company royalties due from CPC for the period of October 2012 through November 2012 in the amount of $3,600 less $2,560 for maintenance fees on the intellectual property paid by CPC.

The Company has not included the results of operations of our former medical device business in the results from continuing operations.  The income (loss) from discontinued operations for the three and six months ended December 31, 2012, and 2011 consists of the following:

Income from Discontinued Operations	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenue, net	$ -	$ 14,363	$ -	$ 248,923
Cost of Goods Sold	-	-	-	10,557
Gross Profit	-	14,363	-	238,366

Operating Expenses (miscellaneous)	8,245	95,615	18,137	280,980
Deferred Compensation expense (benefit)	(407,982)	(131,250)	(135,994)	558,750
Income (loss) from discontinued operations	399,737	49,998	117,857	(601,364)
Loss on sale of selected assets to CPC	-	-	-	(123,702)
Net income (loss) from discontinued operations	$ 399,737	$ 49,998	$ 117,857	$ (725,066)

The Company does not have any existing assets of discontinued operations at December 31, 2012. The only remaining liabilities of discontinued operations as of December 31, 2012 pertain to the deferred compensation of the former CEO. (See Note 9)

Note 5.   Notes Receivable – Related Parties

In connection with the Asset Purchase Agreement between HDI and CPC, CPC paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 due in 12 months or $200,000 due in 18 months, at the discretion of CPC. The promissory note was reflected at an imputed discount rate of 15%  based upon the amount due 12 months following the Effective Date, and was originally recorded as a net note receivable of $127,500.  The balance of the Note at December 31, 2012 is $150,000. The Company received a letter from CPC on July 27, 2012 indicating CPC’s intent to pay the $200,000 due February 26, 2013. The Company has elected to not recognize the additional income forthcoming on this Note until the cash is collected in the future.

Subsequent to December 31, 2012, the Company sold the remaining intellectual property for an additional $75,000 (See Note 4). The Company received $37,500 in cash on January 25, 2013 and a promissory note in the amount of $237,500 that replaces the existing note issued by CPC listed above. The new note is payable in installments with the first payment due February 2013 for $37,500, and $50,000 due per month beginning in March 2013 with the final payment due June 2013.

Note 6.  Property and Equipment

Property and Equipment is as follows:

	December 31,	June 30,
	2012	2012
Equipment	$ 702,413	$ 672,383
Leasehold improvements	37,261	93,235
Office furniture and equipment	9,006	7,923
Vehicles	11,984	11,984
Less accumulated depreciation	(164,921)	(107,194)
Total equipment	$ 595,743	$ 678,331

Depreciation expense was $36,813 and $29,957 for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011, depreciation expense was $71,989 and $29,957, respectively.

The Company recognized a gain of $625 from the sale of equipment in the three month period ended December 31, 2012, and a net loss of $79,973 in the six months ended December 31, 2012 related to the abandonment of leasehold improvements associated with the property at 5330 Fleming Court, Austin, TX due to the termination of lease and the surrender of the property.

Note 7.   Litigation

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. The Company is in the final stages of relocating its operations to a new location in Taylor, TX. At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future. At the time of this filing, the Company is engaged in limited production activities at its Taylor facility and expects to initiate full production during its third quarter.

Because the City of Austin required HDIP to vacate the property at 5330 Fleming Court, the landlord, Flemtex Properties (“Flemtex”) denied access to the premises; therefore, the Company did not pay rent and utilities for April and May 2012. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the Leased Premises to the landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the Leased Premises. The Company is in the process of negotiating a final Termination Agreement related to its Austin lease. The Company has been informed that the landlord is withholding a final release of all obligations of the Company related to the lease until all of the discharge water is removed from the property, which was completed as of October 31, 2012. The Company has accrued as of December 31, 2012, the utility and rent payments due for April and May 2012 totaling $139,493.

On July 12, 2012, a representative of the Travis County, (Texas) Attorney Office, Texas Parks and Wildlife, and the Texas Commission on Environmental Quality (TEEQ) searched the Company’s Austin offices pursuant to an affidavit signed by a representative of Texas Parks and Wildlife seeking evidence that the Company committed the offense of intentional or knowing unauthorized discharge of a pollutant under Section 7.145 of the Texas Water Code. No charge of illegal discharge has been made against the Company. The Company has not been contacted further relative to alleged discharge and strongly denies any such discharge occurred. As of October 31, 2012 the removal and disposal of the waste water at the Company’s former facility was completed.

On December 14, 2012, Flemtex Properties filed a lawsuit alleging breach of the commercial lease at the Fleming Court location. The lawsuit seeks damages totaling $412,711 as of November 16, 2012 and future obligations due under the lease which extends to December 2017. The Company intends to vigorously defend itself and may seek compensation for losses resulting from the willful and malicious interference into its Fleming Court operations by the landlord and its agent. Due to the uncertainty regarding the outcome of this matter, the Company does not believe that it is probable that they will owe all of the damages claimed by Flemtex and have only accrued for the costs of the lease up until Flemtex terminated the lease on May 31, 2012, as noted above. The Company does not believe they are liable for any additional lease costs beyond May 31, 2012.

Note 8.  Stock Options

The Company regularly grants stock options to individuals under various plans as described in Note 13 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as amended.  The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements.  Stock-based compensation expense is measured based on the fair value of the equity or liability instrument issued.  Share-based compensation arrangements may include: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and expenses the cost over the period in which the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

During the three and six months ended December 31, 2012 and 2011, there were no stock options granted. The Company recognized compensation expense of $0 for the three and six months ended December 31, 2012, and $22,500 and $87,125 for the three and six months ended December 31, 2011, which were related to options previously granted.

Note 9.

Deferred Compensation Liability

The Company is a party to a Deferred Equity Compensation Agreement with its former CEO, Mark N. Schwartz (the “Agreement”), whereby the Company granted phantom shares of its common stock to Mr. Schwartz for every month of employment over the years of his employment. Mr. Schwartz resigned as the Company’s CEO effective September 22, 2011 and as a result, agreed as of October 1, 2011 that no additional phantom shares will be granted him under the Agreement. Under the Agreement, a cash payment will be made equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain events to occur.

The Company has accrued a total deferred compensation liability of $144,649 at December 31, 2012, which is the fair market value of 13,125,000 phantom shares outstanding as of December 31, 2012 ($131,250) plus $13,399 of accrued payroll taxes and vacation pay related to the agreement.  Due to the fluctuations in the price of the Company’s common stock during the six months ended December 31, 2012, the Company recorded a net compensation expense (benefit) of ($407,982) and ($135,994) for the three and six months ended December 31, 2012, respectively. For the three and six months ended December 31, 2011, the Company recorded a net compensation expense (benefit) of ($131,250) and $558,750, respectively. An increase in the Company’s common stock price would cause an increase in the deferred compensation, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

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

Note 10.  Factoring Line of Credit

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”). Under the terms of the full-recourse financing agreement, which is guaranteed by HDI, Charter advances to HDIP and amount equal to 80% of eligible pledged receivables up to a total advance of $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%. HDIP began borrowing under this facility in November 2011.  The outstanding balance as of December 31, 2012 is $9,629 and $0 as of June 30, 2012.

Note 11. Note Payable-Taylor Economic Development

On December 24, 2012, HDIP entered into a Letter of Agreement with the Taylor Economic Development Corporation (“TEDCO”).  Under the terms of the TEDCO Agreement, TEDCO agreed to advance up to $140,000 for improvements and upgrades to the Company’s new facility located in Taylor, Texas. The advances are in the form of a forgivable loan which will convert to a grant in 10 years provided among other conditions, HDIP continues to operate in Taylor and maintain at least 50 full-time jobs at the Taylor facility.  Should HDIP default under its agreement with TEDCO, the Company may be required to repay the advances with interest at the prime rate plus 3%.  As of December 31, 2012, $49,556 had been advanced under the TEDCO Agreement. As of February 11, 2013, the advanced amount was $103,232.

Note 12.   Note Payable - Subordinated Debt

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes (the “Notes”) with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. The notes are issued by HDIP and are guaranteed by the Company.  Interest is payable monthly in cash. The offering was completed February 10, 2012 and resulted in the issuance of $833,600 in notes and five-year warrants to purchase an aggregate of 11,908,572 shares of the Company’s common stock with an exercise price of $.07 per share. The notes are due five years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 153%, had an estimated fair value of $0.03 per warrant. After calculating the relative fair value of the debt and warrants, $252,393 was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method.

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012

The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

In August 2012, the Company initiated a second private placement of Subordinated Notes due October 31, 2014 (Series II Subordinated Notes) with terms otherwise similar to the offering in December 2011. Terms for the Series II Subordinated Notes also include the issuance of five-year warrants to purchase shares of the Company’s common stock with an exercise price of $.035 per share. As of December 31, 2012, the Company had issued to directors and other accredited investors of the Company, $360,000 in Series II Subordinated Notes which included warrants to purchase 10,285,714 shares of Company stock. The notes are due two years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 178%, had an estimated fair value from $0.01 to $0.05 per warrant. After calculating the relative fair value of the debt and warrants, $164,012 was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method.

The following table summarizes the entire subordinated debt balance at December 31, 2012:

Schedule of Subordinated Debt

	Series I	Series II	Total
Gross proceeds received	$ 833,600	$ 360,000	$ 1,193,600
Less value assigned to warrants	(252,393)	(164,012)	(416,405)
Present Value	581,207	195,988	777,195
Add: amortization of debt discount	50,480	23,424	73,904
Interest accreted to redemption price	8,336	2,375	10,711
Subordinated Debt outstanding	640,023	221,787	861,810
Less current maturities	-	-	-
Total Subordinated Debt	$ 640,023	$ 221,787	$ 861,810

Note 13.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share would normally include the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share at December 31, 2012 and 2011.

Earnings Per Share
		Three months ended December 31		Six months ended December 31,
		2012	2011	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (442,237)	$ (263,647)	$ (890,194)	$ (500,583)
Net income (loss) from discontinued operations to common shareholders		399,737	49,998	117,857	(725,066)
Net income (loss) to common shareholders		$ (42,500)	$ (213,649)	$ (772,337)	$ (1,225,649)

Weighted average of common shares outstanding		52,388,750	43,325,843	52,388,750	43,325,843

Basic net earnings (loss) from continuing operations		$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Basic net earnings (loss) from discontinued operations		$ 0.01	$ 0.00	$ 0.00	$ (0.02)
Basic net earnings (loss) per share		$ 0.00	$ (0.01)	$ (0.02)	$ (0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (442,237)	$ (263,647)	$ (890,194)	$ (500,583)
Net income (loss) from discontinued operations to common shareholders.		399,737	49,998	117,857	(725,066)
Net income (loss) to common shareholders		$ (42,500)	$ (213,649)	$ (772,337)	$ (1,225,649)

Weighted average of common shares outstanding		52,388,750	43,325,843	52,388,750	43,325,843
Series A Convertible Preferred Stock	[1]	7,336,680	7,336,680	7,336,680	-
Stock Options	[2]	-	-	-	-
Warrants	[3]	-	-	-	-
Diluted weighted average common shares outstanding		59,725,430	50,662,523	59,725,430	43,325,843
Diluted net earnings (loss) from continuing operations		$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Diluted net earnings (loss) from discontinued operations		$ 0.01	$ 0.00	$ (0.00)	$ (0.02)
Diluted net earnings (loss) per share		$ 0.00	$ (0.01)	$ (0.02)	$ (0.03)

[1]

At December 31, 2012 and 2011, there were 611,390 shares of Series A Convertible Preferred Stock outstanding. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at December 31, 2012 and 2011.

[2]

At December 31, 2012, there were common stock equivalents attributable to outstanding stock options of 4,299,105 common shares and 8,352,914 common shares at December 31, 2011. All of the remaining stock options are anti-dilutive at December 31, 2012 and 2011, due to the loss from continuing operations, and therefore have been excluded from diluted earnings per share.

[3]

At December 31, 2012 and 2011, there were common stock equivalents of 22,194,286 and 18,498,636 common shares attributable to warrants, respectively. The warrants have an exercise price of $.035 to $.07 per share. The warrants would not be common stock equivalents at December 31, 2012 and 2011 using the treasury stock method.

Note 14. Operating Lease

On December 28, 2012 as part of the Company’s plan to relocate its plastic recycling business and resume operations, HDIP entered into a four-year  lease and purchase option agreement with Southern Mattress Company of Texas, Inc. for approximately 65,000 square feet of main building space, including an additional approximate 15,000 square feet of storage space in Taylor, Texas (“Taylor Lease”).  The Taylor Lease calls for minimum monthly rents as follows:

Period	Minimum Monthly Rent
12/28/12 - 2/9/2013	$3,000
3/1/2013 - 2/28/2015	$8,500
3/1/2015 - 2/28/16	$12,750
3/1/2016 - 2/29/17	$20,625

In addition to rent, HDIP shall pay for insurance and property taxes effective March 1, 2013.  HDIP will have the right to purchase the property for $700,000 at any time after February 28, 2016.

Note 15.   Related Party Transactions

On December 28, 2012, Kenneth Brimmer, the Company’s CEO, loaned HDIP $19,000 through his Stencor Company, LLC, of which he is 85% owner. HDIP paid back the short-term loan on January 3, 2013. The loan is listed on the consolidated balance sheet as “Advance from shareholder/CEO”. Stencor loaned additional amounts to the HDIP in January 2013. The short term loans were paid back and as of this filing, there is $0 outstanding in short-term loans to Stencor or Mr. Brimmer. In addition, the Company has agreed to pay $500 per month for executive office space from STEN Corporation. Mr. Brimmer is also CEO of STEN Corporation. As of December 31, 2012, $4,000 is unpaid under the arrangement.

Note 16.   Subsequent Events

On January 1, 2013 the Company’s board of directors approved a 4-month “Payment-in-Kind” or “PIK” interest plan on the Company’s currently outstanding Subordinated Debt Notes (See Note 12). The plan suspends the monthly cash payments of interest to the note holders for four months through April 1, 2013. The monthly interest will be added to the principal of the note. We currently plan to resume monthly cash interest payments on such notes commencing May 1, 2013.

On January 2, 2013, HDI closed on a Securities Purchase Agreement entered into December 3, 2012 with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500 (the “Note”). The Note has a maturity date of September 12, 2013 and is convertible into our common stock at the Variable Conversion Price of 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note are not registered shares under the Securities Act of 1933.  The Company has the right to prepay the outstanding Note for an amount equal to 115%, multiplied by the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note. The purchase and sale of the Note closed on January 2, 2013, the date that the purchase price was delivered to us.

On January 25, 2013, (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “Agreement”) providing for the additional sale of the intellectual property of our former  medical device business to CVC-HD, LLC, a Minnesota limited liability company (“CPC”), controlled by Jay Cohn, for the sales price of $75,000.  At closing, the Company received $37,500 in cash and a promissory note in the amount of $237,500 which includes the 2nd half payment of $37,500 due on the new sale and the outstanding balance of $200,000 still due on the original purchase agreement. The first payment of $37,500 is due February 2013 and $50,000 is due each month thereafter with the final payment due in June 2013. In addition, CVC paid the Company royalties due for the period of October 2012 through November 2012 in the amount of $3,600 less $2,560 for maintenance fees on the intellectual property paid by CVC.

On February 4, 2013, HDI Plastics, Inc. executed a Secured Promissory Note (the “Note”) in a principal amount of $200,000 in favor of Mark Schwartz and Alan Stern, directors of the Company.  The Note bears interest at an annual rate of 18%, payable monthly, and is guaranteed by the Company.  The Note matures on February 1, 2014, at which time all principal and accrued and unpaid interest on the Note is due.  The Note is secured by certain equipment of HDI Plastics pursuant to a negotiated Security Agreement (the “Security Agreement”) executed by HDI Plastics in favor of Messrs. Schwartz and Stern. In connection with the issuance of the Note, the Company issued to each of Messrs. Schwartz and Stern a warrant (collectively, the “Warrants”) to purchase 3,333,333 shares of common stock, par value $0.01 per share, of the Company for an exercise price of $0.03 per share, subject to appropriate adjustment for stock splits, combinations and similar recapitalization events.  The warrants contained other customary terms and conditions.  The warrants expire on February 4, 2018. Pursuant to the terms of the Note and Security Agreement, HDI Plastics may raise an additional $300,000 on the same terms and conditions as those set forth in the Note, Security Agreement and Warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were previously engaged in the design, development, manufacture and marketing of proprietary devices. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company controlled by Jay Cohn, a founder and at that time, a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, leased a facility for warehouse and processing of recycled plastic, purchased selected manufacturing assets and began engaging in the business of plastics reprocessing in Austin, TX. On March 29, 2012, we ceased operations at the Austin facility and we began working to relocate the processing facility to a new location. In September 2012, we began disposing of the wastewater stored in tanks located at 5330 Fleming, Austin. The water was transported by tanker truck to a location where contaminants were removed and it was disposed of into the city sewer system in compliance with local regulations. Demand for reprocessed plastic is growing, and HDIP has the systems and infrastructure for collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies. As of December 31, 2012, we have relocated our operations to a facility in Taylor, Texas and have recently resumed limited operations. We plan to resume production to full capacity by May 2013, assuming adequate capital is obtained to do so. We cannot guarantee that we will not encounter delays in resuming production to full capacity which may extend the date.

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

Principles of Consolidation.  During the quarter ended September 30, 2011, HDI finalized a purchase agreement to acquire machinery and equipment to begin operations in Austin, Texas through its wholly owned subsidiary HDIP, with processing operations commencing in October 2011. The Company files consolidated financial statements that include its wholly-owned subsidiary HDIP. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. Beginning October 2011, HDI Plastics began operations to sell finished goods to manufacturers in the form of pelletized resin and clean shredded and ground plastics material. These sales are recorded as revenue at the time the product is shipped and invoiced to the customer. The Company also engages in “toll” processing of customer-owned material for a service fee. These service fees are recorded as plastic processing revenue at the time the product is shipped back to the customer.  In addition, the Company engages in brokerage transactions of plastic material where goods are delivered to a customer without HDIP ever taking physical possession of the product although HDIP does assume legal ownership of the material. The net profit from “brokerage” transactions is recorded as revenue at the time it is shipped to the customer and invoiced. Brokered sales are recorded as revenue net of the cost of the brokered material.

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost based upon the average cost of raw material purchased during the month including an allocation of manufacturing overhead, or market. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for possible write-off and dispose of any material which is not useable.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of December 31, 2012 and June 30, 2012, there was no reserve for obsolete inventory.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three and six months ended December 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Results of Operations

As of December 31, 2012, we had an accumulated deficit of $30,053,638. Until we are able to generate significant revenue from our reopened plastics recycling business, we expect to continue to incur operating losses.  As of December 31, 2012, we had cash and cash equivalents of $401.  Following the end of the quarter, we raised $200,000 in 18% senior notes (see Note 16 to the Consolidated Financial Statements). The cash was needed in order to continue our efforts to get the new facility in Taylor completely operational. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to restart our plastics processing operations which would include hiring additional production workers. There is no guarantee that we will be able to raise such capital or that such capital will be available on terms satisfactory to us, if at all.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue- The Company earned $13,437 and $1,197,572 in revenue from continuing operations in the quarters ended December 31, 2012 and 2011, respectively. Of the $13,347, $3,240 was received from CPC as a result of the royalty agreement that was part of the sale of selected assets to CPC and $10,197 was received from the limited operations of the plastics processing business. For the quarter ended December 31, 2012, our plastics production facility was not operating. We have moved into our new facility and have restarted processing operations. December 31, 2011 revenue consisted of $11,880 in royalty revenue and $1,185,692 in plastic processing revenue that began in October 2011. We anticipate our revenue in the quarter ending March 31, 2013 will show positive progress and we anticipate our operations will be at approximately 67% compared to our operations of last year at the same time.

Net revenues from our new plastics recycling business were comprised of the following:

	Three Months Ended
	December 31
	2012	2011

Sales – Non-toll	$ 10,197	$ 934,360
Sales – Toll Processing	-	225,694
Prepaid discounts	-	(500)

Sales - Brokered	-	250,816
Less Brokered Purchases and Freight	-	(224,678)
Net of Brokered Revenue	10,197	26,138

Net revenue-Plastic recycling	$10,197	$1,185,692

Cost of Sales – Cost of sales were $258,302 and $1,196,744 for the three months ended December 31, 2012 and 2011, respectively. The following is a summary of the cost of sales:

	Three Months Ended
	December 31
	2012	2011

Material	$ 68,125	$ 400,494
Labor	59,975	299,005
Depreciation	35,407	29,650
Equipment rental	25,574	3,746
Tractor trailer rental	16,177	45,617
Facility and overhead	29,892	198,441
Other costs	22,307	133,762
Rent	845	86,029
Total cost of sales	$258,302	$1,196,744

The significant decrease in the cost of sales for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 related to the shut-down of our plastic processing facility. The current costs are mostly related to our re-start efforts for the new facility in Taylor.

Expenses - Total selling, general and administrative expenses for continuing operations for the three months ended December 31, 2012 were $117,959 compared to $252,188 for the three months ended December 31, 2011. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	December 31
	2012	2012
Legal	$ 10,071	$ 7,219
Payroll and related taxes	92,422	192,464
Travel & meals and entertainment	3,458	7,596
Stock option expense	-	22,500
Stock transfer agent	2,118	637
Other G & A Expenses	9,890	21,772
Total selling, general and administrative expenses	$ 117,959	$ 252,188

Wages, related expenses and benefits decreased from $192,464 to $92,422 for the three months ended December 31, 2011and 2012, due to the costs associated with the start-up of HDI Plastics, including hiring various new administrative and selling personnel in 2011, and HDIP conducting little or no operations for the three months ended December 31, 2012. The 2012 wages, expenses, and benefits included in SG&A are for the corporate office and one management employee in the plastics processing business.

Legal fees increased from $7,219 to $10,071 for the three months ended December 31, 2011 and 2012, respectively, a 39.5% increase related to various issues relating to the shutdown of operations of HDIP in Austin, Texas and the process of locating our new facilities located in Taylor, Texas.

Stock option expense was $0 and $22,500 for the three months ended December 31, 2012 and 2011, respectively. This expense is based on the grant date fair value related to stock options that vested during the three months ended December 31, 2012 and December 31, 2011.  There have been no new options granted in the last year and all options have been previously expensed.

Interest expense increased from $19,047 to $80,038 for the three months ended December 31, 2011 and 2012, respectively. The increase in the interest expense is related to the new sub-debt note agreements of the Company.

Our net loss from continuing operations was $442,237 for the three months ended December 31, 2012, compared to net loss from continuing operations of $263,647 for the three months ended December 31, 2011.  The increase in the loss was due to HDIP’s operations being shut down along with the costs being incurred to re-start operations and the continuation of general overhead expenses. For the three months ended December 31, 2012, basic and diluted net loss per share from continuing operations was $(0.01), based on weighted average common shares outstanding of 52,388,750.  For the three months ended December 31, 2011, basic and diluted net loss per share per continuing operations was $(0.01) based on weighted average common shares outstanding of 43,325,843.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenue- The Company earned $48,059 and $1,198,772 in revenue from continuing operations in the six months ended December 31, 2012 and 2011, respectively. The revenue consisted of $5,400 of royalty income and $42,659 of plastic processing income from HDIP in the six months ended December 31, 2012 and $13,080 of royalty income and $1,185,692 in plastic processing income in the six months ended December 31, 2011. As previously noted, we were not operational during the six months ended December 31, 2012.

Cost of Sales – Cost of sales were $404,381 and $1,235,002 for the six months ended December 31, 2012 and 2011, respectively. The following is a summary of cost of sales:

	Six Months Ended
	December 31
	2012	2011

Material	$ 94,584	$ 400,494
Labor	72,022	299,005
Depreciation	69,214	29,650
Equipment rental	39,291	3,746
Tractor trailer rental	37,076	45,617
Facility and overhead	40,011	199,312
Other costs	51,338	150,149
Rent	845	107,029
Total cost of sales	$404,381	$1,235,002

The significant decrease in the cost of sales for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 relates to the shut-down of our plastic processing facility. The increase in depreciation relates to the full six months ended December 31, 2012. Operations for our processing facility began in October 2011, therefore depreciation in the six months ended December 31, 2011 related to depreciation in the second half of the quarter.

Expenses- Total selling, general and administrative expenses for continuing operations for the six months ended December 31, 2012 were $318,983 compared to $454,661 for the six months ended December 31, 2011. The following is a summary of the major categories included in selling, general and administrative expenses:

	Six Months Ended
	December 31
	2012	2011
Legal	$ 45,260	$ 21,343
Accounting	9,636	37,435
Payroll and related taxes	179,272	192,464
Travel & Meals and Entertainment	7,390	7,588
Rent	4,710	23,683
Utilities	11,451	3,600
Merchant Processing Fees	-	3,741
Stock Option Expense	-	87,125
Office Supplies	397	7,097
Other G & A Expenses	60,867	70,585
Total selling, general and administrative expenses	$ 318,983	$ 454,661

Wages, related expenses and benefits decreased from $192,464 to $179,272 for the six months ended December 31, 2011 and 2012, respectively. The 2012 wages, expenses, and benefits included in SG&A are for the corporate office and one management employee in the plastics processing business.

Legal and audit/accounting fees decreased from $58,778 to $54,896 for the six months ended December 31, 2011 and 2012, respectively. Legal fees increased from $21,343 in the six months ended December 31, 2011 to $45,260 for the six months ended December 31, 2012 due to the various issues relating to the shutdown of operations at HDIP and the process of locating new facilities. Auditing fees decreased from $37,435 to $9,636 in the six months ended December 31, 2012 and 2011, respectively due to the timing of the work and invoices for the June 30, 2011 and 2012 financial statement audits.

Stock option expense was $0 and $87,125 for the six months ended December 31, 2012 and 2011, respectively. This expense is based on the grant date fair value related to stock options that vested during the six months ended December 31, 2012 and December 31, 2011.  There have been no new options granted in the last year and all options have been previously expensed.

The Company recorded $138,597 in interest expense in the six months ended December 31, 2012 related to the sub-debt agreements, the sale/leaseback transaction, and the Charter Capital line of credit. There was $19,047 in interest expense in the six months ended December 31, 2011 because we did not enter into any of these agreements until the subsequent quarters.

Our net loss from continuing operations was $890,194 for the six months ended December 31, 2012, compared to net loss from continuing operations of $500,583 for the six months ended December 31, 2011.  The increase in the loss was due to operations being shut down and the continuation of expenses including moving expenses and the removal and disposal of water from the Austin location. For the six months ended December 31, 2012, basic and diluted net loss per share from continuing operations was $(0.02), based on weighted average common shares outstanding of 52,388,750.  For the six months ended December 31, 2011, basic net income per share per continuing operations was $(0.01) based on weighted average common shares outstanding of 43,325,843.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $74,642 and $660,962 for the six months ended December 31, 2012 and December 31, 2011, respectively.  The significant elements of these changes were as follows:

Six months Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities:
Net loss from continuing operations	$ (890,194)	$ (500,583)
Non-cash stock option expense	$ -	$ 87,125
(Increase) decrease in inventory related to the recycled
plastics processing business.	$ 44,615	$ (114,014)
(Increase) decrease in accounts receivable
plastics processing business.	$ 95,054	$ (606,457)
Increase in accounts payable that relate to continuing
operations	$ 176,483	$ 294,885
Increase (decrease) in accrued expenses relating to continuing operations	$ (44,245)	$ 119,048
Net cash provided by (used in) Investing activities:
Purchase of equipment and other fixed assets in setting
up HDIP for operations	$ (75,874)	$ (493,656)
Payment received on note receivable	$ -	$ 82,500
Net cash provided by financing activities:
Factoring line of credit agreement with Charter Capital	$ 9,629	$ 433,057
Proceeds from subordinated debt offering	$ 360,000	$ -
Proceeds from Taylor Economic Development Corp	$ 49,556	$ -
Payments for sale/leaseback obligation	$ (16,898)	$ -
Other:
Activity related to discontinued operations	$ (18,137)	$ 5,853

As of December 31, 2012, we had cash and cash equivalents of $401. We expect the cash received from the issuance of notes to two of our directors in February 2013 (see Note 16 to Consolidated Financial Statement), and the proceeds from Taylor Economic Development Corporation (see Note 11 to Consolidated Financial Statement), will allow us to continue our efforts to get the new facility in Taylor completely operational.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage risk.

Item 4.  Controls and Procedures.

(a)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Kenneth W. Brimmer, and Marilee Douda, our Secretary and Manager of Finance and Accounting, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and Manager of Finance and Accounting have concluded that, as of the evaluation date, our disclosure controls and procedures were not operating effectively for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities and Exchange Act of 1934 within the time periods specified in the SEC’s rules, and that such information is not accumulated and communicated to our management, including our CEO and CFO in a manner that allows for timely decisions regarding timely disclosures.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended June 30, 2012, as amended, the following material weaknesses existed:

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

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. The violations have not been satisfied and the Company has vacated the Austin property and has moved their operations to a new location in Taylor, TX. At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future. At the time of this filing, the Company has limited operations.

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

On December 14, 2012, Flemtex Properties filed a lawsuit alleging breach of the commercial lease at the Fleming Court location. The lawsuit seeks damages totaling $412,711as of November 16, 2012 and future obligations due under the lease which extends to December 2017. The Company intends to vigorously defend itself and may seek compensation for losses resulting from the willful and malicious interference into its Fleming Court operations by the landlord and its agent. Due to the uncertainty regarding the outcome of this matter, the Company does not believe that it is probable that they will owe all of the damages claimed by Flemtex and have only accrued for the costs of the lease up until Flemtex terminated the lease on May 31, 2012, as noted above. The Company does not believe they are liable for any additional lease costs beyond May 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

On December 24, 2012, HDIP also entered into a Letter of Agreement with the Taylor Economic Development Corporation (“TEDCO”).  Under the terms of the TEDCO Agreement, TEDCO agreed to advance up to $140,000 for improvements and upgrades to the Company’s new potential facility located in Taylor, Texas.  The advances are in the form of a forgivable loan which will convert to a grant in 10 years provided among other conditions, HDIP continues to operate in Taylor and maintain at least 50 full-time jobs at the Taylor facility.  Should HDIP default under its agreement with TEDCO it may be required repay the advances with interest at the prime rate plus 3%.  As of December 31, 2012 $49,556 had been advanced under the TEDCO Agreement. As of February 4, 2013 the advanced amount was $103,232

On December 28, 2012, as part of the Company’s plan to relocate HDIP’s business and resume operations, HDIP entered into a four-year  lease and purchase option agreement with Southern Mattress Company of Texas, Inc. for approximately 65,000 square feet of main building space, including an additional approximate 15,000 square feet of storage space in Taylor, Texas (“Taylor Lease”).  The Taylor Lease calls for minimum monthly rents as follows:

Period	Minimum Monthly Rent
12/28/12 - 2/9/2013	$3,000
3/1/2013 - 2/28/2015	$8,500
3/1/2015 - 2/28/16	$12,750
3/1/2016 - 2/29/17	$20,625

In addition to rent, HDIP shall pay for insurance and property taxes effective March 1, 2013.  HDIP will have the right to purchase the property for $700,000 at any time after February 28, 2016.

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

2.3*

Asset purchase agreement dated January 25, 2013 by and between HDI and CVC-HD, LLC

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

10.1

Securities Purchase Agreement dated December 3, 2012, by and between Hypertension Diagnostics, Inc. and Asher Enterprises (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2013).

.

10.2

Convertible Promissory Note dated December 3, 2012 by and between Hypertension Diagnostics, Inc. and Asher Enterprises (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 3, 2013)

10.3*

Lease Agreement dated December 28, 2012 by and between HDI Plastics, Inc., a wholly owned subsidiary of HDI, and Southern Mattress Company of Texas, Inc.

10.4*

Letter of Agreement dated December 24, 2012 by and between HDI Plastics and Taylor Economic  Development Corporation.

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

Date:  February 14, 2013