Form 10-Q
period 2013-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2013-05-15
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-24635

HYPERTENSION DIAGNOSTICS, INC.

(Exact name of Registrant as Specified in its Charter)

MINNESOTA	41‑1618036
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10501 WAYZATA BOULEVARD SOUTH, SUITE 102, MINNETONKA, MN	55305
(Address of Principal Executive Offices)	(Zip Code)

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

                                                                                                                YES ☐  NO ☒

As of May 13, 2013, there were issued and outstanding 52,388,750 shares of the issuer’s common stock and 611,390 shares of the issuer’s Series A convertible preferred stock.

HYPERTENSION DIAGNOSTICS,INC.

INDEX TO FORM 10-Q

HypertensionDiagnostics, Inc.

Forward-LookingStatements

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

                   These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including our ability to generate acceptable levels of revenues; negative effect on our stock price resulting from available securities for sale; our need for additional capital; significant business risks associated with the relocation and re-start of the Company’s HDI Plastics, Inc. subsidiary business; the illiquidity of our securities on the OTC Bulletin Board and the related restrictions on our securities relating to “penny stocks”; uncertainty related to acquisitions; governmental regulation; commercial viability of required raw materials, and any other factors discussed in this and other filings of the Company with the Securities and Exchange commission. We undertake no responsibility to update any forward-looking statement. These forward‑looking statements are only made as of the date of this report.  The following should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended June 30, 2012, as amended.

HypertensionDiagnostics, Inc.

Consolidated BalanceSheets

March31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets
	March 31, 2013 (Unaudited)	June 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$ 5,664	$ 75,043
Accounts receivable, net	42,066	149,156
Prepaids and other current assets	13,530	31,304
Inventory, net	140,486	172,223
Note receivable-related party-CPC	75,000	146,319
Accrued royalties receivable from CPC	-	2,400
Total Current Assets	276,746	576,445

Property and equipment, net	731,915	678,331
Debt issuance costs, net	6,150	7,380
Other assets	50,128	43,657
Total Assets	$ 1,064,939	$ 1,305,813

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$ 437,690	$ 170,832
Sale-leaseback obligation-current portion	40,481	35,383
Accrued vacation, payroll and payroll taxes	102,367	29,236
Payable for equipment	155,000	155,000
Other accrued expenses	215,080	246,240
Notes payable-senior debt, net of discounts	159,677	-
Note Payable-Asher convertible debt, net of discounts	24,070	-
Current liabilities of discontinued operations	-	18,143
Total Current Liabilities	1,134,365	654,834

Long Term Liabilities:
Notes payable-subordinated debt, net of discounts	903,184	610,615
Note Payable-Taylor Economic Development	140,000	-
Sale-leaseback obligation	35,502	66,533
Deferred compensation-discontinued operations	280,643	262,500
Total Long-Term Liabilities	1,359,329	939,648
Total Liabilities	2,493,694	1,594,482

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value: Authorized shares--5,000,000 Issued and outstanding shares—611,390 at March 31, 2013 and June 30, 2012. Each share of preferred stock is convertible into 12 shares of common stock at the option of the holder. (Aggregate liquidation preference of $11,642,276 and $10,145,478 at March 31, 2013 and June 30, 2012, respectively.)	6,114	6,114

Common Stock, $.01 par value: Authorized shares--150,000,000 Issued and outstanding shares—52,388,750 at March 31, 2013 and June 30, 2012.	523,887	523,887

Additional paid-in capital	28,723,460	28,462,631
Accumulated deficit	(30,682,216)	(29,281,301)
Total Shareholders' Equity (Deficit)	(1,428,755)	(288,669)
Total Liabilities and Shareholders' Equity (Deficit)	$ 1,064,939	$ 1,305,813

See accompanying notes.

HypertensionDiagnostics, Inc.

ConsolidatedStatements of Operations

March31, 2013 and 2012

Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net Revenues:
Plastics	$ 821	$ 1,837,289	$ 43,480	$ 3,022,981
Royalties	-	3,240	5,400	16,320
Total revenues	821	1,840,529	48,880	3,039,301

Cost of Sales-Plastics	184,530	1,624,477	588,911	2,859,479
Gross Profit (Loss)	(183,709)	216,052	(540,031)	179,822

Expenses:
Selling, general and administrative	188,237	566,892	507,220	1,021,553
(Gain) loss on disposition of assets	-	-	79,973	-
Total Expenses	188,237	566,892	587,193	1,021,553
Operating loss	(371,946)	(350,840)	(1,127,224)	(841,731)

Other Income and (Expense):
Interest income	-	10,057	3,681	18,913
Miscellaneous income	-	6,500	-	6,999
Interest expense	(106,951)	(69,197)	(245,548)	(88,244)
Total Other Income and (Expense)	(106,951)	(52,640)	(241,867)	(62,332)

Net loss before income taxes	(478,897)	(403,480)	(1,369,091)	(904,063)
Income taxes	-	-	-	-
Net loss from continuing operations	(478,897)	(403,480)	(1,369,091)	(904,063)

Income (Loss) from discontinued operations	(149,681)	409,085	(31,824)	(192,279)
Loss on sale of discontinued operations	-	-	-	(123,702)
Net income (loss) from discontinued operations	(149,681)	409,085	(31,824)	(315,981)
Net income (loss)	$ (628,578)	$ 5,605	$ (1,400,915)	$ (1,220,044)

Earnings Per Share:
Basic income (loss) from continuing operations per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Diluted income (loss) from continuing operations per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Net Income (loss) from discontinued operations:
Basic income (loss) from discontinued operations per share	$ 0.00	$ 0.01	$ 0.00	$ (0.01)
Diluted income (loss) from discontinued operations per share	$ 0.00	$ 0.01	$ 0.00	$ (0.01)
Net Income (loss) per Common Share:
Basic income (loss) per common share	$ (0.01)	$ 0.00	$ (0.03)	$ (0.03)
Diluted income (loss) per common share	$ (0.01)	$ 0.00	$ (0.03)	$ (0.03)

Weighted Average Common Shares Outstanding:
Basic	52,388,750	48,305,462	52,388,750	44,973,644
Diluted	52,388,750	55,642,142	52,388,750	44,973,644

See accompanying notes.

HypertensionDiagnostics, Inc.

ConsolidatedStatements of Cash Flows

March31, 2013

Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended March 31,
	2013	2012
Operating Activities:
Net loss	$ (1,400,915)	$ (1,220,044)
Adjustments to reconcile loss to net
Cash used in operating activities:
Loss from discontinued operations	31,824	192,279
Loss on sale of discontinued operations	-	123,702
Net loss from continuing operations	(1,369,091)	(904,063)
Adjustments to reconcile net income(loss) to net cash used in operating activities
Loss on disposition of property and equipment	79,973	-
Depreciation	116,659	67,560
Stock compensation expense	-	302,822
Amortization of debt issuance costs	1,230	-
Amortization of debt discount and accreted interest	107,145	14,705

Change in operating assets and liabilities:
Accreted interest on note receivable	(3,681)	(13,467)
Accounts receivable	107,090	(1,089,778)
Inventory	31,737	(142,534)
Prepaids and other current assets	17,774	(18,847)
Other assets	(6,471)	(37,127)
Accrued royalties receivable	2,400	(3,600)
Accounts payable	266,858	202,053
Accrued vacation, payroll and payroll taxes	73,131	120,366
Deferred rent	-	92,749
Other accrued expenses	(31,160)	60,614
Net cash used in operating activities	(606,406)	(1,348,547)
Investing Activities:
Payment received on notes receivable	75,000	-
Purchases of property and equipment	(250,216)	(630,525)
Payment received on note receivable-related party-Minot	-	125,000
Net cash used in investing activities	(175,216)	(505,525)
Financing Activities:
Proceeds from Charter Capital-line of credit	-	630,184
Proceeds (payments) on sale-leaseback obligation	(25,933)	109,813
Proceeds from Note Payable-Taylor Economic Development	140,000	-
Proceeds from Note Payable-Asher, net of issuance cost of $5,000	70,000	-
Proceeds from issuance of senior notes	200,000	-
Proceeds from issuance of subordinated notes	360,000	833,600
Net cash provided by financing activities	744,067	1,573,597
Net cash used in continuing operations	(37,555)	(280,475)

Discontinued Operations:
Net cash used in operating activities of discontinued operations	(31,824)	(91,311)
Net increase(decrease) in cash and cash equivalents	(69,379)	(371,786)
Cash and cash equivalents at beginning of period	75,043	753,821
Cash and cash equivalents at end of period	$ 5,664	$ 382,035

Supplemental non-cash flow information:
Payable for equipment	$ -	$ 155,000
Note receivable-related party from sale of discontinued operations	$ -	$ 127,500
Increase in debt discounts on subordinated notes by issuing stock warrants	$ 206,519	$ 252,393
Increase in debt discounts on Asher note due to beneficial conversion feature	$ 54,310

See accompanying notes.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Hypertension Diagnostics, Inc. (the “Company” or “HDI”) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements.  The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2013.  For further information, refer to the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended.  The policies described in that report are used for preparing quarterly reports.

On July 14, 2011, the Company formed HDI Plastics, Inc. (“HDIP” or “Plastics”), as a wholly-owned subsidiary of the Company. HDIP commenced operations in October 2011.  HDIP is the principal operating business of the Company.  HDIP is engaged in the processing of recycled plastic material including re-processing into pellet-form for sale to manufacturing customers.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended March 31, 2013, we incurred losses from continuing operations of $1,369,091. At March 31, 2013, we had an accumulated deficit of $30,682,216  and negative working capital of $857,619. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to repay certain liabilities incurred to restart HDIP’s facility, hire production workers, and ramp up to full operating capacity for our revenue generating activities. On February 4, 2013, HDIP borrowed $200,000 pursuant to a Secured Promissory Note (the “Note”) in a principal amount of $200,000 in favor of Mark Schwartz and Alan Stern, directors of the Company. Under the terms of the Note, HDIP may borrow an additional $300,000 on the same terms and conditions as those set forth in the Note. See Note 12 to these financial statements for more information.

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

Note 3.   Summary of Significant Accounting Policies

Discontinued Operations- On August 26, 2011 (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “August 26, 2011 Agreement”) providing for the sale of selected assets from our Hypertension Diagnostics Business to Cohn Prevention Center, LLC (“CPC”), a Minnesota company, controlled by Jay Cohn, a director and stockholder of HDI as of the Effective Date. See additional terms of this agreement in Note 4. As a result of the sale of selected assets of our medical device business, we have reclassified our previously reported financial results to exclude those operations affected by the sale. These results are presented on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  HDI had previously retained rights to its intellectual property including the rights to royalty payments from CPC.  Ongoing royalty income derived from the Company’s intellectual property is reflected as continuing operations.  All of the information in the financial statements and notes to the financial statements have been revised to reflect only the results of our continuing operations from our new recycled plastics process business. On January 25, 2013, the Company entered into and closed a second definitive Asset Purchase Agreement (the “January 25, 2013 Agreement”) with CVC-HD, LLC, a Minnesota limited liability company (“CVC”), controlled by Jay Cohn, effectively amending the August 26, 2011 Agreement and assigning to CVC the remaining assets related to the medical device business including intellectual property assets for an additional purchase price of $75,000. Additionally, at the time of this second agreement, HDI was still owed $200,000 from the first sale. In total, $275,000 is owed on these two sales and as of March 31, 2013, $75,000 has been received. The balance of the $200,000 is to be paid off in monthly installments with final payment due June 30, 2013. The royalty provisions of the August 26, 2011 Agreement were eliminated in this January 25, 2013 Agreement.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (HDI Plastics, Inc.), after elimination of all intercompany accounts, transactions, and profits.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For HDI, this ASU was effective beginning January 1, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 4.   Discontinued Operations

On August 26, 2011, (the “Effective Date”), the Company entered into and closed a definitive Asset Purchase Agreement (the “August 26, 2011 Agreement”) providing for the sale of selected assets of  our medical device business to Cohn Prevention Center, LLC, a Minnesota limited liability company (“CPC”), controlled by Jay Cohn, a director and stockholder of HDI as of the Effective Date. The terms of the Agreement provided for the sale of selected operating assets of the Company’s medical device business (including inventory but excluding cash, accounts receivable, and intellectual property).  The Agreement does not limit the ability of CPC to sell the purchased inventory to any customer or in any market where they can be legally sold.  Additionally, CPC assumed all warranty and on-going product support required by regulatory agencies related to such inventory.

In connection with the Agreement, CPC paid the Company on the Effective Date a cash payment of $125,000 and issued a secured promissory note (non-interest bearing) to the Company in the amount of either $150,000 due in 12 months or $200,000 due in 18 months at the discretion of CPC (See Note 6). We received a letter on July 27, 2012 from CPC indicating the intent to pay $200,000 on February 26, 2013. Nearly all of the proceeds received on the Effective Date were allocated to cover severance and other costs related to the transactions contemplated by the Agreement. Severance costs included an agreement by the Company to pay to Greg Guettler, its former Chief Operating Officer, nine months’ salary and health benefits. The Company paid Mr. Guettler $119,463 to fulfill the agreement on March 1, 2012. Pursuant to the Agreement, CPC agreed to pay to the Company a cash payment of $1,200 upon the sale of each of the first 50 units of inventory sold by CPC within 30 days of receipt of cash from such sale. The Company has agreed to pay Mr. Guettler 10% of the royalty proceeds received by the Company less applicable transaction expenses related to such sales.  The Company has earned royalty income of $0 and $6,000 less 10% due to Greg Guettler for the three and nine months ended March 31, 2013, respectively.

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

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

On January 25, 2013, (the “Effective Date”), the Company entered into and closed a second definitive Asset Purchase Agreement (the “Agreement”) modifying the August 26, 2011 Agreement, by selling the remaining medical device business assets to CVC-HD, LLC, a Minnesota limited liability company (“CVC”), controlled by Jay Cohn, for $75,000. This amount is in addition to the $200,000 owed to the Company by CPC as set forth above, which payment terms were modified as set forth below.  The Company has not recorded the revenue from this additional sale due to the collectability is not reasonably assured at this time, since the original $150,000 note from the first sale has not been paid following its original terms. The aggregate $275,000 consists of a cash payment in the amount of $37,500 due on the Effective Date which was received, and a promissory note in the amount of $237,500 payable in installments with the first payment of $37,500 due February 2013 and $50,000 due each subsequent month with the final payment due in June 2013. As of March 31, 2013, a total of $75,000 has been received on this note.

The Company has not included the results of operations of our former medical device business in the results from continuing operations.  The income (loss) from discontinued operations for the three and nine months ended March 31, 2013, and 2012 consists of the following:

Income from Discontinued Operations	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Revenue, net	$ -	$ -	$ -	$ 248,923
Cost of Goods Sold	-	-	-	10,557
Gross Profit	-	-	-	238,366

Operating expenses (miscellaneous)	13,687	(15,335)	31,824	265,645
Deferred compensation expense (benefit)	135,994	(393,750)	-	165,000
Income (loss) from discontinued operations	(149,681)	409,085	(31,824)	(192,279)
Gain (loss) on sale of selected assets to CPC	-	-	-	(123,702)
Net income (loss) from discontinued operations	$ (149,681)	$ 409,085	$ (31,824)	$ (315,981)

The Company does not have any existing assets of discontinued operations at March 31, 2013. The only remaining liabilities of discontinued operations as of March 31, 2013 pertain to the deferred compensation of the former CEO. (See Note 9)

Note 5. Inventory

Inventory consisted of the following:

	March 31,	June 30,
	2013	2012
Raw materials	$ 128,375	$ 96,142
Finished goods	12,111	76,081
Total inventory	$ 140,486	$ 172,223

Note 6.   Notes Receivable – Related Parties

In connection with the Asset Purchase Agreement between HDI and CPC on August 26, 2011, CPC paid HDI on the Effective Date a cash payment of $125,000 and issued a non-interest bearing secured promissory note due to HDI in the amount of either $150,000 due in 12 months or $200,000 due in 18 months, at the discretion of CPC. The promissory note was reflected at an imputed discount rate of 15% based upon the amount due 12 months following the Effective Date, and was originally recorded as a net note receivable of $127,500.  The Company received a letter from CPC on July 27, 2012 indicating CPC’s intent to pay the $200,000 due February 26, 2013 instead of the original $150,000. The Company has elected to not recognize the additional income forthcoming on this Note until the cash is collected in the future.

On January 25, 2013, the Company sold the remaining intellectual property for an additional $75,000 (See Note 4). The Company received $37,500 in cash on January 25, 2013 which was applied to the original note, and a promissory note in the amount of $237,500 that replaces the existing note issued by CPC listed above. The Company has not recorded the revenue from this additional sale due to the collectability is not reasonably assured at this time, since the original $150,000 note from the first sale has not been paid following its original terms. The new note is payable in installments with the first payment due February 2013 for $37,500, which was received in March 2013, and $50,000 due per month beginning in March 2013, which was not received, with the final payment due June 2013. As of March 31, 2013 $75,000 has been received on the note. A subsequent payment of $25,000 on the note was received in April 2013.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

Note 7.  Property and Equipment

Property and Equipment is as follows:

	March 31,	June 30,
	2013	2012
Equipment	$ 707,413	$ 672,383
Leasehold improvements	213,103	93,235
Office furniture and equipment	9,006	7,923
Vehicles	11,984	11,984
Less accumulated depreciation	(209,591)	(107,194)
Total equipment	$ 731,915	$ 678,331

Depreciation expense was $44,670 and $37,603 for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012, depreciation expense was $116,659 and $67,560, respectively.

The Company recognized a net loss of $79,973 from the sale of equipment in the nine month period ended March 31, 2013 related to the abandonment of leasehold improvements associated with the property at 5330 Fleming Court, Austin, TX due to the termination of the lease and surrender of the property.

Note 8.   Litigation

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its former processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future.

Because the City of Austin required HDIP to vacate the property at 5330 Fleming Court, the landlord, Flemtex Properties (“Flemtex”) denied access to the premises; therefore, the Company did not pay rent and utilities for April and May 2012. On May 30, 2012, the Company received a Notice of Termination of Lease from Flemtex, for failure to pay rent and reimbursable costs. The letter stated that the Lease was terminated effective May 31, 2012, and that HDI was to quit and surrender the Leased Premises to the landlord in accordance with the requirements of the Lease on May 31, 2012, and to remove all of the Tenant’s personal property from the Leased Premises. The Company has accrued as of March 31, 2013, the utility and rent payments due for April and May 2012 totaling $139,493.

On July 12, 2012, a representative from  the Travis County, (Texas) Attorney Office, Texas Parks and Wildlife, and the Texas Commission on Environmental Quality (TEEQ) searched the Company’s Austin offices pursuant to an affidavit signed by a representative of Texas Parks and Wildlife seeking evidence that the Company committed the offense of intentional or knowing unauthorized discharge of a pollutant under Section 7.145 of the Texas Water Code. No charge of illegal discharge has been made against the Company. The Company has not been contacted further relative to alleged discharge and strongly denies any such discharge occurred. As of October 31, 2012, the removal and disposal of the waste water at the Company’s former facility in Austin was completed.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

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

Note 9.   Deferred Compensation Liability

The Company is a party to a Deferred Equity Compensation Agreement with its former CEO, Mark N. Schwartz (the “Agreement”), whereby the Company previously granted phantom shares of its common stock to Mr. Schwartz for every month of employment over the years of his employment. Mr. Schwartz resigned as the Company’s CEO effective September 22, 2011 and as a result, agreed as of October 1, 2011 that no additional phantom shares will be granted to him under the Agreement. Under the Agreement, a cash payment will be made equal to the price per share of the Company’s common stock times the number of phantom shares accrued at the earliest of certain events to occur.

The Company has accrued a total deferred compensation liability of $280,643 at March 31, 2013, which is the fair market value of 13,125,000 phantom shares outstanding as of March 31, 2013, $262,500 plus $18,143 of accrued payroll taxes and vacation pay related to the agreement.  Due to the fluctuations in the price of the Company’s common stock during the nine months ended March 31, 2013, the Company recorded a net compensation expense of $135,994 and $0 for the three and nine months ended March 31, 2013, respectively. For the three and nine months ended March 31, 2012, the Company recorded a net compensation expense (benefit) of ($393,750) and $165,000, respectively. An increase in the Company’s common stock price would cause an increase in the deferred compensation liability, while a decrease in the Company’s stock price would cause a decrease in the deferred compensation liability. Expenses related to the Deferred Compensation arrangement with its former CEO are accounted for as part of Discontinued Operations.

Under the original terms of Mr. Schwartz’s deferred equity compensation agreement, payment of the deferred compensation benefit would occur upon one of the following events: i) execution of a definitive agreement resulting in a change of control of the Company’s common stock; ii) termination of employment; iii) death of the CEO; or iv) no later than January 1, 2012. Upon one of these events, a cash payment over 24 months was to be made to the CEO equal to the trading price per share of the Company’s common stock times the number of phantom stock shares accrued to date.  Mr. Schwartz and the Company modified the original Agreement on March 31, 2012, whereby Mr. Schwartz agreed to eliminate the requirement for a cash payment as of a date certain pursuant to the Agreement. This deferred compensation is classified as a long-term liability with no definitive payout date specified. The Company and Mr. Schwartz are negotiating a permanent settlement to satisfy both parties.

Note 10.  Factoring Line of Credit

On October 10, 2011, HDI Plastics, Inc. entered into an Accounts Receivable Discount line facility with Charter Capital Holdings, L.P.  (“Charter”). Under the terms of the full-recourse financing agreement, which is guaranteed by HDI, Charter advances to HDIP an amount equal to 80% of eligible pledged receivables up to a total advance of $1 million. Charter retains a priority and perfected security interest in all accounts receivable and inventory of HDI Plastics, Inc.  The financing cost under the agreement is 0.59% for each 10-day period or an approximate annualized interest cost of approximately 21.25%. HDIP began borrowing under this facility in November 2011.  The outstanding balance as of March 31, 2013 is $0 and $0 as of June 30, 2012. As of the date of this filing, the outstanding balance is $63,383.

Note 11. Notes Payable-short term

Asher-Convertible Debt

On January 2, 2013, HDI closed on a Securities Purchase Agreement entered into December 3, 2012 with Asher Enterprises, Inc., pursuant to which we issued to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500 (the “Note”). The Note has a maturity date of September 12, 2013 and is convertible into our common stock at the Variable Conversion Price of 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Asher has the right to convert 180 days after the initial advance date. The shares of common stock issuable upon conversion of the Note are not registered shares under the Securities Act of 1933.  The Company has the right to prepay the outstanding Note for an amount equal to 115%, multiplied by the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

On March 1, 2013, HDI closed on a second Securities Purchase Agreement with Asher, pursuant to which we issued to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500 with a maturity date of December 15, 2013.

Due to the discounted conversion price on the date of issuance of the notes, the Company recorded a discount to the notes in the amount of $54,310 for the beneficial conversion future. The discount is being amortized over the term of the debt using the effective interest method. Additionally, Asher held back $5,000 of the proceeds to cover its legal expenses.

HDI closed on a third Note dated April 8, 2013 in the amount of $32,500 that matures on January 15, 2014. The other terms of the notes are the same as the note described above.

The following table summarizes the Asher – Convertible Debt at March 31, 2013:

Net proceeds received	$ 70,000
Less value assigned to beneficial conversion feature	(54,310)
15,690
Add: amortization of debt discount	8,380
Total Asher – convertible debt outstanding, net	$ 24,070

Senior Debt

On February 4, 2013, HDI Plastics, Inc. executed a Secured Promissory Note (the “Note”) in a principal amount of $200,000 in favor of Mark Schwartz and Alan Stern, directors of the Company.  The Note bears interest at an annual rate of 18%, payable monthly, and is guaranteed by the Company.  The Note matures on February 1, 2014, at which time all principal and accrued and unpaid interest on the Note is due.  The Note is secured by certain equipment of HDI Plastics. In connection with the issuance of the Note, the Company issued to each of Messrs. Schwartz and Stern a warrant to purchase 3,333,333 shares of common stock of the Company for an exercise price of $0.03 per share, subject to appropriate adjustment for stock splits, combinations and similar recapitalization events.  The warrants expire on February 4, 2018. Pursuant to the terms of the Note and Security Agreement, HDI Plastics may borrow an additional $300,000 on the same terms and conditions as those set forth in the Note, Security Agreement and Warrants. The accrued interest on the Notes was $3,000 as of March 31, 2013.

The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility of 209%, had an estimated fair value of $0.01 per warrant.  After calculating the relative fair value of the debt and warrants, $48,388 was recorded as a debt discount to the debt for the warrants.  This discount is being amortized over the term of the debt using the effective interest method.

The following table summarizes the Senior Debt at March 31, 2013:

Cash proceeds received	$ 200,000
Less value assigned to warrants	(48,388)
151,612
Add: amortization of debt discount	8,065
Total senior debt outstanding, net	$ 159,677

Note 12. Notes Payable-long term

Taylor Economic Development

On December 24, 2012, HDIP entered into a Letter of Agreement with the Taylor Economic Development Corporation (“TEDCO”).  Under the terms of the TEDCO Agreement, TEDCO agreed to advance up to $140,000 for improvements and upgrades to the Company’s new facility located in Taylor, Texas. The advances are in the form of a forgivable loan which will convert to a grant in 10 years provided among other conditions, HDIP continues to operate in Taylor and maintain at least 50 full-time jobs at the Taylor facility.  Should HDIP default under its agreement with TEDCO, the Company may be required to repay the advances with interest at the prime rate plus 3%.  As of March 31, 2013, $140,000 had been advanced under the TEDCO Agreement.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

Subordinated Debt

In December 2011, the Company commenced a private placement offering of 14.5% Five Year Subordinated Notes (the “Notes”) with Warrants to its existing preferred shareholders, directors of the Company and certain other accredited investors. Interest is payable monthly in cash. The offering was completed February 10, 2012 and resulted in the issuance of $833,600 in notes and five-year warrants to purchase an aggregate of 11,908,572 shares of the Company’s common stock with an exercise price of $0.07 per share. The notes are due  five years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 153%, had an estimated fair value of $0.03 per warrant. After calculating the relative fair value of the debt and warrants, $252,393 was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method.

The Notes may be prepaid by the Company in accordance with the following schedule below at the redemption prices (expressed in percentages of principal amount to be repaid), plus unpaid accrued interest to the date of payment:

Loan Year	Redemption Price
1	125%
2	120%
3	115%
4	110%
Maturity	105%

In August 2012, the Company initiated a second private placement of Subordinated Notes due October 31, 2014 (Series II Subordinated Notes) with terms otherwise similar to the offering in December 2011. Terms for the Series II Subordinated Notes also include the issuance of five-year warrants to purchase shares of the Company’s common stock with an exercise price of $0.035 per share. As of March 31, 2013, the Company had issued to directors and other accredited investors of the Company, $360,000 in Series II Subordinated Notes which included warrants to purchase 10,285,714 shares of Company stock. The notes are due  two years from the closing date at 105% of face value. The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility rate of 178%, had an estimated fair value from $0.01 to $0.05 per warrant. After calculating the relative fair value of the debt and warrants, $158,131 was recorded as a debt discount to the notes for the warrants. The discount is being amortized over the term of the debt using the effective interest method. Subsequent to March 31, 2013, on April 22, 2013, the Company received an additional $54,000 for private placement Series II Subordinated Notes.

The following table summarizes the entire subordinated debt balance at March 31, 2013:

Schedule of Subordinated Debt

	Series I	Series II	Total
Gross proceeds received	$ 833,600	$ 360,000	$ 1,193,600
Less value assigned to warrants	(252,393)	(158,131)	(410,524)
	581,207	201,869	783,076
Add: amortization of debt discount	63,100	41,981	105,081
Interest accreted to redemption price	10,420	4,607	15,027
Subordinated Debt outstanding	654,727	248,457	903,184
Less current maturities	-	-	-
Total Subordinated Debt	$ 654,727	$ 248,457	$ 903,184

On January 1, 2013, the Company’s board of directors approved a 4-month “Payment-in-Kind” or “PIK” interest plan on the Company’s currently outstanding Subordinated Debt Notes. The plan suspended the monthly cash payments of interest to the note holders for four months through April 1, 2013. The monthly interest will be added to the principal of the notes. We currently plan to resume monthly cash interest payments on such notes commencing May 1, 2013.  As of March 31, 2013, the accrued interest payable for the Notes was $56,913.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

Note 13.   Related Party Transactions

On February 4, 2013, HDI Plastics, Inc. executed a Secured Promissory Note (the “Note”) in a principal amount of $200,000 in favor of Mark Schwartz and Alan Stern, directors of the Company.  The Note bears interest at an annual rate of 18%, payable monthly, and is guaranteed by the Company.  The Note matures on February 1, 2014, at which time all principal and accrued and unpaid interest on the Note is due.  The Note is secured by certain equipment of HDI Plastics. In connection with the issuance of the Note, the Company issued to each of Messrs. Schwartz and Stern a warrant to purchase 3,333,333 shares of common stock, par value $0.01 per share, of the Company for an exercise price of $0.03 per share, subject to appropriate adjustment for stock splits, combinations and similar recapitalization events.  The warrants expire on February 4, 2018. Pursuant to the terms of the Note and Security Agreement, HDI Plastics may borrow an additional $300,000 on the same terms and conditions as those set forth in the Note, Security Agreement and Warrants. The accrued interest on the notes was $3,000 as of March 31, 2013.

The total estimated value of the warrants using the Black-Scholes Option Pricing Model, with a volatility of 209%, had an estimated fair value of $0.01 per warrant.  After calculating the relative fair value of the debt and warrants, $48,388 was recorded as a debt discount to the debt for the warrants.  This discount is being amortized over the term of the debt using the effective interest method.  See Note 11 for more information.

As of March 31, 2013, the Company has issued the following Subordinated Notes to the following directors of the Company, subject to the terms set forth in Note 12:

Kenneth Brimmer	$ 60,000
Mark Schwartz	$ 175,000
Larry Leitner	$ 150,000
Alan Stern	$ 185,000

On April 22, 2013, the Company received an additional $54,000 from Kenneth Brimmer, the Company’s CEO as part of the private placement of Series II Subordinated Notes (See Note 12).

The Company has agreed to pay $500 per month for executive office space from STEN Corporation. Mr. Brimmer is also CEO of STEN Corporation. As of March 31, 2013, $4,500 is unpaid under the arrangement.

Note 14.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, warrants, or the conversion of preferred stock and convertible debt.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share at March 31, 2013 and 2012.

		Three months ended March 31		Nine months ended March 31,
		2013	2012	2013	2012
Basic earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (478,897)	$ (403,480)	$ (1,369,091)	$ (904,063)
Net income (loss) from discontinued operations to common shareholders		(149,681)	409,085	(31,824)	(315,981)
Net income (loss) to common shareholders		$ (628,578)	$ 5,605	$ (1,400,915)	$ (1,220,044)

Weighted average of common shares outstanding		52,388,750	48,305,462	52,388,750	44,973,644

Basic net earnings (loss) from continuing operations		$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Basic net earnings (loss) from discontinued operations		$ 0.00	$ 0.01	$ 0.00	$ (0.01)
Basic net earnings (loss) per share		$ (0.01)	$ 0.00	$ (0.03)	$ (0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) from continuing operations to common shareholders		$ (478,897)	$ (403,480)	$ (1,369,091)	$ (904,063)
Net income (loss) from discontinued operations to common shareholders.		(149,681)	409,085	(31,824)	(315,981)
Net income (loss) to common shareholders		$ (628,578)	$ 5,605	$ (1,400,915)	$ (1,220,044)

Weighted average of common shares outstanding		52,388,750	48,305,462	52,388,750	44,973,644
Series A Convertible Preferred Stock	[1]	-	7,336,680	-	-
Stock Options	[2]	-	-	-	-
Warrants	[3]	-	-	-	-
Diluted weighted average common shares outstanding		52,388,750	55,642,142	52,388,750	44,973,644
Diluted net earnings (loss) from continuing operations		$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Diluted net earnings (loss) from discontinued operations		$ 0.00	$ 0.01	$ (0.00)	$ (0.01)
Diluted net earnings (loss) per share		$ (0.01)	$ (0.00)	$ (0.03)	$ (0.03)

[1]

At March 31, 2013 and 2012, there were 611,390 shares of Series A Convertible Preferred Stock outstanding. Using the preferred stock conversion ratio of 12:1, the common stock equivalents attributable to these preferred shares are 7,336,680 at March 31, 2013 and 2012.

[2]

At March 31, 2013, there were common stock equivalents attributable to outstanding stock options of 4,299,105 common shares and 8,352,914 common shares at March 31, 2012. All of the remaining stock options are anti-dilutive at March 31, 2013 and 2012, due to the loss from continuing operations, and therefore have been excluded from diluted earnings (loss) per share.

[3]

At March 31, 2013 and 2012, there were common stock equivalents of 28,860,952 and 30,407,208 common shares attributable to warrants, respectively. The warrants would not be common stock equivalents at March 31, 2013 and 2012 due to the loss from continuing operations and therefore have been excluded from diluted earnings (loss) per share.

HypertensionDiagnostics, Inc.

Notes to theConsolidated Financial Statements

March31, 2013

Note 15. Operating Lease

On December 28, 2012, as part of the Company’s plan to relocate its plastic recycling business and resume operations, HDIP entered into a four-year lease and purchase option agreement with Southern Mattress Company of Texas, Inc. for approximately 65,000 square feet of main building space, including an additional approximate 15,000 square feet of storage space in Taylor, Texas (“Taylor Lease”).  The Taylor Lease calls for minimum monthly rents as follows:

Period	Minimum Monthly Rent
12/28/12 - 2/9/2013	$3,000
3/1/2013 - 2/28/2015	$8,500
3/1/2015 - 2/28/16	$12,750
3/1/2016 - 2/29/17	$20,625

In addition to rent, HDIP shall pay for insurance and property taxes effective March 1, 2013.  HDIP has the right to purchase the property for $700,000 at any time after February 28, 2016.

Note 16.   Subsequent Events

On April 15, 2013, HDI closed on a third note disbursement of the Securities Purchase Agreement entered into December 3, 2012 with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the amount of $32,500 (the “Note”). The Note has a maturity date of January 15, 2014 and is convertible into our common stock at the Variable Conversion Price of 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note are not registered shares under the Securities Act of 1933.  The Company has the right to prepay the outstanding Note for an amount equal to 115%, multiplied by the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note.

On April 22, 2013 the Company received an additional $54,000 from an entity controlled by Kenneth Brimmer as part of the private placement of Series II Subordinate Notes with the terms as stated in Note 12.

Beginning April 26, 2013, as the Company recommenced operations and started invoicing customers again, HDIP began borrowing under the terms of the full-recourse financing agreement with Charter Capital (See Note 10). As of the date of this filing, Charter has advanced the Company $63,383.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were previously engaged in the design, development, manufacture and marketing of proprietary devices. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company controlled by Jay Cohn, a founder and at that time, a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, leased a facility for warehouse and processing of recycled plastic, purchased selected manufacturing assets and began engaging in the business of plastics reprocessing in Austin, TX. On March 29, 2012, we ceased operations at the Austin facility and we began working to relocate the processing facility to a new location. In September 2012, we began disposing of the waste water stored in tanks located at 5330 Fleming, Austin. The water was transported by tanker truck to a location where contaminants were removed and it was disposed of into the city sewer system in compliance with local regulations. As of March 31, 2013, we have relocated our operations to a facility in Taylor, Texas and have recently resumed limited operations. We plan to resume production to full capacity by May 2013, assuming adequate capital is obtained to do so. We cannot guarantee that we will not encounter delays in resuming production to full capacity which may extend the date. Demand for reprocessed plastic is growing, and we believe HDIP has the systems and infrastructure for cost effectively collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies.

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

Principles of Consolidation.  The Company files consolidated financial statements that include its wholly-owned subsidiary HDI Plastics, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories and Related Reserve for Obsolete Inventory.  Inventories are valued at the lower of cost based upon the average cost of raw material purchased during the month including an allocation of manufacturing overhead, or market. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for possible write-off and dispose of any material which is not useable.  The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales.  As of March 31, 2013 and June 30, 2012, there was no reserve for obsolete inventory.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For HDI, this ASU was effective beginning January 1, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Results of Operations

As of March 31, 2013, we had an accumulated deficit of $30,682,216. Until we are able to generate significant revenue from our reopened plastics recycling business, we expect to continue to incur operating losses.  As of March 31, 2013, we had cash and cash equivalents of $5,664.  Following the end of the quarter, we raised a net $30,000 with a Securities Purchase Agreement with Asher Enterprises, (see Note 12 to the Consolidated Financial Statements) and received an additional $54,000 in private placement subordinated notes.  The cash was needed in order to continue our efforts to get the new facility in Taylor completely operational. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to restart our plastics processing operations which would include hiring additional production workers. There is no guarantee that we will be able to raise such capital or that such capital will be available on terms satisfactory to us, if at all.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

                 Revenue- The Company earned $821 and $1,840,529 in revenue from continuing operations in the quarters ended March 31, 2013 and 2012, respectively. The $821 was received from the limited operations of the plastics processing business. For the quarter ended March 31, 2013, our plastics production facility had just begun operations in our new facility in Taylor, TX. For the three months ended March 31, 2012 revenue consisted of $3,240 in royalty revenue and $1,837,289 in plastic processing revenue while HDIP was in full operation in its former facility in Austin, TX. We anticipate our revenue in the quarter ending June 30, 2013 will show positive progress and we anticipate our operations will be at approximately 67% compared to our operations of last year at the same time.

Net revenues from our plastics recycling business were comprised of the following:

	Three Months Ended
	March 31
	2013	2012

Sales – Non-toll	$ 566	$ 1,604,942
Sales – Toll Processing	-	197,610
Prepaid discounts	-	(1,408)
Net processing revenue	566	1,801,144

Sales - Brokered	255	248,735
Less Brokered Purchases and Freight	-	(212,590)
Net Brokered Revenue	255	36,145

Net revenue-Plastics	$821	$1,837,289

Cost of Sales – Cost of sales were $184,530 and $1,624,477 for the three months ended March 31, 2013 and 2012, respectively. The following is a summary of the cost of sales:

	Three Months Ended
	March 31
	2013	2012

Material	$ 154	$ 689,959
Labor	69,028	358,686
Depreciation	43,263	36,535
Equipment rental	1,104	14,135
Tractor trailer rental	12,777	33,374
Facility and overhead	30,997	242,143
Other costs	21,862	162,068
Rent	5,345	87,577
Total cost of sales	$184,530	$1,624,477

                The significant decrease in the cost of sales for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 related to the shut-down of our plastic processing facility. The current costs are mostly related to our re-start efforts for the new facility in Taylor.

Expenses - Total selling, general and administrative expenses for continuing operations for the three months ended March 31, 2013 were $188,237 compared to $566,892 for the three months ended March 31, 2012. The following is a summary of the major categories included in selling, general and administrative expenses:

	Three Months Ended
	March 31
	2013	2012
Legal and accounting	$ 26,633	$ 46,659
Payroll and related taxes	106,788	435,608
Rent and Utilities	15,061	15,647
Insurance	13,054	15,368
Travel & meals and entertainment	2,728	10,219
Other G & A Expenses	23,973	43,391
Total selling, general and administrative expenses	$ 188,237	$ 566,892

Wages, related expenses and benefits decreased from $435,608 to $106,788 for the three months ended March 31, 2012 and 2013, due to the lay-off of sales and office employees during the shut-down beginning March 28, 2012, and HDIP conducting little or no operations for the three months ended March 31, 2013. The 2013 wages, expenses, and benefits included in SG&A are for the corporate office and one management employee in the plastics processing business.

Legal and accounting fees decreased from $46,659 to $26,633 for the three months ended March 31, 2012 and 2013, respectively. Legal fees for the three months ended March 31, 2013 and 2012 related to the shutdown of operations in our facility in Austin, Texas and locating our new facilities in Taylor, Texas.

Interest expense increased from $69,197 to $106,951 for the three months ended March 31, 2012 and 2013, respectively. The increase in the interest expense is related to the significant new debt agreements the Company has obtained over the last year.

Our net loss from continuing operations was $478,897 for the three months ended March 31, 2013, compared to net loss from continuing operations of $403,480 for the three months ended March 31, 2012.  The increase in the loss was due to HDIP’s operations being shut down along with the costs being incurred to re-start operations and the continuation of general overhead expenses. For the three months ended March 31, 2013, basic and diluted net loss per share from continuing operations was $(0.01), based on weighted average common shares outstanding of 52,388,750.  For the three months ended March 31, 2012, basic and diluted net loss per share per continuing operations was $(0.01) based on weighted average common shares outstanding of 48,305,462.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

                 Revenue- The Company earned $48,880 and $3,039,301 in revenue from continuing operations in the nine months ended March 31, 2013 and 2012, respectively. The revenue consisted of $5,400 of royalty income and $43,480 of plastic processing income from HDIP in the nine months ended March 31, 2013 compared to $16,320 of royalty income and $3,022,981 in plastic processing income in the nine months ended March 31, 2012. As previously noted, we were not operational during the nine months ended March 31, 2013.

Cost of Sales – Cost of sales were $588,911 and $2,859,479 for the nine months ended March 31, 2013 and 2012, respectively. The following is a summary of cost of sales:

	Nine Months Ended
	March 31,
	2013	2012

Material	$ 37,182	$ 1,040,620
Labor	141,050	657,691
Depreciation	112,476	66,185
Equipment rental	40,395	17,881
Tractor trailer rental	49,853	78,991
Facility and overhead	77,021	508,802
Other costs	125,589	294,703
Rent	5,345	194,606
Total cost of sales	$588,911	$2,859,479

                        The significant decrease in the cost of sales for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 relates to the shut-down of our plastic processing facility during the current fiscal year. The increase in depreciation relates to the full nine months ended March 31, 2013 and due to additional equipment purchases. Operations for our processing facility began in October 2011, therefore depreciation in the nine months ended March 31, 2012 related to depreciation in the second and third quarter. During the period of shutdown, the Company continued to incur overhead costs for removing waste water and setting up operations at the new facility in Taylor, TX.

                 Expenses- Total selling, general and administrative expenses for continuing operations for the nine months ended March 31, 2013 were $507,220 compared to $1,021,553   for the nine months ended March 31, 2012. The following is a summary of the major categories included in selling, general and administrative expenses:

	Nine Months Ended
	March 31,
	2013	2012
Legal	$ 63,816	$ 48,502
Accounting	17,713	56,935
Payroll and related taxes	286,060	646,529
Travel & Meals and Entertainment	10,118	15,698
Rent	19,377	31,340
Utilities	17,837	21,967
Insurance	41,236	35,105
Stock Option Expense	-	87,125
Office Supplies	7,781	12,162
Other G & A Expenses	43,282	66,190
Total selling, general and administrative expenses	$ 507,220	$ 1,021,553

Wages, related expenses and benefits decreased from $646,529 to $286,060 for the nine months ended March 31, 2012 and 2013, respectively. The 2013 wages, related expenses, and benefits included in SG&A are for the corporate office and one management employee in the plastics processing business. The Company has significantly reduced their overhead expenses during the period the plant was shut down.

Legal and audit/accounting fees decreased from $105,437 to $81,529 for the nine months ended March 31, 2013 and 2012, respectively. Legal fees increased from $48,502 in the nine months ended March 31, 2012 to $63,816 for the nine months ended March 31, 2013 due to the various issues relating to the shutdown of operations at HDIP and the process of locating new facilities. Auditing fees decreased from $56,935 to $17,713 in the nine months ended March 31, 2013 and 2012, respectively due to the timing of the work for the June 30, 2011 and 2012 financial statement audits.

Stock option expense was $0 and $87,125 for the nine months ended March 31, 2013 and 2012, respectively. This expense is based on the grant date fair value related to stock options that vested during the nine months ended March 31, 2013 and March 31, 2012.  There have been no new options granted in the last year and all options have been previously expensed.

The Company recorded $245,548 in interest expense in the nine months ended March 31, 2013 related to the various debt agreements, including the sale/leaseback transaction, and the Charter Capital line of credit. Comparably, there was $88,244 in interest expense in the nine months ended March 31, 2012. The significant increase in interest expense is due to a significant amount of new debt that has been added since December 2011 to help fund the Company’s restart efforts.

Our net loss from continuing operations was $1,369,091 for the nine months ended March 31, 2013, compared to net loss from continuing operations of $904,063 for the nine months ended March 31, 2012.  The increase in the loss was due to operations being shut down and the continuation of expenses including moving expenses and the removal and disposal of waste water from the Austin, Texas location. For the nine months ended March 31, 2013, basic and diluted net loss per share from continuing operations was $(0.03), based on weighted average common shares outstanding of 52,388,750.  For the nine months ended March 31, 2012, basic and diluted net loss per share per continuing operations was $(0.02) based on weighted average common shares outstanding of 44,973,644.

Liquidity and Capital Resources

Cash and cash equivalents had a net decrease of $69,379 and $371,786 for the nine months ended March 31, 2013 and March 31, 2012, respectively.  The significant elements of these changes were as follows:

Six months Ended March 31,
	2012	2012
Net cash provided by (used in) operating activities:
Net loss from continuing operations	$ (1,369,091)	$ (904,063)
Non-cash depreciation	$ 116,659	$ 67,560
Non-cash amortization of debt discount	$ 107,145	$ 14,705
Non-cash stock option expense	$ -	$ 302,822
(Increase) decrease in inventory related to the recycled
plastics processing business.	$ 31,737	$ (142,534)
(Increase) decrease in accounts receivable
plastics processing business.	$ 107,090	$ (1,089,778)
Increase in accounts payable that relate to continuing
operations	$ 266,858	$ 202,053
Increase (decrease) in accrued expenses relating to continuing operations	$ 41,971	$ 180,980
Net cash provided by (used in) Investing activities:
Purchase of equipment and other fixed assets in setting
up HDIP for operations	$ (250,216)	$ (630,525)
Payment received on notes receivable	$ 75,000	$ 125,000
Net cash provided by financing activities:
Factoring line of credit agreement with Charter Capital	$ -	$ 630,184
Proceeds from subordinated debt offering	$ 360,000	$ 833,600
Proceeds from Taylor Economic Development Corp	$ 140,000	$ -
Proceeds from senior debt offering	$ 200,000
Proceeds from Asher Enterprises	$ 70,000
Proceeds (payments) for sale/leaseback obligation	$ (25,933)	$ 109,813
Other:
Activity related to discontinued operations	$ (31,824)	$ (91,311)

As of March 31, 2013, we had cash and cash equivalents of $5,664. The Company has a negative working capital position of $857,619 at March 31, 2013. We expect the cash anticipated to be received from the plastics revenue generated in the next quarter, the payments to be received from the promissory note from CVC, and potential debt borrowings will be enough to continue our operations for the next few months.

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

No remediation of these internal control weaknesses have been done at this time due to the limited discretionary funds the Company has at this time.

(b)     Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various legal actions in the ordinary course of its business.

On March 28, 2012, HDIP received a Notice of Violation related to its sole processing facility located at 5330 Fleming Court, Austin, Texas, from the City of Austin Code Compliance Department.  The Notice of Violation alleges violations of Austin’s City Code and failures to obtain required permits and a Certificate of Occupancy based upon the current use of the processing facility. The violation primarily relates to the electrical design and capacity of the building. The Notice of Violation required HDIP to vacate the processing facility until such alleged violations are cured.  HDIP unsuccessfully attempted to negotiate temporary permits allowing it to continue operations while it addresses the alleged violations identified in the Notice of Violation.  On March 29, 2012, HDIP ceased processing operations at the processing facility.  On April 2, 2012, HDIP notified approximately 70 of its employees working at the facility of their termination and they were paid their outstanding vacation pay, however, no severance was paid. The violations have not been satisfied and the Company has vacated the Austin property and has moved their operations to a new location in Taylor, TX. At this time, the Company has not been assessed any fines or penalties by the City of Austin, but no assurances can be made that they will not do so in the future. At the time of this filing, the Company still had limited operations at its new facility in Taylor, TX.

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

On December 14, 2012, Flemtex Properties filed a lawsuit alleging breach of the commercial lease at the Fleming Court location. The lawsuit seeks damages totaling $412,711as of November 16, 2012 and future obligations due under the lease through December 2017. The Company intends to vigorously defend itself and may seek compensation for losses resulting from the willful and malicious interference into its Fleming Court operations by the landlord and its agent. Due to the uncertainty regarding the outcome of this matter, the Company does not believe that it is probable that they will owe all of the damages claimed by Flemtex and have only accrued for the costs of the lease up until Flemtex terminated the lease on May 31, 2012, as noted above.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

                 On January 2, 2013, HDI closed on a Securities Purchase Agreement entered into December 3, 2012 with Asher Enterprises, Inc., pursuant to which we issued to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500 (the “Note”). The Note has a maturity date of September 12, 2013 and is convertible into our common stock at the Variable Conversion Price of 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Asher has the right to convert 180 days after the initial advance date. The shares of common stock issuable upon conversion of the Note are not registered shares under the Securities Act of 1933.  The Company has the right to prepay the outstanding Note for an amount equal to 115%, multiplied by the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note.

On March 1, 2013, HDI closed on a second Securities Purchase Agreement with Asher, pursuant to which we issued to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500 with a maturity date of December 15, 2013. HDI closed on a third Note dated April 8, 2013 in the amount of $32,500 that matures on January 15, 2014.  The other terms of the notes are the same as the note described above. The Company issued these notes in reliance upon representations and warranties made by Asher that it qualified as an accredited investor under Regulation D of the Securities Act of 1933.

On February 4, 2013, HDI Plastics, Inc. executed a Secured Promissory Note (the “Note”) in a principal amount of $200,000 in favor of Mark Schwartz and Alan Stern, directors of the Company.  The Note bears interest at an annual rate of 18%, payable monthly, and is guaranteed by the Company.  The Note matures on February 1, 2014, at which time all principal and accrued and unpaid interest on the Note is due.  The Note is secured by certain equipment of HDI Plastics. In connection with the issuance of the Note, the Company issued to each of Messrs. Schwartz and Stern a warrant to purchase 3,333,333 shares of common stock, par value $0.01 per share, of the Company for an exercise price of $0.03 per share, subject to appropriate adjustment for stock splits, combinations and similar recapitalization events.  The warrants expire on February 4, 2018. Pursuant to the terms of the Note and Security Agreement, HDI Plastics may raise an additional $300,000 on the same terms and conditions as those set forth in the Note, Security Agreement and Warrants. The accrued interest on the notes was $3,000 as of March 31, 2013.  The Company issued these notes in reliance upon Regulation D of the Securities Act of 1933 given the director’s qualification as accredited investors of the Company.

On April 22, 2013, the Company received an additional $54,000 from an entity controlled by Kenneth Brimmer, the Company’s CEO in a private placement of a Subordinated Note. Terms for the Subordinated Note include the issuance of five-year warrants to purchase 1,542,857 shares of the Company’s common stock with an exercise price of $.035 per share. The note is due  two years from the closing date at 105% of face value.  The issuance of the Subordinated Note and warrant occurred in reliance upon Regulation D of the Securities Act of 1933 given the Mr. Brimmer’s status as Chief Executive Officer and qualification as an accredited investor of the Company.

Item 3. Defaults Upon Senior Securities

                 On January 1, 2013, the Company’s board of directors approved a 4-month “Payment-in-Kind” or “PIK” interest plan on the Company’s currently outstanding Subordinated Debt Notes. The plan suspended the monthly cash payments of interest to the note holders for four months through April 1, 2013, which is a default under the terms of such notes. The monthly interest will be added to the principal of the note. We currently plan to resume monthly cash interest payments on such notes commencing May 1, 2013.  As of March 31, 2013 the accrued interest payable for the loans was $56,913.

Item 4.    Mine Safety Disclosures

                Not Applicable.

Item 5.    Other Information

On December 24, 2012, HDIP entered into a Letter of Agreement with the Taylor Economic Development Corporation (“TEDCO”).  Under the terms of the TEDCO Agreement, TEDCO agreed to advance up to $140,000 for improvements and upgrades to the HDIP’s new facility located in Taylor, Texas.  The advances are in the form of a forgivable loan which will convert to a grant in 10 years provided among other conditions, HDIP continues to operate in Taylor and maintain at least 50 full-time jobs at the Taylor facility.  Should HDIP default under its agreement with TEDCO it may be required repay the advances with interest at the prime rate plus 3%.  As of March 31, 2013, $140,000 had been advanced under the TEDCO Agreement.

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

10.3                Lease Agreement dated December 28, 2012 by and between HDI Plastics, Inc., a wholly owned subsidiary of HDI, and Southern Mattress Company of Texas, Inc.

10.4                Letter of Agreement dated December 24, 2012 by and between HDI Plastics and Taylor Economic  Development Corporation.

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

Date:  May 15, 2013