Form 10-K
period 2017-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2019-09-17
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________

Commission File Number: 000-24635

_____________________

Hypertension Diagnostics,Inc.

(Exact name of registrant as specified in its charter)

_____________________

Minnesota	41-1618036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Highway 7 East, Unit 316	L4B 3Z4
(Address of principal executive offices)	(Zip Code)

404-449-6151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

There were 136,813,921 shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 12, 2019.

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended December 31, 2017 and 2016

Hypertension Diagnostics, Inc.
Balance Sheets

	DECEMBER 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$285,434	$190,198
Accounts receivable, net	180,588	173,832
Inventory, net	186,494	183,581
Prepaids and other current assets	39,953	38,050
Note receivable-related party	186,744	177,852
Accrued royalties receivable from CPC	3,865	3,514
Total Current Assets	883,078	767,027

Property and Equipment
Leasehold improvements	93,235	93,235
Furniture and equipment	19,907	19,907
Computer & electronic equipment	672,383	672,383
Rounding	1	1
Total Property and Equipment	785,526	785,526
Less accumulated depreciation and amortization	(239,998)	(208,694)
Property and Equipment, net	545,528	576,832
Other Assets	60,486	58,453
Total Assets	$1,489,092	$1,402,312

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$422,141	$400,192
Accrued vacation, payroll and payroll taxes	35,905	34,196
Rounding	–	(1)
Other accrued expenses	1,229,703	1,024,752
Total Current Liabilities	1,687,749	1,459,139

Long Term Liabilities:
Deferred revenue, less current position	–	–
Notes payable – subordinated debt, net	4,417,731	4,200,950
Sale and leaseback obligation, net	–	–
Total Long-Term Liabilities	4,417,731	4,200,950
Total Liabilities	$6,105,480	$5,660,089

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value: Authorized Shares – 5,000,000 Issued and outstanding shares – 611,390	$6,144	$6,144
Common Stock, $.01 par value: Authorized shares – 150,000,000 Issued and outstanding shares – 52,388,750 issued	523,887	523,887
Additional paid-in capital	28,462,631	28,462,631
Accumulated deficit	(33,619,050)	(33,250,439)
Total Shareholders’ Equity (Deficit)	$(4,626,388)	$(4,257,777)

Total Liabilities and Shareholders’ Equity	$1,479,092	$1,402,312

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.
Statements of Operations

	DECEMBER 31,
	2017	2016
Revenue:
Sales	$3,552,591	$3,449,117
Rental / brokered	95,429	90,885
Service/contract income/royalties	29,762	27,057
Total Revenue	3,677,782	3,567,059

Cost of Sales:
Cost of sales	2,925,394	3,015,870
Inventory obsolescence reserve	–	–
Net Cost of Sales	2,925,394	3,015,870
Gross Profit	752,388	551,189

Expenses
Selling, general & administrative	966,072	1,016,917
Interest Expenses	158,507	155,399
Depreciation	31,304	34,782
Total Expenses	1,155,883	1,207,098
Operating Loss	(403,495)	(655,909)

Other Income:
Interest Income	26,792	26,266
Other Income	8,093	7,934
Rounding	(1)	(2)
Total Other Income	34,884	34,198
Net income (loss) before income taxes	(368,611)	(621,711)
Income Tax	–	–

Net Loss	$(368,611)	$(621,711)

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.

Statements of Shareholders’ Equity (Deficit)

					Additional
	Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at DECEMBER 31, 2015	611,390	$6,114	52,388,750	$523,887	$28,462,631	$(32,628,729)	$(3,636,067)
Conversion of Preferred Stock Into Common Stock
Warrants Exercised
Stock based compensation
Net Loss						(627,711)	(627,711)

Balance at DECEMBER 31, 2016	611,390	$6,114	52,388,750	$523,887	$28,462,631	(33,250,439)	$(4,257,777)
Conversion of Preferred Stock Into Common Stock
Warrants Exercised
Stock based compensation
Net Loss						(368,611)	(386,611)
Balance at DECEMBER 31, 2017	611,390	$6,114	52,388,750	$523,887	$28,462,631	$(33,619,050)	$(4,626,388)

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	DECEMBER 31,
	2017	2016
Operating Activities:
Net Loss	$(368,611)	$(621,711)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Deferred stock-based compensation (income) expenses		–
Depreciation	31,304	34,782
Rounding	–	2
Allowance for Receivables	328	298
Inventory obsolescence reserve	1,519	1,460
	(335,460)	(585,169)
Change in operating assets and liabilities:		–
Accounts receivable	(16,329)	(15,600)
Inventory	(4,431)	(4,344)
Prepaid and other current assets	(1,903)	(1,812)
Accounts Payable	21,949	20,506
Accrued vacation, payroll and payroll taxes	1,710	1,628
Notes, Loans and Lines of Credit	43,594	29,063
Rounding	1	(2)
Other accrued expenses	204,950	170,792
Net cash used in operating activities	(85,919)	(384,938)

Investing Activities
Issuance of note receivable-related party	–	–
Property, Plant, Equipment and other Assets	(2,033)	(1,959)
Net cash used in investing activities	(2,033)	(1,959)

Financing Activities
Proceeds from exercise of warrants	–	–
Proceeds from subordinate debt	80,063	76,251
Proceeds from Other Debt and Loans	103,125	187,500
Proceeds from exercise of stock options	–	–
Net cash provided by financing activities	183,188	263,751.00

Net increase/(decrease) in cash and cash equivalents	95,236	(123,146)
Cash and cash equivalents at beginning of period	190,198	313,344
Cash and cash equivalents at end of period	$285,434	$190,198

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended December 31, 2017

Notes to Financial Statements

Note 1. Organization and Significant Accounting Policies

Description of Business

We were incorporated under the laws of the State of Minnesota on July 19, 1988. We were previously engaged in the medical device business. As of December 31, 2017, HDI had accumulated net tax operating loss carryforwards of approximately $33,619,050. In mid-2011, HDI’s board of directors determined to pursue a change in strategic direction. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company owned by Jay Cohn, a founder and a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, entered into a new lease agreement, purchased selected manufacturing assets from Compass Bank and Cycled Plastics and began engaging in the business of plastics reprocessing in Austin, TX. Demand for reprocessed plastic is growing, and HDIP has the systems and infrastructure for collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies.

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

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of December 31, 2017 and 2016.

Inventory

Inventories are valued at the lower of cost or market with cost based upon the average cost of raw material purchased which includes an allocation of manufacturing overhead if further processing has been done. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not useable. The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales. As of December 31, 2017, there was no reserve for obsolete inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2017 and 2016, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the year ended December 31, 2017 that had, or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Note 2.    Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017, we incurred losses from continuing operations of $368,611. At December 31, 2017, we had an accumulated deficit of $33,619,050 and negative working capital of $804,671. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to relocate our plastics processing facility to a new site and then restart the facility which would include hiring production works.

Note 3.     Inventory

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

4. Subsequent Events

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with our current auditors.

ITEM 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer Kenneth W. Brimmer, and members of our accounting staff, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. (b) Management’s Annual Report on Internal Controls Over Financial Reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2017 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

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

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypertension Diagnostics Inc.

Date: September 17, 2019	By: /s/ Liangjian Peng
Liangjian Peng Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liangjian Peng	Chief Executive Officer	September 17, 2019

