Form 10-K
period 2018-12-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2019-09-18
CIK 1058828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Registrant’s telephone number, including area code

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

Financial Statements

Hypertension Diagnostics, Inc.

Years Ended December 31, 2018 and 2017

Hypertension Diagnostics, Inc.
Balance Sheets

	DECEMBER 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$86,392	$285,434
Accounts receivable, net	187,595	180,588
Inventory, net	189,434	186,494
Prepaids and other current assets	41,950	39,953
Note receivable-related party	196,081	186,744
Accrued royalties receivable from CPC	4,252	3,865
Total Current Assets	705,704	883,078

Property and Equipment
Leasehold improvements	93,235	93,235
Furniture and equipment	19,907	19,907
Computer & electronic equipment	672,383	672,383
Rounding	–	–
Total Property and Equipment	785,525	785,525
Less accumulated depreciation and amortization	(275,998)	(239,998)
Property and Equipment, net	509,527	545,527
Other Assets	62,598	60,486
Total Assets	$1,277,829	$1,489,091

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$445,644	$422,141
Accrued vacation, payroll and payroll taxes	37,701	35,905
Rounding	(1)	–
Other accrued expenses	860,792	1,229,703
Total Current Liabilities	1,344,136	1,687,749

Long Term Liabilities:
Deferred revenue, less current position		–
Notes payable – subordinated debt, net	4,685,469	4,417,731
Sale and leaseback obligation, net
Total Long-Term Liabilities	4,685,469	4,417,731
Total Liabilities	6,029,605	6,105,480

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value: Authorized Shares – 5,000,000 Issued and outstanding shares – 611,390	6,144	6,144
Common Stock, $.01 par value: Authorized shares – 150,000,000 Issued and outstanding shares – 52,388,750 issued	523,887	523,887
Additional paid-in capital	28,462,631	28,462,631
Accumulated deficit	(33,744,438)	(33,619,050)
Total Shareholders’ Equity (Deficit)	(4,751,776)	(4,626,388)

Total Liabilities and Shareholders’ Equity	$1,277,829	$1,479,092

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.
Statements of Operations

	DECEMBER 31,
	2018	2017
Revenue:
Sales	$3,659,168	$3,552,591
Rental / brokered	100,200	95,429
Service/contract income/royalties	32,738	29,762
Total Revenue	3,792,106	3,677,782

Cost of Sales:
Cost of sales	2,837,632	2,925,394
Inventory obsolescence reserve	–	–
Net Cost of Sales	2,837,632	2,925,394
Gross Profit	954,474	752,388

Expenses
Selling, general & administrative	917,768	966,072
Interest Expenses	161,678	158,507
Depreciation	36,000	31,304
Total Expenses	1,115,446	1,155,883
Operating Loss	(160,972)	(403,495)

Other Income:
Interest Income	27,327	26,792
Other Income	8,255	8,093
Rounding	2	(1)
Total Other Income	35,584	34,884
Net income (loss) before income taxes	(125,388)	(368,611)
Income Tax	–	–

Net Loss	$(125,388)	$(368,611)

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.

Statements of Shareholders’ Equity (Deficit)

					Additional
	Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at DECEMBER 31, 2016	611,390	$6,114	52,388,750	$523,887	$28,462,631	$(33,250,439)	$(4,257,777)
Conversion of Preferred Stock Into Common Stock	–	–	–	–	–	–	–
Warrants Exercised	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	(368,611)	(386,611)

Balance at DECEMBER 31, 2017	611,390	$6,114	52,388,750	$523,887	$28,462,631	(33,619,050)	$(4,626,388)
Conversion of Preferred Stock Into Common Stock	–	–	–	–	–	–	–
Warrants Exercised	–	–	–	–	–	–	–
Stock based compensation	–	–		–	–	–	–
Net Loss	–	–	–	–	–	(125,388)	(125,388)
Balance at DECEMBER 31, 2018	611,390	$6,114	52,388,750	$523,887	$28,462,631	$(33,744,438)	$(4,751,776)

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	DECEMBER 31,
	2018	2017
Operating Activities:
Net Loss	$(125,388)	$(368,611)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Deferred stock-based compensation (income) expenses
Depreciation	36,000	31,304
Rounding	(1)	–
Allowance for Receivables	361	328
Inventory obsolescence reserve	1,580	1,519
	(87,448)	(335,460)
Change in operating assets and liabilities:
Accounts receivable	(17,092)	(16,329)
Inventory	(4,520)	(4,431)
Prepaid and other current assets	(1,998)	(1,903)
Accounts Payable	23,504	21,949
Accrued vacation, payroll and payroll taxes	1,795	1,710
Notes, Loans and Lines of Credit	65,391	43,594
Rounding	1	1
Other accrued expenses	(368,911)	204,950
Net cash used in operating activities	(389,278)	(85,919)

Investing Activities
Issuance of note receivable-related party
Property, Plant, Equipment and other Assets	(2,111)	(2,033)
Net cash used in investing activities	(2,111)	(2,033)

Financing Activities
Proceeds from exercise of warrants
Proceeds from subordinate debt	81,066	80,063
Proceeds from Other Debt and Loans	108,281	103,125
Proceeds from exercise of stock options	–	–
Net cash provided by financing activities	189,347	183,188

Net increase/(decrease) in cash and cash equivalents	(202,042)	95,236
Cash and cash equivalents at beginning of period	285,434	190,198
Cash and cash equivalents at end of period	$83,392	$285,434

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Fiscal Year Ended December 31, 2018

Note 1. Organization and Significant Accounting Policies

Description of Business

We were incorporated under the laws of the State of Minnesota on July 19, 1988. We were previously engaged in the medical device business. As of December 31, 2018, HDI had accumulated net tax operating loss carryforwards of approximately $33,744,438. In mid-2011, HDI’s board of directors determined to pursue a change in strategic direction. In August 2011, we sold our medical device inventory, subleased our office and manufacturing facility, and entered into a limited license agreement with a company owned by Jay Cohn, a founder and a director of the Company. In September 2011, we formed HDI Plastics Inc. (“HDIP”), a wholly owned-subsidiary, entered into a new lease agreement, purchased selected manufacturing assets from Compass Bank and Cycled Plastics and began engaging in the business of plastics reprocessing in Austin, TX. Demand for reprocessed plastic is growing, and HDIP has the systems and infrastructure for collecting and processing post-consumer and post-industrial plastic waste into pellets to be resold to domestic manufacturing companies.

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

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of December 31, 2018 and 2017.

Inventory

Inventories are valued at the lower of cost or market with cost based upon the average cost of raw material purchased which includes an allocation of manufacturing overhead if further processing has been done. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not useable. The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales. As of December 31, 2018, there was no reserve for obsolete inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2018 and 2017, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the year ended December 31, 2018 that had, or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Note 2.    Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018, we incurred losses from continuing operations of $125,388. At December 31, 2018, we had an accumulated deficit of $33,744,438 and negative working capital of $638,432. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short-term needs to relocate our plastics processing facility to a new site and then restart the facility which would include hiring production works.

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

None.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2018 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

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

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypertension Diagnostics Inc.

Date: September 18, 2019	By: /s/ Liangjian Peng
Liangjian Peng Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liangjian Peng	Chief Executive Officer	September 18, 2019

