Form 10-Q
period 2019-03-31
HYPERTENSION DIAGNOSTICS INC /MN
filed 2019-09-18
CIK 1058828

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(Registrant’s telephone number, including area code)

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

Part I - Financial Information

Item 1. - Financial Statements

Hypertension Diagnostics, Inc.

Balance Sheets

	March 31, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$86,392	$86,392
Accounts receivable, net	187,595	187,595
Inventory, net	189,434	189,434
Prepaids and other current assets	41,950	41,950
Note receivable - related party	196,181	196,081
Accrued royalty’s receivable from CPC	4,252	4,252
Total Current Assets	705,704	705,704

Property and Equipment
Leasehold improvements	93,235	93,235
Furniture and equipment	19,907	19,907
Computer & electronic equipment	672,383	672,383
Total property and equipment	785,525	785,525
Less accumulated depreciation and amortization	(275,998)	(275,998)
Property and equipment, net	509,527	509,527
Other assets	62,598	62,598
Total Assets	$1,277,829	$1,277,829

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$445,644	$445,644
Accrued vacation, payroll and payroll taxes	37,700	37,700
Other accrued expenses	860,792	860,792
Current Liabilities	1,344,136	1,344,136
Long Term Liabilities:
Notes payable - subordinated debt, net	4,685,469	4,685,469
Total Long-term liabilities	4,685,469	4,685,469
Total Liabilities	6,029,605	6,029,605

Shareholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $.01 par value:
Authorized Shares - 5,000,000, Issued and outstanding shares - 611,390	6,144	6,144
Common stock, $.01 par value:
Authorized shares - 150,000,000, Issued and outstanding shares 52,388,750 issued	523,887	523,887
Additional paid-in capital	28,462,631	28,462,631
Accumulated deficit	(33,744,438)	(33,744,438)
Total Shareholders’ Equity (Deficit)	(4,751,776)	(4,751,776)
Total Liabilities and Shareholders’ Equity	$1,277,829	$1,277,829

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.
Statements of Operations

	For the three months ended March 31, 2019	For the year ended December 31, 2018
Revenue:
Sales	$–	$3,659,168
Rental / brokered	–	100,200
Service/contract income/royalties	–	32,738
Total Revenue	–	3,792,106

Cost of Sales:
Cost of sales	–	2,837,632
Inventory obsolescence reserve	–	–
Net Cost of Sales	–	2,837,632
Gross Profit	–	954,474

Expenses
Selling, general & administrative	–	917,768
Interest Expenses	–	161,678
Depreciation	–	36,000
Total Expenses	–	1,115,446
Operating Loss	–	(160,972)

Other Income:
Interest Income	–	27,327
Other Income	–	8,255
Rounding	–	2
Total Other Income	–	34,884
Net income (loss) before income taxes	–	(125,388)
Income Tax	–	–

Net Loss	$–	$(125,388)

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.

Statements of Shareholders’ Equity (Deficit)

					Additional
	Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at DECEMBER 31, 2017	611,390	$6,114	52,388,750	$523,887	$28,462,631	$(33,619,050)	$(4,626,388)
Net Loss						(125,388)	(125,388)

Balance at DECEMBER 31, 2018	611,390	$6,114	52,388,750	$523,887	$28,462,631	(33,744,438)	$(4,751,776)
Net Loss						–	–
Balance at MARCH 31, 2019	611,390	$6,114	52,388,750	$523,887	$28,462,631	$(33,744,438)	$(4,751,776)

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.
Statements of Cash Flows

	For the three months ended March 31, 2019	For the year ended December 31, 2018
Operating Activities:
Net Loss	$–	$(125,388)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Deferred stock-based compensation (income) expenses
Depreciation	–	36,000
Rounding	–	(1)
Allowance for Receivables	–	361
Inventory obsolescence reserve	–	1,580
Change in operating assets and liabilities:
Accounts receivable	–	(17,092)
Inventory	–	(4,520)
Prepaid and other current assets	–	(1,998)
Accounts Payable	–	23,504
Accrued vacation, payroll and payroll taxes	–	1,795
Notes, Loans and Lines of Credit	–	65,391
Rounding	–	1
Other accrued expenses	–	(368,911)
Net cash used in operating activities	–	(389,278)

Investing Activities
Issuance of note receivable-related party
Property, Plant, Equipment and other Assets	–	(2,111)
Net cash used in investing activities	–	(2,111)

Financing Activities
Proceeds from exercise of warrants
Proceeds from subordinate debt	–	81,066
Proceeds from Other Debt and Loans	–	108,281
Proceeds from exercise of stock options	–	–
Net cash provided by financing activities	–	189,347

Net increase/(decrease) in cash and cash equivalents	–	(202,042)
Cash and cash equivalents at beginning of period	83,392	285,434
Cash and cash equivalents at end of period	$83,392	$83,392

The accompanying notes are an integral part of these financial statements

Hypertension Diagnostics, Inc.

Notes to the Consolidated Financial Statements

Quarterly Period ended March 31, 2018

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

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management’s review of accounts receivable balances and historic write-offs. Invoice terms can vary from at date of shipment to net 30 days. The Company does not accrue interest on past due accounts receivable. The Company writes off receivables when they are deemed uncollectible after all collection attempts have failed. The Company has determined that an allowance for doubtful accounts is not necessary as of March 31, 2019.

Inventory

Inventories are valued at the lower of cost or market with cost based upon the average cost of raw material purchased which includes an allocation of manufacturing overhead if further processing has been done. Typically, the Company holds material for less than 45 days. The nature of the Company’s inventory does not result in obsolescence of either processed or unprocessed material. Inventory on hand at the end of the period is reviewed to determine the need for a reserve for or write-off and dispose of any material which is not useable. The need for a reserve is based on management’s review of inventories on hand compared to estimated future usage and sales. As of March 31, 2019, there was no reserve for obsolete inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three month period ended March 31, 2018, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the quarterly period ended March 31, 2018 that had, or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

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
Liangjian Peng Chief Executive Officer

The Issuer’s Business, Products and Services

A. Hypertension Diagnostics, Inc. is a consulting company.

B. The Company was incorporated under the laws of the State of Minnesota on July 19, 1998.

C. The Company’s SIC code is 8748 - Business Consulting Services.

D. the Company’s principle products are consulting services.

Issuer’s facilities

Hypertension Diagnostics, Inc. currently operates out of shared space offered to the Company at no charge by the Chief Executive Officer, and will continue to do so until the Company needs its own office space.

Officers, Directors, and Control Persons

A. Names of Officers, Directors, and Control Persons.

Liangjian Peng, CEO

2915 Waters Rd #108 Eagan MN 55121

Owns 3,000,000 Preferred Series A super voting shares - (Approx. 95% Control)

B. Legal/Disciplinary History. Please identify whether any of the foregoing persons have, in the last five years, been the subject of:

1.	A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses): NO

2.	The entry of an order, judgement, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities; NO

3.	A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended or vacated: NO

4.	The entry of an order by a self-regulatory organization that permanently or temporarily barred suspended or otherwise limited such person’s involvement in any type of business or securities activities. NO

C. Beneficial Shareholders.

The following are persons or entities owning 5% of the current outstanding shares or more as of the date of this information statement.

Liangjian Peng, CEO

2915 Waters Rd #108 Eagan MN 55121

Owns 3,000,000 Preferred Series A super voting shares - (Approx. 95% Control)

Legal/Disciplinary History

NONE

Third Party Providers

Please provide the name, address, telephone number, and email address of each of the following outside providers that advise your company on matters relating to operations, business development and disclosure:

a. Legal Counsel: None

b. Accountant or Auditor: None

c. Investor Relations Consultant: None

d. Other Advisor: None

Issuer Certification

I, Liangjian Peng certify that:

1.	I have reviewed this Disclosure Statement of Hypertension Diagnostics, Inc.:

2.	Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3.	Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this disclosure statement.

September 19, 2019

Date

/s/ Liangjian Peng

CEO

